Form 10-Q
period 2013-09-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2013-11-13
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-184126

Industrial Property Trust Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	61-1577639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, 17th Floor Denver, CO	80202
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (303) 228-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2013, there were 253,994 shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and the Period from Inception (August 28, 2012) to September 30, 2012 (unaudited)	4
	Consolidated Statement of Equity for the Nine Months Ended September 30, 2013 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and the Period from Inception (August 28, 2012) to September 30, 2012 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6.	Exhibits	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$2,039,690	$201,000
Other assets	315,064	—

Total assets	$2,354,754	$201,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$282,801	$—
Distributions payable	7,367	—

Total liabilities	290,168	—
Commitments and contingencies (Note 6)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,500,000,000 shares authorized, 240,994 and 20,000 shares issued and outstanding, respectively	2,410	200
Additional paid-in capital	2,197,590	199,800
Accumulated deficit	(136,414)	—

Total stockholders’ equity	2,063,586	200,000
Noncontrolling interests	1,000	1,000

Total equity	2,064,586	201,000

Total liabilities and equity	$2,354,754	$201,000

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013	For the Period from Inception (August 28, 2012) to September 30, 2012
Revenues:
Rental revenues	$—	$—	$—

Total revenues	—	—	—

Operating expenses:
General and administrative expenses	87,353	87,353	—
Organization expenses, related party	40,000	40,000
Acquisition-related expenses	1,228	1,228

Total operating expenses	128,581	128,581	—

Other expenses:
Interest expense	466	466	—

Net loss	(129,047)	(129,047)	—
Net loss attributable to noncontrolling interests	—	—	—

Net loss attributable to common stockholders	$(129,047)	$(129,047)	$—

Weighted-average shares outstanding	80,053	40,238	—

Net loss per common share - basic and diluted	$(1.61)	$(3.21)	$—

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	20,000	$200	$199,800	$—	$1,000	$201,000
Net loss	—	—	—	(129,047)	—	(129,047)
Issuance of common stock	220,994	2,210	1,997,790	—	—	2,000,000
Distributions to stockholders	—	—	—	(7,367)	—	(7,367)

Balance as of September 30, 2013	240,994	$2,410	$2,197,590	$(136,414)	$1,000	$2,064,586

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2013	For the Period from Inception (August 28, 2012) to September 30, 2012
Operating activities:
Net loss	$(129,047)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	19,233	—
Changes in operating assets and liabilities
Other assets	(66,859)	—
Accounts payable and accrued expenses	15,363	—

Net cash used in operating activities	(161,310)	—

Financing activities:
Proceeds from issuance of common stock	2,000,000	—

Net cash provided by financing activities	2,000,000	—

Net increase in cash and cash equivalents	1,838,690	—
Cash and cash equivalents, at beginning of period	201,000	—

Cash and cash equivalents, at end of period	$2,039,690	$—

Supplemental disclosure of noncash items:
Financing of directors’ and officers’ insurance	$267,438	$—

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Industrial Property Trust Inc. (the “Company”) is a newly organized Maryland corporation formed on August 28, 2012 (“Inception”). Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries.

The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate related equity securities. As of September 30, 2013, the Company has neither purchased nor contracted to purchase any properties, debt, or real estate-related equity securities, nor have any probable acquisitions been identified.

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with its taxable year ending December 31, 2013. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Industrial Property Operating Partnership LP (the “Operating Partnership”).

In September 2012, the Company sold 20,000 shares of common stock to Industrial Property Advisors LLC (the “Advisor”) at a price of $10.00 per share. The Company subsequently contributed $2,000 to IPT-GP Inc. (“IPT-GP”), which was a wholly-owned subsidiary of the Company and was the sole general partner of the Operating Partnership until March 2013, when IPT-GP was dissolved as described below.

In September 2012, the Operating Partnership issued 19,800 Operating Partnership Units (“OP Units”) to the Company in exchange for $198,000, representing an approximate 99% limited partner interest. In addition, IPT-GP contributed $2,000 to the Operating Partnership in exchange for 200 OP Units, representing an approximate 1% general partner interest. In March 2013, IPT-GP was dissolved and its 200 OP Units, representing the sole general partner interest in the Operating Partnership, were distributed to the Company as the sole stockholder of IPT-GP. As a result, the Company owns 20,000 OP Units and is the general partner and a limited partner of the Operating Partnership. The rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets. Additionally, the Operating Partnership issued 100 Special Units to Industrial Property Advisors Group LLC, the parent of the Advisor, in exchange for $1,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Basis of Consolidation

The consolidated financial statements include the accounts of Industrial Property Trust Inc., the Operating Partnership, and its wholly-owned subsidiaries, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revision are reflected in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Other Assets

Other assets include prepaid directors’ and officers’ insurance.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily consist of accrued costs related to directors’ and officers’ insurance, and accrued accounting and legal fees.

Noncontrolling Interests

Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interest in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to the noncontrolling interests on the consolidated statements of operations.

Other Comprehensive Income (Loss)

Consolidated statements of comprehensive income (loss) were not disclosed as there were no components of other comprehensive income (loss) for the three and nine months ended September 30, 2013 and for the period from Inception (August 28, 2012) to September 30, 2012.

Organization and Offering Expenses

Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company is not successful in raising additional equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 4” for additional information regarding when organization and offering expenses become reimbursable.

Income Taxes

The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2013. As a REIT, the Company generally will not be subject to federal income taxes on net income that it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires companies to report, either on their income statement or in a footnote to their financial statements, the effects from items that are reclassified out of other comprehensive income. ASU 2013-02 was effective for the Company in the first quarter of 2013. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

3. STOCKHOLDERS’ EQUITY

Initial Public Offering

On September 27, 2012, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $2,000,000,000 in shares of the Company’s common stock (the “Offering”). The registration statement was subsequently declared effective on July 24, 2013. Pursuant to the registration statement for the Offering, the Company is offering for sale up to $1,500,000,000 in shares of common stock at a price of $10.00 per share, and up to $500,000,000 in shares under the Company’s distribution reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end no later than two years after the effective date of the Offering, or July 24, 2015, unless extended for up to an additional one and a half year period by the Company’s board of directors, subject to applicable regulatory requirements.

As of September 30, 2013, the Company had received an aggregate $2,000,000 in connection with the subscription for shares of the Company’s common stock from certain of the Company’s officers and officers of the Advisor and its affiliates, directly or indirectly. As a result, the Company received sufficient offering proceeds to satisfy the minimum offering requirements for the Offering with respect to all states other than the states of Ohio and Pennsylvania. Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources. In addition, the Company will not accept subscriptions from Pennsylvania residents until the Company has received at least $50,000,000 in aggregate gross proceeds from investors in the Offering who are not Pennsylvania residents. Accordingly, the offering proceeds received from stockholders (other than proceeds received from residents of the state of Ohio) were released from escrow on September 6, 2013 and the Company has commenced operations.

Distributions

On August 8, 2013, the Company’s board of directors authorized daily distributions at a quarterly rate of $0.1125 per share of common stock to all common stockholders of record as of the close of business on each day commencing on the date that the Company meets the minimum offering requirements in connection with the Offering and ending on the last day of the quarter in which the minimum offering requirements are met (the “Initial Quarter”). The Company met the minimum offering requirements in connection with the Offering on September 6, 2013. Accordingly, the Initial Quarter commenced on that date and ended on September 30, 2013. Distributions for the Initial Quarter will be paid on a date determined by the Company that is no later than December 31, 2013. Because the Company’s minimum offering requirements were met prior to September 30, 2013, the Company’s board of directors also authorized daily distributions at a quarterly rate of $0.1125 per share of common stock for the fourth quarter of 2013 to all common stockholders of record as of the close of business on each day of such quarter. Distributions for the fourth quarter of 2013 will be paid on a date determined by the Company that is no later than January 15, 2014.

The Company intends to accrue and make distributions on a regular basis. The Company will calculate individual payments of distributions to each stockholder based upon daily record dates during each quarter so that investors are eligible to earn distributions immediately upon purchasing shares of the Company’s common stock. These distributions will be calculated based on common stockholders of record as of the close of business each day in the period. Stockholders may elect to have cash distributions reinvested in shares of the Company’s common stock through its distribution reinvestment plan.

Redemptions

Subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently intends to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also intends to limit redemptions in accordance with a quarterly cap. The discount from the purchase price paid for the redeemed shares will vary based upon the length of time that the shares of common stock have been held, as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of the Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

As of September 30, 2013, the Company had not redeemed any shares of its common stock.

4. RELATED PARTY TRANSACTIONS

Various affiliates of the Company are involved in the Offering and in the Company’s operations. The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Dealer Manager will provide dealer manager services. Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Advisor, the Dealer Manager, and the Property Manager are affiliated parties that will receive compensation and fees for services relating to the offering and for the investment and management of the Company’s assets. These fees primarily consist of the following:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating broker dealers, and are equal to up to 7.0% of the gross proceeds from the Offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager and are equal to up to 2.5% of the gross proceeds from the Offering.

Organization and Offering Expenses. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed the 2.0% organization and offering expense reimbursement for the Company’s public offerings, without recourse against or reimbursement by the Company. Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company is not successful in raising additional amounts of offering proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organizational costs are expensed in the period they become reimbursable and offering costs are recorded as a reduction of gross offering proceeds in additional paid-in capital.

As of September 30, 2013, the Company had incurred $2,419,643 of offering costs and $93,008 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of September 30, 2013, the Company had reimbursed the Advisor $40,000 related to organization costs.

Acquisition Fees. For each real property acquired in the operational stage, the acquisition fee will be an amount equal to up to 2.0% of the total purchase price of the property (or the Company’s proportional interest therein), until such time as the Company has invested an aggregate amount of $500,000,000 in properties acquired, at which time the acquisition fee will be reduced to 1.0% of the total purchase price of the properties acquired thereafter (or the Company’s proportional interest therein), including in all instances real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement, and stabilization, including tenant improvements, of real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will be an amount up to 4.0% of the total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if the Advisor provides the development oversight services. For acquisitions of interest in real estate-related entities, acquisition fees will be payable to the Advisor of (i) 1.0% of the Company’s proportionate share of the purchase price of the property owned by any real estate-related entity in which the Company acquires a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP, and (ii) 1.0% of the purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment.

Asset Management Fees. Asset management fees consist of: (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP); provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves and depreciation, as applicable) of any interest in any other real estate related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.0% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement by and between the Company, the Advisor and the Operating Partnership. The term “disposition” includes: (i) a sale of one or more assets; (ii) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership; (iii) a sale, merger, or other transaction in which the stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iv) a listing of the Company’s common stock on a national securities exchange or the receipt by the Company’s stockholders of securities that are listed on a national securities exchange in exchange for the Company’s common stock.

Property Management and Leasing Fees. Property management fees may be paid to the Property Manager in an amount equal to a market-based percentage of the annual gross revenues of the applicable property. For each property managed by the Property Manager and owned by the Company, the fee is expected to range from 2.0% to 5.0% of the annual gross revenues. The Company may also pay the Property Manager a separate fee for initially leasing-up its properties, for leasing vacant space in the Company’s real properties and for renewing or extending current leases on the Company’s real properties. Such initial leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2.0% to 8.0% of the projected first year’s annual gross revenues under the lease).

Transactions with Affiliates

In September 2012, the Company sold 20,000 shares of common stock to the Advisor at a price of $10.00 per share. The Company subsequently contributed $2,000 to IPT-GP who was the sole general partner of the Operating Partnership. Additionally, the Operating Partnership issued 19,800 OP Units at $10.00 per share to the Company in exchange for $198,000. The Operating Partnership also issued 100 Special Units to the parent of the Advisor for consideration of $1,000. These units are classified as noncontrolling interests. See “Note 5” for additional information.

In September 2013, certain of the Company’s officers and officers of the Advisor and its affiliates, directly or indirectly, invested an aggregate $2,000,000 in connection with the subscription for shares of the Company’s common stock (no direct selling costs were incurred). As a result, the Company had received sufficient offering proceeds to satisfy the minimum offering requirements in most states. See “Note 3” above for additional information.

5. NONCONTROLLING INTERESTS

Special Units

In September 2012, the Operating Partnership issued 100 Special Units to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from asset dispositions or upon other events. In general, after holders of OP Units, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holder of OP units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

In addition, the Special Units will be redeemed by the Operating Partnership, upon the earliest to occur of the following events:

(1)	A “Liquidity Event”; or

(2)	The occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement between the Advisor, the Company, and the Operating Partnership.

A Liquidity Event is defined as (i) a listing of the Company’s common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) a sale, merger or other transaction in which the Company’s stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iii) the sale of all or substantially all of the Company’s assets where the Company’s stockholders either receive, or have the option to receive, cash or other consideration.

The Company has determined that the Special Units are: (i) not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or (ii) redeemable only upon events that are solely within the Company’s control. As a result, the Company classifies the Special Units as noncontrolling interests within permanent equity.

6. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

7. SUBSEQUENT EVENTS

Expense Support Agreement

On October 24, 2013, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Agreement, effective for each quarter between October 1, 2013 and September 30, 2014, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations, as disclosed in each of the Company’s quarterly and annual reports (“CDFFO”), for a particular quarter is less than the aggregate distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.1125 per share of common stock (“Baseline Distributions”), which is the rate at which the Company has declared distributions for the third and fourth quarters of 2013. The amount of the asset management fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the CDFFO and Baseline Distributions for such quarter and (ii) the entire asset management fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.

In addition, during the term of the Agreement, the Advisor, in its sole discretion, may elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. The Company, the Advisor and the Operating Partnership will enter into a quarterly expense support agreement with respect to any quarter during which the Advisor elects to fund as an expense support payment an amount equal to the difference between the CDFFO and the Baseline Distributions less any deferred asset management fees for that quarter.

Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Agreement; provided, that, the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO exceeds the Baseline Distributions for that quarter, the Agreement requires that the Company reimburse the Advisor in an amount equal to the lesser of (i) the difference between the CDFFO and the Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. The Company’s obligation to reimburse the Advisor will be non-interest bearing.

During the term of this Agreement, the Company may be able to use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay asset management fees or expenses. Although the Agreement has an effective term through September 30, 2014, the Agreement may be terminated prior thereto without cause or penalty by either the Advisor or a majority of the Company’s independent directors, in each case upon 60 days’ written notice to the other party. In addition, the Advisor’s obligations under the Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by the Company of notice to the Advisor of the Company’s intention to terminate or not renew the Advisory Agreement or (iii) the Company’s completion of a liquidity event. When the Agreement terminates, the Advisor will not have an obligation to defer fees in order to support the Company’s distributions.

Status of Offering

As of November 6, 2013, the Company had raised gross proceeds of $2,330,000 from the sale of 253,994 shares of its common stock in its public offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we,” “our,” or “us” refer to Industrial Property Trust Inc. and its consolidated subsidiaries. The following discussion and analysis should be read together with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, rent and occupancy growth, general conditions in the geographic area where we operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, business strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise capital and effectively deploy the proceeds raised in our initial public in accordance with our investment strategy and objectives;

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Continued or worsening difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to qualify as a REIT.

Any of the assumptions underlying forward-looking statements could prove to be inaccurate. Our stockholders are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report on Form 10-Q will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances, or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

OVERVIEW

General

Industrial Property Trust Inc. was formed as a Maryland corporation on August 28, 2012, to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We intend to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2013. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On July 24, 2013, we commenced an initial public offering of up to $2,000,000,000 in shares of our common stock, including $1,500,000,000 in shares of common stock offered at a price of $10.00 per share and $500,000,000 in shares offered under our distribution reinvestment plan at a price of $9.50 per share. As of September 30, 2013, we had raised gross proceeds of $2,000,000 from the sale of 240,994 shares of our common stock in our initial public offering. See “Note 3 to the Consolidated Financial Statements” for information concerning the initial public offering.

As of the date of the filing of this Quarterly Report on Form 10-Q, we have not entered into any arrangements to acquire any specific real property or to make any specific debt or other investments. We intend to use the net proceeds from our initial public offering primarily to make investments in real estate assets. We may use the net proceeds from our initial public offering to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in our initial public offering, and other circumstances existing at the time we make our investments.

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular cash distributions; and

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity events.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes.

Industrial Real Estate Outlook

Industrial property fundamentals continue to reflect global economic conditions. The economic environment has improved over the past three years, including: (i) positive overall gross domestic product (“GDP”) growth; (ii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iii) positive trade growth as reflected in increased port volumes, truck tonnage, and rail carload data; (iv) positive net absorption in certain markets; and (v) improved access to capital for certain companies. While the strength and sustainability of the recovery remain uncertain, especially with high unemployment levels, we expect demand in the U.S. for industrial warehouse properties to continue to improve with GDP and trade growth. The industrial warehouse sector has generally experienced a challenging leasing environment over the past several years, with increased rental costs and lower average re-leasing rates due to competitive market availability levels. We believe market rents will trend upward as market occupancies improve. If economic uncertainty persists as we acquire real estate assets, we may experience longer vacancy periods, higher leasing costs, or be required to reduce rental rates on renewals.

The domestic and international capital markets experienced significant disruptions in 2008 and 2009 that severely impacted the availability and cost of credit. Since then, the volume of mortgage lending for commercial real estate and unsecured credit for REITs have increased and lending terms have improved; however, such lending activity is significantly less than previous peak levels and underlying treasury rates have recently increased rather quickly compared to historic lows. Although capital market conditions have improved, borrowers have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may limit our operating and investing flexibility. We expect to manage our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, including securitizable debt, fixed interest rate loans, lines of credit or term loans, and assuming existing mortgage loans in connection with property acquisitions, or any combination of the foregoing. If we are unable to obtain suitable financing for future acquisitions or if we are unable to identify suitable properties at attractive prices in the current credit environment, we may have a larger amount of uninvested cash, which could adversely affect our results of operations.

RESULTS OF OPERATIONS

As of September 30, 2013, we were in our organizational and development stage and have not commenced property operations. For the three and nine months ended September 30, 2013, our results of operations were primarily comprised of:

•	General and administrative expenses that primarily consisted of: (i) compensation paid to our independent directors, as well as legal and accounting expenses incurred and (ii) expenses related to directors’ and officers’ insurance. We expect general and administrative expense to continue to increase as operations commence with the acquisition of industrial real estate properties and increased personnel at the Advisor.

•	Organization expenses consisted of expense reimbursements to the Advisor. We expect organization expenses to decrease once we are no longer in the organizational and development stage, but expect offering expenses to increase as we raise more Offering proceeds.

We had no results of operations for the period from inception (August 28, 2012) to September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal uses of funds will be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, and payments under our debt obligations. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our cash needs for acquisitions and other investments will be funded primarily from net proceeds raised from our Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, and debt financings. There may be a delay between the deployment of proceeds raised from our Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

The Advisor, subject to the oversight of the board of directors and, under certain circumstances, the investment committee or other committees established by the board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our Offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

We believe that our cash on hand, anticipated Offering proceeds and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows. Cash used in operating activities of $161,310 for the nine months ended September 30, 2013 was primarily related to general, administrative, and organization expenses. Cash provided by financing activities of $2,000,000 for the nine months ended September 30, 2013 was related to gross proceeds from the Offering.

Capital Resources and Uses of Liquidity

In addition to cash and cash equivalent balance available, our capital resources and uses of liquidity are as follows:

Offering Proceeds. As of September 30, 2013, the amount of aggregate gross proceeds raised from our Offering was $2,000,000. As this amount was invested by certain of the Company’s officers and officers of the Advisor and its affiliates, directly or indirectly, there were no direct selling costs incurred.

Distributions. We intend to accrue and make distributions on a regular basis. As of September 30, 2013, we had declared distributions of $7,367, which had not yet been paid. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of share pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, interest income from our cash balances, and the net proceeds from primary shares sold in our Offering. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized daily cash distributions at a quarterly rate of $0.1125 per share of common stock for the Initial Quarter, as well as for the fourth quarter of 2013. See “Note 3 to the Consolidated Financial Statements” for additional information.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to utilize cash flows from financing activities, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay distributions.

SUBSEQUENT EVENTS

Expense Support Agreement

On October 24, 2013, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Agreement, effective for each quarter between October 1, 2013 and September 30, 2014, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if the our company-defined funds from operations, as disclosed in each of our quarterly and annual reports (“CDFFO”), for a particular quarter is less than the aggregate distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.1125 per share of common stock (“Baseline Distributions”), which is the rate at which we have declared distributions for the third and fourth quarters of 2013. The amount of the asset management fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the CDFFO and Baseline Distributions for such quarter and (ii) the entire asset management fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.

In addition, during the term of the Agreement, the Advisor, in its sole discretion, may elect to fund certain expenses of us and the Operating Partnership as expense support payments. We, the Advisor and the Operating Partnership will enter into a quarterly expense support agreement with respect to any quarter during which the Advisor elects to fund as an expense support payment an amount equal to the difference between the CDFFO and the Baseline Distributions less any deferred asset management fees for that quarter.

Subject to certain conditions, the Advisor is entitled to reimbursement from us for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Agreement; provided, that, we will not be obligated to reimburse the Advisor for any amount not reimbursed by us to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO exceeds the Baseline Distributions for that quarter, the Agreement requires that we reimburse the Advisor in an amount equal to the lesser of (i) the difference between the CDFFO and the Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. Our obligation to reimburse the Advisor will be non-interest bearing.

During the term of this Agreement, we may be able to use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay asset management fees or expenses. Although the Agreement has an effective term through September 30, 2014, the Agreement may be terminated prior thereto without cause or penalty by either the Advisor or a majority of our independent directors, in each case upon 60 days’ written notice to the other party. In addition, the Advisor’s obligations under the Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by us of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement or (iii) our completion of a liquidity event. When the Agreement terminates, the Advisor will not have an obligation to defer fees in order to support our distributions.

Status of Offering

As of November 6, 2013, we had raised gross proceeds of $2,330,000 from the sale of 253,994 shares of our common stock in our public offering.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING POLICIES

Our unaudited consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates for the year ended December 31, 2012, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-11 (File No. 333-184126). As of September 30, 2013, our critical accounting estimates have not changed from those described in our registration statement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily as a result of incurring debt used to maintain liquidity, fund capital expenditures and our investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we expect that we will primarily borrow on a fixed interest rate basis with longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we may enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of September 30, 2013, we had no outstanding debt.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

See the risks identified under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC, as the same may be amended and supplemented from time to time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On July 24, 2013, our Registration Statement on Forms S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2,000,000,000 in shares of common stock, was declared effective under the Securities Act of 1933. Our initial public offering commenced on July 24, 2013 and is currently expected to terminate on July 24, 2015, unless extended by our board of directors for up to an additional one and a half years, subject to applicable regulatory requirements.

As of September 30, 2013, we had raised gross offering proceeds from our initial public offering of $2,000,000. As this amount was deposited by certain of the Company’s officers and officers of the Advisor and its affiliates, directly or indirectly, there were no direct selling costs incurred.

As of September 30, 2013, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan, or to make any other permitted investments.

Share Redemption Program

Subject to certain restrictions and limitations, a stockholder may redeem shares of our common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. We also intend to limit redemptions in accordance with a quarterly cap.

After a stockholder has held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for a stockholder to have its shares of common stock redeemed, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed and the amount of the discount (the “Holding Period Discount”) will vary based upon the length of time that you have held your shares of our common stock subject to redemption, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of the Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the share redemption plan) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the share redemption plan) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption plan. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined in the share redemption plan) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all the terms and conditions.

As of September 30, 2013, we had not redeemed any shares of our common stock.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

November 13, 2013	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer

November 13, 2013	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Second Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.3	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

4.2	Share Redemption Program, dated August 8, 2013. Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.1	Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated August 13, 2013. Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.2	Amended and Restated Escrow Agreement, dated as of August 13, 2013. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.3	Management Agreement, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.4	Advisory Agreement, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.5	Industrial Property Trust Inc. Equity Incentive Plan, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.6	Form of Indemnification Agreement, entered into between Industrial Property Trust Inc. and each of the following persons as of July 16, 2013: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke and Stanley A. Moore. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 13, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.