Form 10-K
period 2013-12-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2014-03-07
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-184126

Industrial Property Trust Inc.

(Exact name of registrant as specified in its charter)

Maryland	61-1577639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, 17th Floor, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 228-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of common stock were held by non-affiliates as of June 30, 2013.

As of February 28, 2014, there were 941,552 shares of the registrant’s common stock outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, rent and occupancy growth, general conditions in the geographic area where we operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, business strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise capital and effectively deploy the proceeds raised in our initial public in accordance with our investment strategy and objectives;

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), Industrial Property Advisors LLC (the “Advisor”), and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to qualify as a REIT.

Any of the assumptions underlying forward-looking statements could prove to be inaccurate. Our stockholders are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report on Form 10-K. All forward-looking statements are made as of the date of this Annual Report on Form 10-K and the risk that actual results will differ materially from the expectations expressed in this Annual Report on Form 10-K will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, changed circumstances, or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report on Form 10-K, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report on Form 10-K will be achieved.

ii

PART I

ITEM 1.	BUSINESS

The Company

Industrial Property Trust Inc. is a newly organized Maryland corporation formed on August 28, 2012 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. As used herein, the terms “Industrial Property Trust,” “IPT,” the “Company”, “we,” “our,” or “us” refer to Industrial Property Trust Inc. and its consolidated subsidiaries, except where otherwise indicated.

We intend to operate in a manner that will allow us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2013. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Industrial Property Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership of which we are the sole general partner and a limited partner.

On July 24, 2013, we commenced an initial public offering (the “Offering”) of up to $2,000,000,000 in shares of our common stock, including $1,500,000,000 in shares of common stock offered at a price of $10.00 per share and $500,000,000 in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On September 6, 2013, we broke escrow for the Offering, and effectively commenced operations. As of December 31, 2013, we had raised gross proceeds of $3,987,378 from the sale of 419,938 shares of our common stock in the Offering. See “Note 3” to the consolidated financial statements for information concerning the initial public offering.

Prior to the Offering, our sole investor was the Advisor, which purchased 20,000 shares of our common stock. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 6” to the consolidated financial statements for additional information.

We rely on the Advisor to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of an advisory agreement (the “Advisory Agreement”), dated July 16, 2013, by and among us, the Operating Partnership, and the Advisor, as amended. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from our public offering, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

Investment Objectives

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular cash distributions; and

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity event.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

Investment Strategy

We intend to focus our investment activities on and use the proceeds raised in the Offering principally for building a national industrial warehouse operating company. Our investment activities include the acquisition, development, and/or financing of income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean investment grade, and it is anticipated that much of our portfolio will be comprised of non-investment grade customers. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market and economic information that is generally publicly available. Although we expect that our investment activities will focus primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in our public offering in other types of commercial property or real estate-related debt. Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by the Advisor and our board of directors. Real estate assets in which we may invest may be acquired either directly by us or through joint ventures or other co-ownership arrangements with affiliated or unaffiliated third parties, and may include any of the following: equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. Subject to the 25% limitation described above, we may invest in any of these asset classes, including those that present greater risk than industrial.

Financing Objectives

We may use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. While a large percentage of our debt financings may typically be comprised of long-term, fixed rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset. Upon a default, lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. See Item 1A, “Risk Factors – Risks Related to Debt Financing” for further detail.

Competition

The market for the acquisition of industrial real estate is highly competitive. We compete for real property investments with other REITs and institutional investors, such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, including certain other entities sponsored or advised by affiliates of the Sponsor, some of which have greater financial resources than we do and generally may be able to accept more risk, including risks relating to the creditworthiness of potential customers, the breadth of the markets in which to invest, or the level of leverage they are willing to take on. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital or greater operating efficiencies associated with a larger platform.

The market for the leasing of industrial real estate is also very competitive. We will experience competition for customers from other existing assets in proximity to our buildings, as well as from proposed new developments. As a result, we may have to provide free rental periods, incur charges for tenant improvements, or offer other inducements, all of which may have an adverse impact on our results of operations.

Conflicts of Interest

We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates, and us; conflicts with respect to the allocation of the Advisor’s time and its key personnel; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities sponsored or advised by affiliates of the Sponsor, including those in which Sponsor-affiliated entities own interests, may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors – Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

Compliance with Federal, State and Local Environmental Laws

Properties that we acquire, and the properties underlying our investments, are subject to various federal, state, and local environmental laws, ordinances, and regulations. Under these laws, ordinances, and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under, or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation, or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances, and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We will endeavor to ensure our properties are in compliance in all material respects with all federal, state and local laws, ordinances, and regulations regarding hazardous or toxic substances or petroleum products.

Employees

We have no employees. Pursuant to the terms of the Advisory Agreement, the Advisor assumes principal responsibility for managing our affairs and we compensate the Advisor for these services.

Additional Information

Our internet address is www.industrialpropertytrust.com. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO INVESTING IN SHARES OF OUR COMMON STOCK

We have no prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives; the prior performance of other Sponsor affiliated entities may not be an accurate barometer of our future results.

We have no prior operating history and we may not be able to achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, stockholders should not rely on the past performance of investments by other Sponsor affiliated entities to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of other Sponsor affiliated programs in the past, present, and future.

There is no public trading market for the shares of our common stock; therefore it will be difficult for our stockholders to sell their shares of common stock.

There is no current public market for the shares of our common stock and we have no obligation or current plans to apply for listing on any public securities market. We have a share redemption program, but it is limited in terms of the amount of shares which may be redeemed over a 12-month period. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Even if our stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for any shares of our common stock to be less than what our stockholders paid, less than their proportionate value of the assets we own and less than the amount our stockholders would receive on any liquidation of our assets. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay sales commissions, dealer manager fees and acquisition and other fees payable to the Advisor and other related parties. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares without incurring a substantial loss. Also, upon the occurrence of a Liquidity Event (as defined in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”), including but not limited to listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); a sale, merger, or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration, or our liquidation, our stockholders may receive less than what they paid for their shares. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Because of the illiquid nature of our shares, our stockholders should consider our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

The Offering is a “blind pool” offering and stockholders will not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.

Our stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. Stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. We may invest in any asset class, including those that present greater risk than industrial. Because stockholders cannot evaluate our future investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder stockholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more than the minimum offering amount of $2,000,000, we will be thinly capitalized and will make fewer investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

Our stockholders may be at a greater risk of loss than the Sponsor or the Advisor since our primary source of capital is funds raised through the sale of shares of our common stock.

Because our primary source of capital is funds raised through the sale of shares of our common stock, any losses that may occur will be borne primarily by our stockholders, rather than by the Sponsor or the Advisor.

Stockholders will not have the benefit of an independent due diligence review in connection with the Offering, which increases the risk of their investment.

Because the Advisor and Dividend Capital Securities LLC (the “Dealer Manager”) are affiliates of our Sponsor, stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an independent underwriter in connection with a securities offering. This lack of an independent due diligence review and investigation increases the risk of the stockholders’ investment.

We are required to pay substantial compensation to the Advisor and its affiliates, which may be increased or decreased during the Offering or future offerings by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we will be required to pay to the Advisor and its affiliates may increase or decrease during the Offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

The Offering is a fixed price offering and the offering price for our shares was arbitrarily determined and will not accurately represent the current value of our assets at any particular time; therefore the purchase price stockholders pay for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of their purchase.

The Offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price in its sole discretion. The fixed offering price for shares of our common stock has not been based on appraisals for any assets we currently own or may own nor do we intend to obtain such appraisals or adjust the offering price. Therefore, the fixed offering price established for shares of our common stock will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Similarly, the amount stockholders may receive upon redemption of their shares, if they determine to participate in our share redemption program, will be no greater than, and may be less than, the amount they paid for the shares, regardless of any increase in the underlying value of any assets we own.

Stockholders will experience dilution in the net tangible book value of their shares of our common stock equal to the offering costs associated with their shares.

Stockholders will incur immediate dilution equal to the costs of the Offering associated with the sale of their shares. This means that investors who purchase our shares of common stock will pay a price per share that exceeds the amount available to us to purchase assets and therefore, the value of these assets upon purchase.

We may use the most recent price paid to acquire a share in the Offering as the estimated value of our shares until we are required to disclose an estimated per share value of our common stock. We may determine to disclose an estimated per share value of our common stock prior to or following the conclusion of this offering and the purchase price stockholders pay for shares of our common stock in the Offering may be higher than such estimated per share value. The estimated per share value may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offerings, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our common stock was deemed to be $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that this was the most recent primary share offering price in the Offering to third-party investors through arms-length transactions. We will continue to use the most recent primary share offering price as the estimated per share value. We presently expect to disclose an estimated per share value of our common stock based upon a valuation determined by an independent valuation firm no later than November 14, 2015. FINRA has filed a proposed amendment to NASD Rule 2340, which sets forth the obligations of FINRA members to provide per share values in customer account statements, and the rule filing is currently pending. Although we are uncertain as to when the final rule will be adopted by FINRA and what the requirements of the rule will be, if the rule is adopted by FINRA as presently proposed, we may determine to disclose an estimated per share value of our common stock based upon a valuation determined by an independent valuation firm earlier than presently anticipated. In connection with the disclosure of a new estimated per share value of our common stock, our board of directors may determine to modify the offering price of our shares, if we are engaged in an offering at that time and the purchase price stockholders pay for shares of our common stock may be higher than such estimated per share value. Further, if the pending amendment to NASD Rule 2340 is adopted by FINRA as presently proposed, and the amendment takes effect prior to the conclusion of the Offering and we have not yet disclosed an estimated per share value of our common stock, then stockholders’ customer account statements will include a value per share that is less than the offering price for shares of our common stock in the Offering, because the pending amendment would require the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation, organization and offering expenses and the amount of cumulative distributions paid from sources other than cash flows from operating activities.

Although the estimated per share value of $10.00 represents the most recent price at which most investors were willing to purchase shares in the Offering, it is likely to differ from the price that a stockholder would receive upon a resale of its shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offerings is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

Any estimated per share value that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that stockholders could realize upon a sale of the Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, any estimated per share value that we disclose in the future may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

We have not determined the policies and procedures that we would use to determine an estimated per share value, and currently there are no SEC, FINRA, federal or state rules that establish requirements concerning the methodologies to employ in determining an estimated per share value. Any methodologies used to determine the estimated per share value of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated value per share that is significantly different.

Our stockholders are limited in their ability to sell their shares of our common stock pursuant to our share redemption program; our stockholders may not be able to sell any of their shares of our common stock back to us; and, if our stockholders do sell their shares, they may not receive the price they paid.

Our share redemption program may provide our stockholders with only a limited opportunity to have their shares of our common stock redeemed by us at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed, after our stockholders have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we cap the number of shares to be redeemed during any calendar quarter. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although the board of directors, in its sole discretion, could determine to use other sources of funds to make redemptions; provided that we will not redeem, during any consecutive 12-month period, more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. Our board of directors may also determine from time to time to further limit redemptions when funds are needed for other business purposes. Any request by the holders of our Operating Partnership Units (“OP Units”) to redeem some or all of their OP Units, may further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program, should our board of directors determine to redeem OP Units for cash. Our board of directors, in its sole discretion, may determine to redeem OP Units for shares of our common stock, cash or a combination of both. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend, suspend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, our stockholders may not receive the same price they paid for any shares of our common stock being redeemed. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of other restrictions and limitations of our share redemption program.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death or disability. As described below, the offering price of primary shares of our common stock in the Offering was arbitrarily determined. Although the offering price represents the most recent price at which our investors are willing to purchase such shares, it will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at or below the offering price, the actual value of the shares that we repurchase may be less, and the repurchase could be dilutive to our remaining stockholders.

We may have difficulty funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees by the Advisor or from expense support provided by the Advisor, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment by creating future liabilities, reducing the return on their investment or otherwise.

Until the proceeds from the Offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. Therefore, particularly in the earlier part of the Offering, we may fund distributions to our stockholders with cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, or interest income from our cash balances. However, there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the year ended December 31, 2013, 100% of our total distributions were funded from sources other than cash flows from operating activities, specifically 92% were funded with proceeds from financing activities, which consisted of net proceed from primary shares sold in the Offering, and 8% were funded with proceeds from the issuance of shares under our distribution reinvestment plan, or DRIP shares.

The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute an investment in shares of our common stock.

There is very limited liquidity for our shares of common stock. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. However, in the future we may also consider various Liquidity Events. There can be no assurance that we will ever seek to effect, or be successful in effecting, a Liquidity Event. Our charter does not require us to pursue a Liquidity Event or any transaction to provide liquidity to our stockholders. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through any share redemption program.

We currently do not have research analysts reviewing our performance.

We do not have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, we do not have an independent review of our performance and value of our common stock relative to publicly traded companies.

Payments to the holder of the Special Units or cash redemptions by holders of OP Units will reduce cash available for distribution to our stockholders and our ability to honor their redemption requests under our share redemption program.

The Sponsor, the holder of the Special Units, may be entitled to receive a cash payment upon dispositions of the Operating Partnership’s assets and/or redemption of the Special Units upon the earliest to occur of (i) the termination or non-renewal of the Advisory Agreement for cause, upon a merger or sale of assets or other transaction in which the directors then in office are replaced or removed, by the Advisor for good reason, or by us or the Operating Partnership other than for cause, or (ii) a Liquidity Event. Such payments will reduce cash available for distribution to our stockholders and may negatively affect the value of our shares of common stock upon consummation of a Liquidity Event. Furthermore, if Special Units are redeemed pursuant to the termination of the Advisory Agreement, there will not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.

The holders of OP Units (other than us and the holder of the Special Units) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem OP Units for cash will reduce funds available for other purposes, including for distributions and for redemption requests under our share redemption program.

The availability and timing of cash distributions to our stockholders is uncertain.

We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. Distributions could also be negatively impacted by the failure to deploy available cash on an expeditious basis, the inability to find suitable investments that are not dilutive to distributions, potential poor performance of our investments, an increase in expenses for any reason (including expending funds for redemptions in excess of the proceeds from our distribution reinvestment plan) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), we would not qualify for the favorable tax treatment accorded to REITs.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.

At some point in the future, we may internalize the functions performed for us by the Advisor, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a Liquidity Event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire the Advisor or its assets, including its existing workforce. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock, which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in our Sponsor. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.

If another investment program, whether sponsored by our Sponsor or otherwise, hires the current executives or key personnel of our Advisor in connection with an internalization transaction or otherwise, or if we were to internalize our management but cannot retain some or all of our current executives or key personnel of the Advisor, our ability to conduct our business may be adversely affected.

We rely on key personnel of the Advisor to manage our day-to-day operating and acquisition activities. In addition, all of our current executives and other key personnel of the Advisor provide services to one or more other investment programs, including other public investment programs sponsored or advised by affiliates of our Sponsor. These programs or third parties may decide to retain or hire some or all of our current executives and the Advisor’s other key personnel in the future through an internalization transaction or otherwise. If this occurs, we may not be able to retain some or all of our current executives and other key personnel of the Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business. If we were to effectuate an internalization of the Advisor, we may not be able to retain all of the current executives and our Advisor’s other key personnel or to maintain a relationship with our Sponsor, which also may adversely affect our ability to conduct our business.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in shares of our common stock.

Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. High debt levels could cause us to incur higher interest charges, could result in higher debt service obligations, could be accompanied by restrictive covenants, and generally could make us subject to the risks associated with higher leverage. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in shares of our common stock.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

If we are delayed in finding or unable to find suitable investments, we may not be able to achieve our investment objectives and make distributions to our stockholders.

We could suffer from delays in identifying suitable investments due to, among other factors, competition we face for real property investments from other REITs and institutional investors, as well as from certain other entities sponsored or advised by affiliates of the Sponsor, which may have greater financial resources than we do, may be able to accept more risk than we can and may possess other significant competitive advantages over us, including a lower cost of capital. Because we are conducting the Offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed in finding or unable to find suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders. In addition, such delays in our ability to find suitable investments would increase the length of time that offering proceeds are held in short term liquid investments that are expected to only produce minimal returns.

We anticipate that our investments will be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S., and our business could be adversely affected by an economic downturn in that sector or in those geographic areas.

We anticipate that our investments will be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included investing a more significant portion of the net proceeds of the Offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

We will be dependent on customers for revenue and our inability to lease our properties or to collect rent from our customers will adversely affect our results of operations and returns to our stockholders.

Our revenues from property investments will depend on the creditworthiness of our customers and would be adversely affected by the loss of or default by significant lessees. Much of our customer base is expected to be comprised of non-rated and non-investment grade customers. In addition, certain of our properties may be occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Lease payment defaults by customers could cause us to reduce the amount of distributions to stockholders and could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.

A prolonged national or world-wide economic downturn or volatile capital market conditions could harm our operations, cash flows and financial condition and lower returns to stockholders.

If disruptions in the capital and credit markets occur again, as have been experienced during recent years, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

If these disruptions in the capital and credit markets should occur again as a result of, among other factors, uncertainty, changing or increased regulation, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased customer delinquencies and/or defaults under our leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions and/or customer improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be negatively affected to a greater extent if an economic downturn occurs again, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

Until we invest the proceeds of our public offering in properties, debt and other investments, we generally plan to hold those funds in permitted investments. Subject to applicable REIT rules, such investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Continued or unusual declines in the financial markets may result in a loss of some or all of these funds. In particular, during times of economic distress, money market funds have experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, income from these investments is minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We will seek to diversify our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation generally only insures amounts up to $250,000 per depositor per insured bank. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions substantially in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of violence, civilian unrest, or war may negatively affect our operations and our stockholders’ investment. We may acquire real estate assets located in areas that are susceptible to attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our customers’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

Our board of directors determines our major policies and operations which increases the uncertainties faced by our stockholders.

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, listing, redemptions and distributions. Our board of directors may amend or revise these and other policies without providing notice to or obtaining the consent of our stockholders.

Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and stockholders disagree as to what course of action is in our stockholders’ best interests.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Limited partners in the Operating Partnership have the right to vote on certain amendments to the Operating Partnership Agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders believe is not in their best interests.

We may acquire co-ownership interests in property that are subject to certain co-ownership agreements which may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

We may acquire co-ownership interests, especially in connection with the Operating Partnership’s potential private placements, such as tenancy-in-common interests in property, interests in Delaware statutory trusts that own property and/or similar interests, which are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interest. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

The Operating Partnership’s potential private placements of tenancy-in-common interests in properties, Delaware statutory trust interests and/or similar interests could subject us to liabilities from litigation or otherwise.

The Operating Partnership may offer undivided tenancy-in-common interests in properties, interests in Delaware statutory trusts that own properties and/or similar interests to accredited investors in private placements exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests, Delaware statutory trust interests and/or similar interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, the properties associated with any tenancy-in-common interests, Delaware statutory trust interests and/or similar interests sold to investors pursuant to such private placements are expected to be 100% leased by the Operating Partnership, and such leases would be expected to contain purchase options whereby the Operating Partnership would have the right to acquire the tenancy-in-common interests, Delaware statutory trust interests and/or similar interests from the investors at a later time in exchange for OP Units under Section 721 of the Code. Investors who acquire tenancy-in-common interests, Delaware statutory trust interests and/or similar interests pursuant to such private placements may do so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

If we invest in a limited partnership as a general partner, we could be responsible for all liabilities of such partnership.

We may invest in limited partnership entities through joint ventures or other co-ownership arrangements, in which we acquire all or a portion of our interest in such partnership as a general partner. Such general partner status could expose us to all the liabilities of such partnership. Additionally, we may take a non-managing general partner interest in the limited partnership, which would limit our rights of management or control over the operation of the partnership but would still make us potentially liable for all liabilities of the partnership. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may be greater than the amount or value of our initial, or then current, investment in the entity.

Maryland law and our organizational documents limit our stockholders’ rights to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, the Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our officers and directors. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law.

In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, the Advisor and its affiliates for any liability or loss suffered by them or hold our directors, the Advisor and its affiliates harmless for any liability or loss suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

We have authorized stock dividends and may issue preferred stock, additional shares of common stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to the Offering.

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. Our board of directors has authorized the issuance of additional shares of common stock as a stock dividend to stockholders of record for the first three quarters of 2014, which may dilute the value of the shares. In addition, we may issue additional shares of common stock, without stockholder approval, at a price which could dilute the value of existing stockholders’ shares. Further, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue a total of 1,700,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 1,500,000,000 shares are designated as common stock and (b) 200,000,000 shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	A merger, tender offer or proxy contest;

•	The assumption of control by a holder of a large block of our securities; and/or

•	The removal of incumbent management.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our common stock.

RISKS RELATED TO INVESTMENTS IN PROPERTY

Changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions may adversely affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of property including changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions and other factors particular to the locations of the respective property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.

Adverse economic conditions in the regions where our assets are located may adversely affect our levels of occupancy, the terms of our leases, and our ability to lease available areas, which could have an adverse effect on our results of operations.

Our results of operations depend substantially on our ability to lease the areas available in the properties that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase rental rates and force us to lower rental rates and/or offer customer incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our ability to make distributions, could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

•	Economic downturn and turmoil in the financial markets may preclude us from leasing our properties or increase the vacancy level of our assets;

•	Periods of increased interest rates could result in a decline in our lease prices or an increase in defaults by customers;

•	Rising vacancy rates for commercial property, particularly in large metropolitan areas;

•	Our inability to attract and maintain quality customers;

•	Default or breaches by our customers of their contractual obligations;

•	Increases in our operating costs, including the need for capital improvements;

•	Increases in the taxes levied on our business; and

•	Regulatory changes affecting the real estate industry, including zoning rules.

We anticipate that our investments in real estate assets will be concentrated in industrial properties, and the demand for industrial space in the U.S. is related to the level of economic activity. Accordingly, reduced economic activity may lead to lower occupancy and/or rental rates for our properties.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return to our stockholders.

If property vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the cash flow generated by the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the return to our stockholders.

Risks related to the development of properties may have an adverse effect on our results of operations and returns to our stockholders.

The risk associated with development and construction activities carried out by real estate companies like ours include, among others, the following:

•	Long periods of time may elapse between the commencement and the completion of our projects;

•	Construction and development costs may exceed original estimates;

•	The developer/builder may be unable to index costs or receivables to inflation indices prevailing in the industry;

•	The level of interest of potential customers for a recently launched development may be low;

•	There could be delays in obtaining necessary permits;

•	The supply and availability of construction materials and equipment may decrease and the price of construction materials and equipment may increase;

•	Construction and sales may not be completed on time, resulting in a cost increase;

•	It may be difficult to acquire land for new developments or properties;

•	Labor may be in limited availability; and

•	Changes in tax, real estate and zoning laws may be unfavorable to us.

In addition, our reputation and the construction quality of any future real estate developments, whether operated individually or through partnerships, may be determining factors for our ability to lease space and grow. The timely delivery of real estate projects and the quality of our developments, however, will depend on certain factors beyond our full control, including the quality and timeliness of construction materials delivered to us and the technical capabilities of our contractor. If one or more problems affect our real estate developments, our reputation and future performance may be negatively affected and we may be exposed to civil liability. Companies in the real estate industry, including us, depend on a variety of factors outside of their control to build, develop and operate real estate projects. These factors include, among others, the availability of market resources for financing, land acquisition and project development. Any scarcity of market resources, including human capital, may decrease our development capacity due to either difficulty in obtaining credit for land acquisition or construction financing or a need to reduce the pace of our growth. The combination of these risks may adversely affect our revenues, results of operations and financial condition.

Delays in the acquisition, development and construction of properties may have adverse effects on portfolio diversification, results of operations, and returns to our stockholders’ investment.

Delays we encounter in the acquisition, development and construction of properties could adversely affect our stockholders’ returns. To the extent that such disruptions continue, we may be delayed in our ability to invest our capital in property investments that meet our acquisition criteria. Such delays would result in our maintaining a relatively higher cash balance than expected, which could have a negative effect on our stockholders’ returns until the capital is invested. In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and distributions to our stockholders could suffer. Delays in the completion of construction could give customers the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a property will be based on our projections of rental income and expenses and estimates of the fair market value of the property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Changes in supply of or demand for similar properties in a particular area may increase the price of real estate assets we seek to purchase or adversely affect the value of the properties we own.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. For example, if demand for the types of real estate assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp increase in supply could adversely affect lease rates and occupancy, which could result in lower operating results and overall returns to our stockholders.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	The possibility that our venture partner, co-tenant or partner in an investment might become bankrupt or otherwise be unable to meet its capital contribution obligations;

•	That such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	That such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	That actions by such venture partner could adversely affect our reputation, negatively impacting our ability to conduct business.

Actions by such a joint venture partner or co-tenant, which are generally out of our control, might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our stockholders’ returns, particularly if the joint venture agreement provides that the joint venture partner is the managing partner or otherwise maintains a controlling interest that could allow it to take actions contrary to our interests.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. For example, certain actions by the joint venture partnership may require joint approval of our affiliated partners, on the one hand, and our joint venture partner, on the other hand. An impasse among the partners could result in a “deadlock event”, which could trigger a buy-sell mechanism under the partnership agreement and, under certain circumstances, could lead to a liquidation of all or a portion of the partnership’s portfolio. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-customer is an affiliate of the Advisor, certain conflicts of interest will exist.

Properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.

We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may also be required to expend funds to correct defects or to make improvements before a property can be sold. There can be no assurance that we will have funds available to correct such defects or to make such improvements. In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. All of these provisions would restrict our ability to sell a property.

Properties that have significant vacancies, especially value-add or other types of development real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties and the return on our stockholders’ investment.

Value-add properties or other types of development properties may have significant vacancies at the time of acquisition. If vacancies continued for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the return on our stockholders’ investment.

Our operating expenses may increase in the future and to the extent such increases cannot be passed on to our customers, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for property and other taxes, fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. Furthermore, we may not be able to pass these increases on to our customers. To the extent such increases cannot be passed on to our customers, any such increases would cause our cash flow and our operating results to decrease.

We compete with numerous other parties or entities for property investments and customers and may not compete successfully.

We compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract customers to properties we already own, including with entities sponsored or advised by affiliates of our Sponsor, Industrial Income Trust Inc. (“IIT”) and Dividend Capital Diversified Property Fund Inc. (“DPF”). These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

The operating results of the assets that we own may be impacted by our customers’ financial condition.

Our income is derived primarily from lease payments made by our customers. As such, our performance is indirectly affected by the financial results of our customers, as difficulties experienced by our customers could result in defaults in their obligations to us. Furthermore, certain of our assets may utilize leases with payments directly related to customer sales, where the amount of rent that we charge a customer is calculated as a percentage of such customer’s revenues over a fixed period of time, and a reduction in sales can reduce the amount of the lease payments required to be made to us by customers leasing space in such assets.

The financial results of our customers can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence. The present economic downturn can be expected to negatively impact all of these factors, some to a greater degree than others.

In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of the current slowdown in the U.S. and global economy or otherwise, could result in a reduction in customer performance and consequently, adversely affect us.

If we enter into long-term leases with customers, those leases may not result in market rental rates over time, which could adversely affect our revenues and ability to make distributions to our stockholders.

We expect that the majority of our leases will be long-term operating leases. Long-term leases, as well as leases with renewal options that specify a maximum rent increase, may not allow for market-based or significant increases in rental payments during the term of the lease. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. These circumstances could negatively impact our operating results and affect our ability to make distributions to our stockholders.

Lease agreements may have specific provisions that create risks to our business and may adversely affect us.

Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to customers, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: if we planned to vacate a given unit in order to change or adapt an asset’s mix of customers, the customer could remain in that unit by filing a lease renewal action and interfere with our strategy; and if we desired to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect our cash flow and our operating results.

Certain of our lease agreements may not be “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We will be exposed to higher maintenance, taxes, and property management expenses with respect to all of our leases that are not “triple net.”

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain customers to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

The real estate industry is subject to extensive regulation, which may result in higher expenses or other negative consequences that could adversely affect us.

Our activities are subject to federal, state and municipal laws, and to regulations, authorizations and license requirements with respect to construction, zoning, use of the soil, environmental protection and historical heritage, lease and condominium, all of which affect our business. We may be required to obtain licenses and permits with different governmental authorities in order to acquire and manage our assets or to carry out our development projects.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Various aspects of the legislation may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisers, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities. We expect that the Dodd-Frank Act, together with the significant rulemaking that it requires, will create a new financial regulatory environment that has the potential to significantly increase our costs.

In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect our results from operations.

In the event of noncompliance with such laws, regulations, licenses and authorizations, we may face the payment of fines, project shutdowns, cancellation of licenses, and revocation of authorizations, in addition to other civil and criminal penalties.

Our properties will be subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.

Our properties will be subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, our customers may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, we will generally be responsible for property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to property may adversely affect our operating results.

We attempt to adequately insure all of our properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Due to the current depressed and volatile market conditions for insurance companies, among others, there may be fewer companies from which to purchase insurance, thereby making insurance more scarce and, when available, more expensive. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we could be held liable for indemnifying possible victims of an accident. There can be no assurance that funding will be available to us for repair or reconstruction of damaged property in the future or for liability payments to accident victims.

Environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

We intend to invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the properties that we acquire may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties that we acquire may be on or adjacent to or near other properties upon which others, including former owners or customers of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the cost, as applicable. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

All of our properties will have been subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Nonetheless, an environmental liability that could have a material adverse effect on our business, financial condition or results of operations taken as a whole, may exist at the time of acquisition or may arise in the future, with respect to any properties that we acquire. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, it is possible that (i) future laws, ordinances or regulations may impose a material environmental liability or (ii) the then current environmental condition of the properties that we acquire may be affected by customers, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.

All property and the operations conducted on property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Customers’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to customers that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions. In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies we use to comply with the act will reduce the amount of cash available for distribution to our stockholders.

We may not have funding for future customer improvements which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

If a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new customer improvements in the vacated space. Substantially all of the net proceeds from the Offering will be used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for customer improvements and customer refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain customers to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

Property investments made outside of the U.S. will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We may invest outside of the U.S., most likely in Mexico or Canada, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in property located outside of the U.S., in addition to risks inherent in the investment in real estate generally discussed herein, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO DEBT FINANCING

We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

We intend to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities.

Generally speaking, the preceding calculation is expected to be up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt secured by our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders could be adversely affected.

We may not be able to obtain debt financing necessary to run our business.

We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, we expect to need to borrow capital for acquisitions, the improvement of our properties, and for other purposes. Under current market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Increases in mortgage interest rates and/or unfavorable changes in other financing terms may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher or other financing terms, such as principal amortization, are not as favorable when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.

Our future debt may be subject to the fluctuation of market interest rates such as the London Interbank Offered Rate (“LIBOR”), Prime rate, and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

Lenders may require us to enter into restrictive covenants that relate to or otherwise limit our operations, which could limit our ability to make distributions to our stockholders, to replace the Advisor or to otherwise achieve our investment objectives.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, or make distributions under certain circumstances. In addition, provisions of our loan documents may deter us from replacing the Advisor because of the consequences under such agreements and may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

We may enter into financing arrangements that require us to use and pledge offering proceeds to secure and repay such borrowings, and such arrangements may adversely affect our ability to make investments and operate our business.

We may enter into financing arrangements that require us to use and pledge future proceeds from the Offering or future offerings, if any, to secure and repay such borrowings. Such arrangements may cause us to have less proceeds available to make investments or otherwise operate our business, which may adversely affect our flexibility and our ability to achieve our investment objectives.

We may enter into financing arrangements involving balloon payment obligations, which may adversely affect our ability to refinance or sell properties on favorable terms, and to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

The derivative instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investment.

We may use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Any settlement charges incurred to terminate unused derivative instruments may result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income or give rise to assets that may not be treated as qualifying for purposes of the gross income and asset tests that apply to REITs.

RISKS RELATED TO INVESTMENTS IN DEBT

The mortgage loans in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: customer mix, success of customer businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flows from operating activities and limit amounts available for distribution to our stockholders. If current market conditions continue to deteriorate, it is possible that a loan which was adequately secured when it was acquired or originated will not remain adequately collateralized.

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process due to, among other things, state statutes and rules governing foreclosure actions and defenses and counterclaims that may be raised by defaulting parties, and therefore such process could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, to the extent we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.

The mezzanine loans, B-notes, and other junior financings in which we may invest would involve greater risks of loss than senior loans secured by income-producing properties.

We may invest in mezzanine loans, B-notes, and other junior financings that substantially take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of investments involve a higher degree of risk than senior mortgage lending secured by income producing property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a mortgage loan borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. If the borrower defaults on any debt senior to our loan, we may have the right, under certain circumstances, to cure the default by paying off this senior debt; however, we may not have sufficient cash to do so, or we may choose not to pay off such senior debt in order to avoid additional investment exposure to the asset, potentially resulting in the loss of some or all of our investment. If we cure the default by paying off the senior debt and ultimately foreclose on the property, we could become subject to liabilities associated with the property, including liabilities relating to taxes and environmental matters. In addition, mezzanine loans typically have higher overall loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

The B-notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B-notes. A B-note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may be limited in certain B-note investments, particularly in situations where the A-note holders have the right to trigger an appraisal process pursuant to which control would shift from the holder of the B-note when it is determined, for instance, that a significant portion of the B-note is unlikely to be recovered. We cannot predict the terms of each B-note investment. Further, B-notes typically are secured by a single property, and, as a result, reflect the increased risks associated with a single property compared to a pool of properties. Our ownership of a B-note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the B-note, which may include foreclosure on, or modification of, the note or the need to acquire or payoff the A-note. Acquiring or paying off the A-note could require a significant amount of cash, and we may not have sufficient cash to be able to do so.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans, like other loans secured directly or indirectly by property, are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. Any such losses with respect to our investments in bridge loans could have an adverse affect on our results of operations and financial condition.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect our value.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.

The renovation, refurbishment or expansion by a borrower of a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks, permitting risks, other construction risks and subsequent leasing of the property not being completed on schedule or at projected rental rates. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments of interest or principal to us.

To close transactions within a time frame that meets the needs of borrowers of loans we may originate, we may perform underwriting analyses in a very short period of time, which may result in credit decisions based on limited information.

We may gain a competitive advantage by, from time to time, being able to analyze and close debt financing transactions within a very short period of time. Our underwriting guidelines contemplate an analysis of many factors, including the underlying property’s financial performance and condition, geographic market assessment, experience and financial strength of the borrower and future prospects of the property within the market. If we make the decision to extend credit to a borrower prior to the completion of one or more of these analyses, we may fail to identify certain credit risks that we would otherwise have identified.

Interest rate fluctuations and changes in prepayment rates could cause the value of our debt investments to decrease or could reduce our ability to generate income from such investments.

Interest rate risk is the risk that debt investments will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such investments will decline, and vice versa. Accordingly, the yield on our debt investments may be sensitive to changes in prevailing interest rates and corresponding changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations could also cause a borrower to prepay a mortgage loan more quickly than we expect, which could lead to our expected return on the investment being adversely affected.

Our debt investments may be considered illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

The debt investments we may make in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise registered in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine, B-note and bridge loans we may originate or purchase in the future may be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.

Delays in liquidating defaulted loans could reduce our investment returns.

If there are defaults under mortgage or other types of loans that we make, we may not be able to repossess and sell the underlying properties or equity collateral quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor or other borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or other equity collateral or to obtain proceeds sufficient to repay all amounts due to us on the mortgage or other type of loan.

We may make investments in non-U.S. dollar denominated debt, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

Some of our future debt related investments may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated debt investments, in addition to risks inherent in debt investments as generally discussed herein, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

The success of our future real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders.

We may invest in real estate-related preferred equity securities, which may involve a greater risk of loss than traditional debt financing.

We may invest in real estate-related preferred equity securities, which are currently volatile and which securities may involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment. Since there may be a number of debt obligations that have priority over our preferred stock investment, any determination by us to cure defaults could be costly and we may not have the cash to be able to do so. If we become the equity owner of the issuer, we would be responsible for other liabilities of the issuer, including liabilities relating to taxes and environmental matters.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE-RELATED ENTITIES

Investments in securities of real estate-related entities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated securities of real estate-related entities.

We may invest in debt or equity securities of both publicly traded and private real estate-related entities (including preferred equity securities having some of the same characteristics as debt). Our investments in such securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of such securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein.

Equity securities of real estate-related entities are typically unsecured and subordinated to other obligations of the issuer. Investments in such equity securities are subject to risks of: limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; substantial market price volatility in the case of traded equity securities; subordination to the debt and other liabilities of the issuer, in situations in which we buy equity securities; the possibility that earnings of the issuer may be insufficient to meet its debt service and other obligations and, therefore, to make payments to us on any debt securities we may purchase or to make distributions to us on any equity securities we may purchase; and the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES

The Advisor’s management personnel, other employees and affiliates face conflicts of interest relating to time management and, accordingly, the Advisor’s management personnel, other employees and affiliates may not be able to devote adequate time to our business activities and the Advisor may not be able to hire adequate additional employees.

All of the Advisor’s management personnel, other personnel, affiliates and related parties may also provide services to other Sponsor affiliated entities, including, but not limited to, IIT and DPF. We are not able to estimate the amount of time that such management personnel, other personnel, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other personnel, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. Accordingly, there is a risk that the Advisor’s affiliates and related parties may not devote adequate time to our business activities and the Advisor may not be able to hire adequate additional personnel.

The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us, other Sponsor affiliated entities and joint venture partners or co-owners, which could result in actions that are not in our stockholders’ best interests.

The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Public offerings of equity by us, which allow the Dealer Manager to earn additional dealer manager fees and the Advisor to earn increased acquisition fees and asset management fees;

•	Property dispositions, which allow the Advisor to earn additional asset management fees and distributions from sales;

•	Property acquisitions from third parties or Sponsor affiliated entities, which may allow the Advisor or its affiliates to earn additional acquisition, asset management and other fees;

•	Investment opportunities, which may result in more compensation to Sponsor affiliated entities if allocated to other programs or business ventures instead of us; and

•	Various liquidity events.

Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to Dividend Capital Property Management LLC (the “Property Manager”) would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, the Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Advisor or its affiliates may receive various fees for providing services to any joint venture in which we invest, including but not limited to an asset management fee, with respect to the proportionate interest in the properties held by our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates, other Sponsor affiliated entities and other business ventures could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay them distributions or result in a decline in the value of their investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Sponsor affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Sponsor affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Sponsor affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate public offerings for two other entities sponsored or advised by affiliates of our Sponsor. In addition, we may compete with other entities sponsored or advised by affiliates of our Sponsor, including, but not limited to, IIT and DPF for the same investors and investment opportunities.

We may co-invest or joint venture an investment with a Sponsor affiliated entity.

We may also co-invest or joint venture with other Sponsor affiliated entities. Even though all such co-investments will be subject to approval by a majority of our board of directors, including a majority of our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party. In addition, we may share control with or cede control of the venture to the Sponsor affiliated entity and decisions could be made that are not in our best interests.

We may enter into transactions with the Advisor or affiliates or other related entities of the Advisor; as a result, in any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and we may incur additional expenses.

We may enter into transactions with the Advisor or with affiliates or other related entities of the Advisor. For example, we may purchase assets from affiliates or other related entities of the Advisor that they currently own or hereafter acquire from third parties. The Advisor may also cause us to enter into a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. We may also purchase properties developed and completed by affiliates of the Advisor or provide loans for the development of properties being developed by affiliates of the Advisor. The Advisor and/or its management team could experience a conflict in representing our interests in these transactions. In any such transaction, we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may receive terms that are less beneficial to us than if such transactions were with a third party. In addition, our independent directors may request that independent legal counsel be provided to them on any matter in which they deem such counsel appropriate or necessary. If the independent directors request independent legal counsel, we will pay the cost of such counsel, which could reduce the cash available to us for other purposes, including paying distributions to our stockholders.

We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor or its affiliates, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, John A. Blumberg, David M. Fazekas, Andrea L. Karp, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Scott W. Recknor, Gary M. Reiff, Peter M. Vanderburg, J.R. Wetzel, Joshua J. Widoff, Brian C. Wilkinson and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by our Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of our Sponsor or its affiliates, our operating results could suffer.

The fees we pay to the Advisor and its affiliates in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Substantial fees will be paid to the Advisor, the Dealer Manager and other affiliates of the Advisor for services they provide to us in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments. None of these arrangements were determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We will compete with entities sponsored or advised by affiliates of our Sponsor for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.

We will compete with entities sponsored or advised by affiliates of our Sponsor whether existing or created in the future, for opportunities to acquire, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as entities sponsored or advised by affiliates of our Sponsor are buying, financing or selling properties. In this regard, there is a risk that the Advisor will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of our Sponsor. Certain entities sponsored or advised by affiliates of our Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by entities sponsored or advised by affiliates of our Sponsor. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by entities sponsored or advised by affiliates of our Sponsor and these conflicts of interest may have a negative impact on our ability to attract and retain customers.

In the event that an investment opportunity with respect to (i) industrial properties located in the U.S. or Mexico and (ii) debt investments related to industrial properties located in the U.S. or Mexico (if such debt is intended to provide the entity making the investment with the opportunity to acquire the equity ownership in the underlying industrial asset) is equally suitable for us and one or more entities sponsored or advised by affiliates of our Sponsor, then the Advisor will utilize a reasonable allocation method to determine which investments are presented to our board of directors as opposed to the board of directors of such other program or programs. Notwithstanding the foregoing, entities sponsored or advised by affiliates of our Sponsor have been given, and in the future may be given, priority over us with respect to the acquisition of certain types of investments. For example, subject to changes approved by the Conflicts Resolution Committee, if an investment is equally suitable for each of IIT, DPF and/or us, until such time as DPF is no longer engaged in a public offering and all of the proceeds from its public offerings have been fully invested, DPF has priority over us and IIT for all types of real estate or debt investment opportunities other than the industrial property investments described above. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. Our Sponsor may propose a new allocation procedure, but such procedure may not preclude the allocation of attractive investments to IIT, DPF or other entities sponsored or advised by affiliates of our Sponsor.

If we invest in joint venture or co-ownership arrangements with the Advisor or its affiliates, they may retain significant control over our investments even if our independent directors terminate the Advisor.

While a majority of our independent directors may terminate the Advisor upon 60 days’ written notice, our ability to remove co-general partners or advisors to any entities in which the Advisor or its affiliates serve in such capacities and in which we may serve as general partner or manager is limited. As a result, if we invest in such joint-venture or co-ownership arrangements; an affiliate of the Advisor may continue to maintain a substantial degree of control over our investments despite the termination of the Advisor.

RISKS RELATED TO OUR TAXATION AS A REIT

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We intend to operate in a manner designed to permit us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. Although we do not intend to request a ruling from the Internal Revenue Service (the “IRS”), as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with the Offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in such a manner as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

We believe that the Operating Partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the IRS successfully determines that the Operating Partnership should be treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition if the Operating Partnership were not treated as a taxable REIT subsidiary, we could fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be invested in acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. It is possible that we might not always be able to continue to make distributions sufficient to meet the annual distribution requirements required to maintain our REIT status, avoid corporate tax on undistributed income and/or avoid the 4% excise tax. From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our value.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase properties and lease them back to the sellers of such properties. There can be no assurance that the IRS will not challenge our characterization of any such sale-leaseback transaction as a ‘true lease.’ In the event that any such sale-leaseback transaction is challenged and successfully recharacterized as a financing or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests,” the “income tests” or the “distribution requirements” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year in the event we cannot make a sufficient deficiency dividend.

Our stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.

Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. As a result, each of our stockholders that is not a tax-exempt entity may have to use funds from other sources to pay such tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20%. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient on ordinary income, rather than the 20% preferential rate. Although this tax rate does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock, or gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•	Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego attractive investments. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our lessees that would cause us to own, actually or constructively, 10% or more of any of our lessees. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT 75% asset test, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

Liquidation of assets may jeopardize our REIT status.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory action could adversely affect us or our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may take effect retroactively, and there can be no assurance that any such changes will not adversely affect how we are taxed or the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under the Foreign Investment in Real Property Tax Act (“FIRPTA”), on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than five percent of the value of our outstanding common stock. We are not currently traded on an established securities market.

We may enter into certain hedging transactions which may have a potential impact on our REIT status.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Income and gain from “hedging transactions” that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the gross income and asset tests that apply to REITs. Moreover, any income from a transaction entered into primarily to manage risk of currency fluctuations with respect to any item of income that would be qualifying REIT income under the REIT gross income tests, and any gain from the unwinding of any such transaction, does not constitute gross income for purposes of the REIT annual gross income tests. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions may not be treated as qualifying income for purposes of the gross income tests, and might also give rise to an asset that does not qualify for purposes of the REIT asset tests.

INVESTMENT COMPANY RISKS

We are not registered as an investment company under the Investment Company Act, and therefore we will not be subject to the requirements imposed on an investment company by the Investment Company Act which may limit or otherwise affect our investment choices.

The Company, the Operating Partnership, and our subsidiaries intend to conduct our businesses so that we are not required to register as “investment companies” under the Investment Company Act. We expect that the focus of our activities will involve investments in real estate, buildings, and other assets that can be referred to as “sticks and bricks” and therefore we will not be an investment company under Section 3(a)(1)(A) of the Investment Company Act. We also may invest in other real estate investments, such as real estate-related securities, and will otherwise be considered to be in the real estate business.

Companies subject to the Investment Company Act are required to comply with a variety of substantive requirements such as requirements relating to:

•	Limitations on the capital structure of the entity;

•	Restrictions on certain investments;

•	Prohibitions on transactions with affiliated entities; and

•	Public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.

These and other requirements are intended to provide benefits or protections to security holders of investment companies. Because we and our subsidiaries do not expect to be subject to these requirements, our stockholders will not be entitled to these benefits or protections. It is our policy to operate in a manner that will not require us to register as an investment company, and we do not expect to register as an “investment company” under the Investment Company Act.

Whether a company is an investment company can involve analysis of complex laws, regulations and SEC staff interpretations. The Company and the Operating Partnership intend to conduct operations so as not to become subject to regulation as an investment company under the Investment Company Act. The securities issued by any subsidiary that is excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other “investment securities” (as used in the Investment Company Act) its parent may own, may not have a combined value in excess of 40% of the value of the parent entity’s total assets on an unconsolidated basis (which we refer to as the 40% test). In other words, even if some interests in other entities were deemed to be investment securities, so long as such investment securities do not comprise more than 40% of an entity’s assets, the entity will not be required to register as an investment company. If an entity held investment securities and the value of these securities exceeded 40% of the value of its total assets, and no other exemption from registration was available, then that entity might be required to register as an investment company.

We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because, if we have any securities that are considered to be investment securities held by an entity, then we will seek to assure that holdings of investment securities in such entity will not exceed 40% of the total assets of that entity as calculated under the Investment Company Act. In order to operate in compliance with that standard, each entity may be required to conduct its business in a manner that takes account of these provisions. We, our Operating Partnership, or a subsidiary could be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the 40% test. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the 40% test.

If the Company, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of its total assets, the entity could be deemed to be an investment company. In that case the entity would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company. Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for entities, among other things, “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption, as interpreted by the staff of the SEC, generally requires that at least 55% of our subsidiaries’ portfolios must be comprised of qualifying assets and at least 80% of each of their total portfolios of assets must be comprised of a combination of qualifying assets and other real estate-related assets (as such terms have been interpreted by the staff of the SEC under the Investment Company Act), and no more than 20% may be comprised of assets that are neither qualifying assets nor real estate -related assets. Qualifying assets for this purpose include certain mortgage loans and other assets that the SEC staff, in various no-action letters, has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets those assets that do not qualify for treatment as qualifying assets, including any securities of companies primarily engaged in real estate businesses that are not within the scope of SEC staff positions and/or interpretations regarding qualifying assets. In order to assure that the composition of assets of an entity meets the required standard, an entity may have to buy, hold, or sell an asset that it might otherwise prefer not to buy, sell, or hold at that time.

In addition, we, the Operating Partnership and/or our subsidiaries may rely upon other exceptions and exemptions, including the exemptions provided by Section 3(c)(6) of the Investment Company Act (which exempts, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the exemption provided by Section 3(c)(5)(C), discussed above), from the definition of an investment company and the registration requirements under the Investment Company Act. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs (and/or their subsidiaries), including actions by the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. For example, on August 31, 2011, the SEC issued a concept release requesting comments regarding a number of matters relating to the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, including the nature of assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. To the extent that the SEC or the SEC staff provides more specific guidance regarding any of the matters bearing upon the exemptions discussed above or other exemptions from the definition of investment company under the Investment Company Act upon which we may rely, we may be required to change the way we conduct our business or adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage and other business strategies would be substantially reduced. Our business could be materially and adversely affected if we fail to qualify for an exemption or exclusion from regulation under the Investment Company Act.

If the Company or the Operating Partnership is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders’ investment return or impair our ability to conduct our business as planned.

If we become an investment company or are otherwise required to register as an investment company, we might be required to revise some of our current policies, or substantially restructure our business, to comply with the Investment Company Act. This would likely require us to incur the expense and delay of holding a stockholder meeting to vote on proposals for such changes. Further, if we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

ERISA RISKS

If our assets are deemed to be Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets will not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, our stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on our stockholders’ investment and our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2013, we had not yet acquired any real properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for a description of our acquisition activity since December 31, 2013.

ITEM 3.	LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our shares of common stock. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. In the future we may also consider various forms of additional liquidity, each of which we refer to as a “Liquidity Event,” including, but not limited, to a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); the sale, merger, or other transaction of our company in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. We presently intend to consider alternatives for effecting a Liquidity Event for our stockholders beginning generally after seven to ten years following the investment of substantially all of the net proceeds from all offerings made by us. Although this is our present intention, there can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable during that timeframe. Alternatively, we may seek to complete a Liquidity Event earlier than seven years following the investment of substantially all of the net proceeds from all offerings made by us. For purposes of the time frame for seeking a Liquidity Event, investment of “substantially all” of the net proceeds means the equity investment of 90% or more of the net proceeds from all offerings made by us.

We are currently offering up to $2,000,000,000 in shares of our common stock pursuant to an effective registration statement, including $1,500,000,000 in shares of common stock offered at a price of $10.00 per share and $500,000,000 in shares offered under our distribution reinvestment plan at a price of $9.50 per share. In each case, the offering price was arbitrarily determined by our board of directors. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our distribution reinvestment plan.

In order to assist FINRA members and their associated persons that have participated in the offer and sale of shares of our common stock pursuant to our public offerings or that may participate in any future offering of our shares in their efforts to comply with NASD Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that, as of December 31, 2013, we were conducting the Offering of our shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, since there is no established public trading market for the shares at this time, there can be no assurance that our stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock, or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, the fixed offering price for shares of our common stock offered in the Offering has not been based on appraisals for any assets we currently own or may own in the future. Therefore, the fixed offering price does not necessarily represent the amount stockholders would receive if our assets were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.00 per share.

We intend to use the most recent primary offering price as the estimated per share value until we disclose an estimated per share value based on an independent valuation. We expect to disclose an estimated per share value based on an independent valuation no later than November 14, 2015.

Holders

As of February 28, 2014, we had 941,552 shares of our common stock outstanding, held by a total of 317 stockholders, including shares held by our affiliates.

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

After a stockholder has held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for a stockholder to have its shares of common stock redeemed, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed and the amount of the discount (the “Holding Period Discount”) will vary based upon the length of time that our stockholders have held their shares of our common stock subject to redemption, as described in the following table:

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

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less (iii) the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. In addition, our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related or other investments, or redemptions of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock under any circumstances. The board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued or other guidance provided by the SEC staff that would not object to such an increase. There can be no assurance that the board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that the board of directors will be able to obtain, if necessary, a no-action letter from the SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. In addition, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis, including but not limited to a price equal to an estimated value per share or the then current net asset value per share (provided that any current offering will then also be conducted at such price), as calculated in accordance with policies and procedures that may be developed in the future by our board of directors. If the board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of our share redemption program.

As of December 31, 2013, we had not received any eligible redemption requests nor redeemed any shares of our common stock.

Dividends

Each year, we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to the sum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain or loss, 90% of our after-tax net income, if any, from foreclosure property, minus the sum of certain items of non-cash income. We will pay federal income tax on taxable income, including net capital gain, which we do not distribute to stockholders. Furthermore, if we fail to distribute with respect to each year, at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain income for such year, and any undistributed taxable income from prior periods, we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. Distributions will be authorized at the discretion of our board of directors, in accordance with our earnings, cash flow and general financial condition. Our board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, and because our board may take various factors into consideration in setting distributions, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Our organizational documents permit us to pay distributions from any source, including offering proceeds. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.

Our board of directors authorized daily cash distributions at a quarterly rate of $0.1125 per share of common stock to all common stockholders of record as of the close of business on each day commencing on the date that we met the minimum offering requirements in connection with the Offering and ending on the last day of the quarter in which the minimum offering requirements were met (the “Initial Quarter”). Accordingly, the Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013. Our board of directors also authorized daily cash distributions at a quarterly rate of $0.1125 per share of common stock to all common stockholders of record as of the close of business on each day for the fourth quarter of 2013 and the first quarter of 2014. Cash distributions for the first quarter of 2014 will be aggregated and paid on a date determined by us that is no later than April 15, 2014.

In addition to the cash distributions described above, our board of directors has authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2014 in an amount equal to 0.000047945 of a share of common stock on each outstanding share of common stock (which is equal to a quarterly distribution rate of $0.04375 based on the $10.00 per share offering price). Our board of directors believes that the additional stock dividend is appropriate to compensate stockholders based on our current and prospective assets, liabilities and business opportunities during the first three quarters of 2014. The special stock dividends will be issued and recorded in our stockholder records on or about the 1st business day of the calendar month immediately following the last day of the applicable calendar quarter.

We intend to accrue and make cash distributions on a quarterly basis. Quarterly cash distributions and stock dividends for each stockholder will be calculated for each day the stockholder has been a stockholder of record during such quarter. Cash distributions for stockholders participating in our distribution reinvestment plan will be reinvested into shares of our common stock. The cash distributions have been and may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which may include borrowings, net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and interest income from our cash balances.

There can be no assurances that the current cash distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay cash distributions, which if insufficient could negatively impact our ability to pay cash distributions. See “Note 5” to the consolidated financial statements for further detail regarding the expense support and conditional reimbursement agreement among us, the Operating Partnership and the Advisor.

	Source of Distributions
	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
December 31, 2013	$—	—%	$29,208	90%	$3,286	10%	$32,494
September 30, 2013 (4)	—	—	7,367	100	—	—	7,367

Total	$—	—%	$36,575	92%	$3,286	8%	$39,861

(1)	For the quarter ended December 31, 2013, the Advisor provided expense support of $306,025.
(2)	For the Initial Quarter and the quarter ended December 31, 2013, all cash distributions provided by financing activities were funded through net proceeds from primary shares sold in the Offering.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(4)	The Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

Use of Proceeds

On July 24, 2013, our Registration Statement on Forms S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2,000,000,000 in shares of common stock, was declared effective under the Securities Act of 1933, and the Offering commenced the same day. The Offering is currently expected to terminate on July 24, 2015, unless extended by our board of directors for up to an additional one and a half years, subject to applicable regulatory requirements.

As of December 31, 2013, we had raised gross offering proceeds from the Offering of $3,987,378. The table below summarizes the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

For the Period from Inception (August 28, 2012) to December 31, 2013
Sales commissions (1)	$123,477
Dealer manager fees (1)	44,460
Offering costs (2)	—

Total direct selling costs	$167,937

Offering proceeds, net of direct selling costs	$3,819,441

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager, and a substantial portion of the commissions and fees are reallowed to participating broker dealers as commissions and marketing fees and expenses.
(2)

As of December 31, 2013, the Advisor had incurred $3,349,005 of offering costs, all of which were paid directly by the Advisor on behalf of the Company. The Company has elected to reimburse the Advisor for organization costs prior to reimbursing the Advisor for offering costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

As of December 31, 2013, we had not yet acquired any real properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for a description of our acquisition activity since December 31, 2013.

As noted above under “Distributions,” we used $36,575 of net proceeds from primary shares sold in the Offering to fund distributions.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity incentive plan, effective July 16, 2013 (the “Equity Incentive Plan”), provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents rights or other share-based awards. Our directors, officers, and employees (if any), as well as any advisor or consultant, including employees of the Advisor and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided that, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for our common stock. We have authorized and reserved for issuance under the Equity Incentive Plan a total of 5,000,000 shares of common stock, subject to certain adjustments set forth in the plan, all of which remain available for future issuance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

	For the Year Ended December 31, 2013	For the Period from Inception (August 28, 2012) to December 31, 2012
Operating data:
Rental revenues	$—	$—
General and administrative expenses	$391,362	$—
Organization expenses, related party	$75,748	$—
Acquisition-related expenses	$63,050	$—
Other income and expenses	$2,483	$—
Expense support from Advisor	$(306,025)	$—
Net loss	$(226,618)	$—
Net loss attributable to common stockholders	$(226,618)	$—
Net loss per common share—basic and diluted	$(2.49)	$—
Weighted-average shares outstanding	90,839	20,000

Distributions data:
Total distributions declared	$39,861	$—
Distributions declared per common share—annualized	$0.450	$—

Cash flow data:
Net cash used in operating activities	$(338,308)	$—
Net cash used in investing activities	$(196,543)	$—
Net cash provided by financing activities	$3,204,824	$201,000

	As of December 31,
	2013	2012
Balance sheet data:
Cash and cash equivalents	$2,870,973	$201,000
Total assets	$4,052,021	$201,000
Total liabilities	$498,059	$—
Total stockholders’ equity	$3,552,962	$200,000
Total gross equity raised (during period)	$3,787,378	$200,000
Shares outstanding	419,938	20,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

OVERVIEW

General

Industrial Property Trust Inc. was formed as a Maryland corporation on August 28, 2012, to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We intend to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On July 24, 2013, we commenced the Offering of up to $2,000,000,000 in shares of our common stock, including $1,500,000,000 in shares of common stock offered at a price of $10.00 per share and $500,000,000 in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On September 6, 2013, we broke escrow for the Offering, and effectively commenced operations. As of December 31, 2013, we had raised gross proceeds of $3,987,378 from the sale of 419,938 shares of our common stock in the Offering. See “Note 3” to the consolidated financial statements for information concerning the Offering.

We intend to use the net proceeds from the Offering primarily to make investments in real estate assets. We may use the net proceeds from the Offering to make other real estate-related investments and debt investments. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the Offering, and other circumstances existing at the time we make our investments. See “Subsequent Events” below for information regarding our acquisition activity subsequent to December 31, 2013.

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular cash distributions; and

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity events.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or only certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of December 31, 2013, we had no debt outstanding.

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show prospects for improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) positive growth in U.S. gross domestic product (“GDP”) over the past 11 quarters; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) positive net absorption in our targeted markets (the net change in total occupied industrial space); and (v) strong fundamental trends in both population and employment growth.

While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population will help drive consumer spending leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 10% compound annual growth rate over the past four years. The resurgence in export/import levels has generated increased demand for industrial space in the key U.S. logistic markets resulting in 14 consecutive quarters of positive net absorption and providing strong prospects for rent growth over the next several years.

Since the recession, the volume of mortgage lending for commercial real estate and unsecured credit for REITs has also increased and lending terms have improved; however, lending criteria may become more stringent, which may affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, including long-term fixed rate mortgage loans; unsecured or secured lines of credit or term loans; private placement or public bond issuances; and assuming existing mortgage loans in connection with certain property acquisitions, or any combination of the foregoing.

RESULTS OF OPERATIONS

As of December 31, 2013, we were in our organizational and development stage and had not commenced property operations. For the year ended December 31, 2013, our results of operations were primarily comprised of:

•	General and administrative expenses that primarily consisted of: (i) legal and accounting expenses incurred; (ii) compensation paid to our independent directors; and (iii) expenses related to directors’ and officers’ insurance. We expect general and administrative expense to continue to increase with the acquisition of industrial real estate properties.

•	Organization expenses consisted of expense reimbursements to the Advisor. We expect organization expenses to decrease once we are no longer in the organizational and development stage, but expect offering expenses to increase as we raise more offering proceeds.

•	Acquisition-related expenses primarily consisted of: (i) legal expenses and (ii) due diligence related expenses on potential acquisitions. We expect acquisition-related expenses to increase as we raise more offering proceeds and invest the net proceeds.

•	Expense support from the Advisor represents general and administrative expenses reimbursed by the Advisor during the fourth quarter of 2013 under the expense support and conditional reimbursement agreement. See “Note 5” to the consolidated financial statements for further detail regarding this agreement among us, the Operating Partnership and the Advisor.

We had no results of operations for the period from Inception (August 28, 2012) to December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements will be net proceeds from the Offering, including proceeds from the sales of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor, and cash generated from operating activities. Our principal uses of funds will be for the acquisition of properties and other investments, operating expenses, distributions to our stockholders, and payments under our debt obligations. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

We believe that our cash on-hand, anticipated offering proceeds, and anticipated financing activities will be sufficient to meet our anticipated future acquisition, operating, distribution, and debt service requirements.

Cash Flows. Cash used in operating activities of $338,308 for the year ended December 31, 2013 was primarily related to general, administrative, and organization expenses. Cash used in investing activities of $196,543 for the year ended December 31, 2013 was primarily related to acquisition deposits. Cash provided by financing activities of $3,204,824 for the year ended December 31, 2013 was related to primarily to net proceeds from the Offering.

Capital Resources and Uses of Liquidity

In addition to the cash and cash equivalent balance available, our capital resources and uses of liquidity are as follows:

Offering Proceeds. As of December 31, 2013, the amount of aggregate gross proceeds raised from our Offering was $3,987,378 ($3,819,441 net of direct selling costs).

Cash Distributions. We intend to accrue and make cash distributions on a quarterly basis. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and interest income from our cash balances. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized daily cash distributions at a quarterly rate of $0.1125 per share of common stock for the Initial Quarter and fourth quarter of 2013 and the first quarter of 2014. See “Note 3” to the consolidated financial statements for additional information.

There can be no assurances that the current cash distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay cash distributions, which if insufficient could negatively impact our ability to pay cash distributions. See “Note 5” to the consolidated financial statements for further detail regarding the expense support and conditional reimbursement agreement among us, the Operating Partnership and the Advisor.

The following table outlines sources used to pay distributions for the periods indicated below:

	Source of Distributions
	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
December 31, 2013	$—	—%	$29,208	90%	$3,286	10%	$32,494
September 30, 2013 (4)	—	—	7,367	100	—	—	7,367

Total	$—	—%	$36,575	92%	$3,286	8%	$39,861

(1)	For the quarter ended December 31, 2013, the Advisor provided expense support of $306,025.
(2)	For the Initial Quarter and the quarter ended December 31, 2013, all cash distributions provided by financing activities were funded through net proceeds from primary shares sold in the Offering.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(4)	The Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

Refer to “Note 3” to the consolidated financial statements for further detail on distributions.

SUBSEQUENT EVENTS

Status of Offering

As of February 26, 2014, we had raised sufficient offering proceeds to satisfy the minimum offering requirements for Ohio. Accordingly, we are no longer required to have offering proceeds deposited in an escrow account.

As of February 28, 2014, we had raised gross proceeds of $9,178,363 from the sale of 941,552 shares of our common stock in our public offering.

Completed Acquisition

On January 15, 2014, we acquired one industrial building totaling approximately 97,000 square feet (the “West Valley Distribution Center”). The West Valley Distribution Center is located in the Seattle / Tacoma market and is 100% leased to four customers with a weighted-average remaining lease term (based on square feet) of 3.8 years. The total purchase price was $7,852,000, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $157,040 to the Advisor in connection with this acquisition.

Acquisitions Under Contract

Oakesdale Commerce Center. On February 10, 2014, we entered into a purchase agreement to acquire one industrial building totaling approximately 43,000 square feet (the “Oakesdale Commerce Center”). The Oakesdale Commerce Center is located in the Seattle / Tacoma market and is 100% leased to two customers with a weighted-average remaining lease term (based on square feet) of 1.2 years. The total purchase price is expected to be $4,000,000, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, we deposited $100,000 into an escrow account. Pursuant to the terms of the Advisory Agreement, we expect to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of the Oakesdale Commerce Center. We plan to fund the acquisition using proceeds from the Offering and debt financing. The acquisition of the Oakesdale Commerce Center is expected to close during the first quarter of 2014, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to our completion of due diligence and various closing conditions to be met by the parties. If we do not close on the acquisition, there are circumstances under which we may forfeit our deposit.

Century Distribution Center. On February 18, 2014, we entered into a purchase agreement to acquire a recently completed industrial building totaling approximately 149,500 square feet (the “Century Distribution Center”). The Century Distribution Center is located in Houston, Texas and is 100% leased to one customer with a remaining lease term of 10.1 years. The total purchase price is expected to be $11,500,000, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, we deposited $750,000 into an escrow account. Pursuant to the terms of the Advisory Agreement, we expect to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of the Century Distribution Center. We plan to fund the acquisition using proceeds from the Offering and debt financing. The acquisition of the Century Distribution Center is expected to close during the first quarter of 2014, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to our completion of due diligence and various closing conditions to be met by the parties. If we do not close on the acquisition, there are circumstances under which it may forfeit the deposit it has funded.

Debt

On January 13, 2014, we entered into a revolving credit agreement, as amended, with an initial aggregate commitment of $100,000,000. We have the ability to expand the commitment up to a maximum aggregate amount of $400,000,000, subject to certain conditions and receiving bank commitments. This line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. At our election, borrowings under the unsecured revolving credit agreement will be charged interest based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or on an alternative base rate plus a margin of 0.90% to 1.75%. This line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of February 28, 2014, we had $4,800,000 outstanding under the line of credit with an interest rate of 2.06%; the unused portion was $95,200,000, of which $34,000 was available.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

INFLATION

Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income to the extent such increases are not reimbursed or paid by our customers. Our leases may require our customers to pay certain taxes and operating expenses, either in part or in whole, or may provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, our leases provide for fixed base rent increases or indexed increases. As a result, most inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those estimates that require management to make challenging, subjective, or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates involve judgments and uncertainties that are sufficiently sensitive and may result in materially different results under different assumptions and conditions.

Investment in Real Estate Properties

When we acquire a property, we will allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building, land and building improvements, and intangible lease assets and liabilities. Fair value determinations will be based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building, and land and building improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets will be based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases will be calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associates with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below market leases. In estimating carrying costs, we will include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we will consider customer improvements, leasing commissions and legal and other related expenses. The purchase price allocation will be preliminarily based on our estimate of the fair value determined from all available information and therefore, will be subject to change upon the completion of our analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date.

Impairment of Real Estate Properties

We will review our investment in real estate properties individually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss will be recorded for the difference between estimated fair value of the real estate property and the carrying amount when the estimated future cash flows and the estimated liquidation value of the real estate property are less than the real estate property carrying amount. Our estimates of future cash flows and liquidation value will require us to make assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property, and expected ownership periods that can be difficult to predict.

Rental Revenues

We will record rental revenue on a straight-line basis over the full lease term. Certain properties may have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we will record receivables from tenants for rent that we expect to collect over the remaining lease term rather than currently, which will be recorded as a straight-line rent receivable. When we acquire a property, the term of existing leases will be considered to commence as of the acquisition date for purposes of this calculation.

Tenant reimbursement revenue will include payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and certain other recoverable property operating expenses, and is recognized as rental revenue in the period the applicable expenses are incurred. The computation of tenant reimbursement revenue will be complex and involves numerous judgments, including the interpretation of terms and other lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants will make monthly fixed payments of real estate taxes and operating expenses. We will accrue income related to these payments each month. We will make quarterly accrual adjustments, positive or negative, to tenant reimbursement revenue to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we will compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenant during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment will be recorded as increases or decreases to tenant reimbursement revenue when the final bills are prepared, which occurs during the first half of the subsequent year.

We will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the customer is no longer occupying the property.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily as a result of incurring debt used to maintain liquidity, as well as to fund capital expenditures and our investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we expect that we will primarily borrow on a fixed interest rate basis with longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As part of our risk management strategy, we may enter into interest swap agreements with high-quality counterparties to manage the impact of variable interest rates on interest expense. As of December 31, 2013, we had no outstanding debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Industrial Property Trust Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Property Trust Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2013 and for the period from Inception (August 28, 2012) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Property Trust Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 and for the period from Inception (August 28, 2012) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 7, 2014

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$2,870,973	$201,000
Prepaid expenses	230,802	—
Deferred acquisition costs	212,909	—
Due from affiliates	287,337	—
Due from transfer agent	450,000	—

Total assets	$4,052,021	$201,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$390,604	$—
Due to affiliates	74,961	—
Distributions payable	32,494	—

Total liabilities	498,059	—
Commitments and contingencies (Note 7)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value—1,500,000,000 shares authorized, 419,938 and 20,000 shares issued and outstanding, respectively	4,199	200
Additional paid-in capital	3,815,242	199,800
Accumulated deficit	(266,479)	—

Total stockholders’ equity	3,552,962	200,000
Noncontrolling interests	1,000	1,000

Total equity	3,553,962	201,000

Total liabilities and equity	$4,052,021	$201,000

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2013	For the Period from Inception (August 28, 2012) to December 31, 2012
Revenues:
Rental revenues	$—	$—

Total revenues	—	—

Operating expenses:
General and administrative expenses	391,362	—
Organization expenses, related party	75,748	—
Acquisition-related expenses	63,050	—

Total operating expenses	530,160	—

Other income and expenses:
Interest income	(26)	—
Interest expense	2,509	—

Total other income and expenses	2,483	—

Net expenses before expense support from Advisor	532,643	—

Expense support from Advisor	(306,025)	—

Net expenses after expense support from Advisor	226,618	—

Net loss	(226,618)	—
Net loss attributable to noncontrolling interests	—	—

Net loss attributable to common stockholders	$(226,618)	$—

Weighted-average shares outstanding	90,839	20,000

Net loss per common share—basic and diluted	$(2.49)	$—

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balance as of Inception (August 28, 2012)	—	$—	$—	$—	$—	$—
Issuance of common stock to affiliate	20,000	200	199,800	—	—	200,000
Issuance of Special Units	—	—	—	—	1,000	1,000

Balance as of December 31, 2012	20,000	$200	$199,800	$—	$1,000	$201,000

Net loss	—	—	—	(226,618)	—	(226,618)
Issuance of common stock	399,938	3,999	3,783,379	—	—	3,787,378
Offering costs	—	—	(167,937)	—	—	(167,937)
Distributions to stockholders	—	—	—	(39,861)	—	(39,861)

Balance as of December 31, 2013	419,938	$4,199	$3,815,242	$(266,479)	$1,000	$3,553,962

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2013	For the Period from Inception (August 28, 2012) to December 31, 2012
Operating activities:
Net loss	$(226,618)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Expense support from Advisor	(306,025)	—
Changes in operating assets and liabilities
Prepaid expenses	(52,643)	—
Accounts payable and accrued expenses	196,079	—
Due from affiliates, exclusive of offering costs for issuance of common stock	50,899	—

Net cash used in operating activities	(338,308)	—

Investing activities:
Acquisition deposits	(196,543)	—

Net cash used in investing activities	(196,543)	—

Financing activities:
Proceeds from issuance of common stock	3,337,378	200,000
Offering costs for issuance of common stock	(125,187)	—
Proceeds from issuance of Special Units	—	1,000
Distributions paid to common stockholders	(7,367)	—

Net cash provided by financing activities	3,204,824	201,000

Net increase in cash and cash equivalents	2,669,973	201,000
Cash and cash equivalents, at beginning of period	201,000	—

Cash and cash equivalents, at end of period	$2,870,973	$201,000

Supplemental disclosure of cash flow information:
Interest paid	$1,821	$—
Offering proceeds due from transfer agent	450,000	—
Financing of directors’ and officers’ insurance	178,159	—
Distributions payable	32,494	—

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Industrial Property Trust Inc. (the “Company”) is a newly organized Maryland corporation formed on August 28, 2012. Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries.

The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean that the Company’s customers will be investment grade and much of the Company’s customer base is expected to be comprised of non-rated and non-investment grade customers. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate related equity securities. See “Note 9” for detail regarding acquisition completed subsequent to December 31, 2013.

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with its taxable year ended December 31, 2013. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Industrial Property Operating Partnership LP (the “Operating Partnership”).

In September 2012, the Company sold 20,000 shares of common stock to Industrial Property Advisors LLC (the “Advisor”) at a price of $10.00 per share. The Company subsequently contributed $2,000 to IPT-GP Inc. (“IPT-GP”), which was a wholly-owned subsidiary of the Company and was the sole general partner of the Operating Partnership until March 2013, when IPT-GP was dissolved as described below.

In September 2012, the Operating Partnership issued 19,800 Operating Partnership Units (“OP Units”) to the Company in exchange for $198,000, representing an approximate 99% limited partner interest. In addition, IPT-GP contributed $2,000 to the Operating Partnership in exchange for 200 OP Units, representing an approximate 1% general partner interest. In March 2013, IPT-GP was dissolved and its 200 OP Units, representing the sole general partner interest in the Operating Partnership, were distributed to the Company as the sole stockholder of IPT-GP. As a result, the Company owns 20,000 OP Units and is the general partner and a limited partner of the Operating Partnership. The rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets. Additionally, the Operating Partnership issued 100 partnership units (“Special Units”) to Industrial Property Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. See “Note 6” for additional information regarding the issuance of Special Units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

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

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

Investment in Real Estate Properties

Upon acquisition, the purchase price of a property will be allocated to land, building, building and land improvements, and intangible lease assets and liabilities. The purchase price allocation will be based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value will be calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information.

The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt will be recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid to the Advisor will be expensed as incurred.

The results of operations for acquired properties will be included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets will be amortized to real-estate related depreciation and amortization over the remaining lease term. Above-market lease assets will be amortized as a reduction in rental revenue over the remaining lease term and below-market lease liabilities will be amortized as an increase in rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods. The Company will expense any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date.

Real estate assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities will be stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of the Company’s real estate assets will be capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets will be expensed as incurred. Real estate-related depreciation and amortization will be computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Building	20 to 40 years
Building and land improvements	5 to 20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities at the acquisition date of three months or less.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily consist of accrued costs related to directors’ and officers’ insurance, and accrued accounting and legal fees.

Noncontrolling Interests

Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to the noncontrolling interests on the consolidated statements of operations.

Revenue Recognition

The Company will record rental revenue on a straight-line basis over the full lease term. Certain properties may have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, the Company will record receivables from tenants for rent that the Company expects to collect over the remaining lease term rather than currently, which will be recorded as a straight-line rent receivable. When the Company acquires a property, the term of existing leases will be considered to commence as of the acquisition date for purposes of this calculation.

Tenant reimbursement revenue will include payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred.

In connection with property acquisitions, the Company may acquire leases with rental rates above or below estimated market rental rates. Above-market lease assets will be amortized as a reduction to rental revenue over the remaining lease term, and below-market lease liabilities will be amortized as an increase to rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods.

The Company will expense any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability by reassessing the estimated remaining useful life of such intangible lease asset or liability when it becomes probable a customer will terminate a lease before the stated lease expiration date.

Organization and Offering Expenses

Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company is not successful in raising additional equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 5” for additional information regarding when organization and offering expenses become reimbursable.

Income Taxes

The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2013. As a REIT, the Company generally will not be subject to federal income taxes on net income that it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Net Loss Per Common Share

The Company computes net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period. There were no dilutive shares for the year ended December 31, 2013 and for the period from Inception (August 28, 2012) to December 31, 2012.

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

Recent Accounting Standards

Recently Adopted Accounting Standards. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires companies to report, either on their statement of comprehensive income or in a footnote to their financial statements, the effects from items that are reclassified out of other comprehensive income. ASU 2013-02 was effective for the Company in the first quarter of 2013. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards. In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 requires an entity to measure those obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors, as well as any additional amount the entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. ASU 2013-04 is to be applied retrospectively and is effective for the Company beginning January 1, 2014, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

As of September 6, 2013, the Company received an aggregate $2,000,000 in connection with the subscription for shares of the Company’s common stock from certain of the Company’s officers and officers of the Advisor and its affiliates, directly or indirectly. As a result, the Company received sufficient proceeds to satisfy the minimum offering requirements for the Offering with respect to all states other than the states of Ohio and Pennsylvania. Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources. In addition, the Company will not accept subscriptions from Pennsylvania residents until the Company has received at least $50,000,000 in aggregate gross proceeds from investors in the Offering who are not Pennsylvania residents. Accordingly, the offering proceeds received from stockholders (other than proceeds received from residents of the state of Ohio) were released from escrow on September 6, 2013 and the Company has commenced operations.

As of December 31, 2013, the Company had raised gross proceeds of $3,987,378 from the sale of 419,938 shares of the Company’s common stock in the Offering.

Dividends

The Company intends to accrue and make cash distributions on a quarterly basis. In addition to the cash distributions, the Company’s board of directors has authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2014 in an amount equal to 0.000047945 of a share of common stock on each outstanding share of common stock (which is equal to a quarterly distribution rate of $0.04375 based on the $10.00 per share offering price). Quarterly cash distributions and stock dividends for each stockholder will be calculated for each day the stockholder has been a stockholder of record during such quarter. Cash distributions for stockholders participating in the Company’s distribution reinvestment plan will be reinvested into shares of the Company’s common stock.

The following table outlines the cash distributions for the periods indicated below:

		Amount
	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
December 31, 2013	January 15, 2014	$0.11250	$29,208	$3,286	$32,494
September 30, 2013 (1)	December 20, 2013	0.11250	7,367	—	7,367

Total			$36,575	$3,286	$39,861

(1)	Cash distributions were authorized to all common stockholders of record as of the close of business on each day commencing on the date that the Company met the minimum offering requirements in connection with the Offering and ending on the last day of the quarter in which the minimum offering requirements were met (the “Initial Quarter”). Accordingly, the Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

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

As of December 31, 2013, the Company had not received any eligible redemption requests nor redeemed any shares of its common stock.

4. INCOME TAXES

The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the year ended December 31, 2013 and for the period from Inception (August 28, 2012) to December 31, 2012. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination is 2012.

Distributions

Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the year ended December 31, 2013.

The unaudited preliminary taxability of the Company’s 2013 distributions was:

For the Year Ended December 31, 2013 (unaudited)

Per common share:
Ordinary income	$—
Non-taxable return of capital	0.225
Long-term capital gain	—

Total distribution	$0.225

5. RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of an advisory agreement (the “Advisory Agreement”), dated July 16, 2013, by and among the Company, the Operating Partnership, and the Advisor, as amended. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services. Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Advisor, Dealer Manager and Property Manager are affiliated parties that may receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 7.0% of the gross proceeds from the Offering.

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

Asset Management Fees. Asset management fees consist of: (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP); provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves and depreciation, as applicable) of any interest in any other real estate related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.0% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement by and among the Company, the Advisor and the Operating Partnership. The term “disposition” includes: (i) a sale of one or more assets; (ii) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership; (iii) a sale, merger, or other transaction in which the stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iv) a listing of the Company’s common stock on a national securities exchange or the receipt by the Company’s stockholders of securities that are listed on a national securities exchange in exchange for the Company’s common stock.

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

Organization and Offering Expenses. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed the 2.0% organization and offering expense reimbursement for the Company’s public offerings, without recourse against or reimbursement by the Company. Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company is not successful in raising additional amounts of offering proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organizational costs are expensed in the period they become reimbursable and offering costs are recorded as a reduction of gross offering proceeds in additional paid-in capital.

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, the Company is also obligated, subject to certain limitations, to reimburse the Advisor for certain costs incurred by the Advisor or its affiliates, such as personnel and overhead expenses, in connection with the services provided to the Company under the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. The Advisor may utilize its officers to provide such services and in certain instances those individuals may include the Company’s principal executive officer and principal financial officer.

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor, the Dealer Manager, and the Property Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Year Ended December 31, 2013	For the Period from Inception (August 28, 2012) to December 31, 2012	Payable as of December 31,

			2013	2012
Expensed:
Organization costs (1)	$75,748	$—	$9,324	$—
Other expense reimbursements	41,575	—	41,575	—

Total	$117,323	$—	$50,899	$—

Additional Paid-In Capital:
Sales commissions	$123,477	$—	$31,500	$—
Dealer manager fees	44,460	—	11,250	—
Offering costs (1)	—	—	—	—

Total	$167,937	$—	$42,750	$—

(1)	As of December 31, 2013, the Advisor had incurred $3,349,005 of offering costs and $93,008 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of December 31, 2013, the Company had reimbursed the Advisor $75,748 related to organization costs. The Company has elected to reimburse the Advisor for organization costs prior to reimbursing the Advisor for offering costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

Expense Support Agreement

The Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Expense Support Agreement, effective for each quarter between October 1, 2013 and September 30, 2014, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations, as disclosed in the Company’s quarterly and annual reports (“CDFFO”), for a particular quarter is less than the aggregate distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.1125 per share of common stock

(“Baseline Distributions”), which is the rate at which the Company has declared distributions for the third and fourth quarters of 2013 and the first quarter of 2014. The amount of the asset management fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the CDFFO and Baseline Distributions for such quarter and (ii) the entire asset management fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.

In addition, during the term of the Expense Support Agreement, the Advisor, in its sole discretion, may elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. If, in any quarter, the Advisor elects to fund an expense support payment equal to the difference between the CDFFO and the Baseline Distributions less any deferred asset management fees for that quarter, then we, the Advisor, and the Operating Partnership shall enter into an agreement for the provision of expense support with respect to such quarter.

Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Expense Support Agreement; provided, that, the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO exceeds the Baseline Distributions for that quarter, the Expense Support Agreement requires that the Company reimburse the Advisor in an amount equal to the lesser of (i) the difference between the CDFFO and the Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. The Company’s obligation to reimburse the Advisor will be non-interest bearing.

During the term of this Agreement, the Company may be able to use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay asset management fees or expenses. Although the Expense Support Agreement has an effective term through September 30, 2014, the Expense Support Agreement may be terminated prior thereto without cause or penalty by either the Advisor or a majority of the Company’s independent directors, in each case upon 60 days’ written notice to the other party. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by the Company of notice to the Advisor of the Company’s intention to terminate or not renew the Advisory Agreement or (iii) the Company’s completion of a Liquidity Event (as defined in “Note 6” below). When the Expense Support Agreement terminates, the Advisor will not have an obligation to defer fees in order to support the Company’s distributions. Notwithstanding the foregoing, amounts deferred or reimbursed pursuant to the Expense Support Agreement shall survive any termination or expiration and remain subject to the reimbursement terms described above without modification or acceleration.

The table below provides information regarding expense support payment obligations incurred by the Advisor pursuant to the Expense Support Agreement.

For the Year Ended December 31, 2013

Asset management fees	$—
Other expense support	306,025

Total expense support from the Advisor	$306,025

Expense support to be reimbursed by Advisor (1)	$306,025

(1)	Amount recorded as due from affiliates on the consolidated balance sheets as of December 31, 2013.

Transactions with Affiliates

In September 2012, the Company sold 20,000 shares of common stock to the Advisor at a price of $10.00 per share. The Company subsequently contributed $2,000 to IPT-GP who was the sole general partner of the Operating Partnership. Additionally, the Operating Partnership issued 19,800 OP Units at $10.00 per share to the

Company in exchange for $198,000. The Operating Partnership also issued 100 Special Units to the parent of the Advisor for consideration of $1,000. These units are classified as noncontrolling interests. See “Note 6” for additional information.

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

6. NONCONTROLLING INTERESTS

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

In addition, the Special Units will be redeemed by the Operating Partnership, upon the earliest to occur of the following events: a “Liquidity Event” (as defined below); or the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement between the Advisor, the Company, and the Operating Partnership.

A Liquidity Event is defined as (i) a listing of the Company’s common stock on a national securities exchange (or the receipt by the Company’s stockholders of securities that are listed on a national securities exchange in exchange for the Company’s common stock); (ii) a sale, merger or other transaction in which the Company’s stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iii) the sale of all or substantially all of the Company’s assets where the Company’s stockholders either receive, or have the option to receive, cash or other consideration.

The Company has determined that the Special Units are: (i) not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or (ii) redeemable only upon events that are solely within the Company’s control. As a result, the Company classifies the Special Units as noncontrolling interests within permanent equity.

7. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31 (1)	June 30 (1)	September 30 (1)	December 31
2013
Total revenues	$—	$—	$—	$—
Total operating expenses	$—	$—	$128,581	$401,579
Total other income and expenses	$—	$—	$466	$2,017
Expense support from the Advisor	$—	$—	$—	$(306,025)
Net loss	$—	$—	$(129,047)	$(97,571)
Net loss attributable to common stockholders	$—	$—	$(129,047)	$(97,571)
Net loss per common share—basic and diluted	$—	$—	$(1.61)	$(0.34)
Weighted-average shares outstanding	20,000	20,000	80,053	286,897

2012
Total revenues	$—	$—	$—	$—
Total operating expenses	$—	$—	$—	$—
Total other income and expenses	$—	$—	$—	$—
Net loss	$—	$—	$—	$—
Net loss attributable to common stockholders	$—	$—	$—	$—
Net loss per common share—basic and diluted	$—	$—	$—	$—
Weighted-average shares outstanding	—	—	20,000	20,000

(1)	Financial data for the quarters ended March 31, 2012 and June 30, 2012 is not available as the Company was not formed until August 28, 2012. Financial data for the quarter ended September 30, 2012 reflects the period from Inception (August 28, 2012) to September 30, 2012.

9. SUBSEQUENT EVENTS

Status of Offering

As of February 26, 2014, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements for Ohio. Accordingly, the Company is no longer required to have offering proceeds deposited in an escrow account.

As of February 28, 2014, the Company had raised gross proceeds of $9,178,363 from the sale of 941,552 shares of its common stock in its public offering.

Completed Acquisitions

On January 15, 2014, the Company acquired one industrial building totaling approximately 97,000 square feet (the “West Valley Distribution Center”). The West Valley Distribution Center is located in the Seattle / Tacoma market and is 100% leased to four customers with a weighted-average remaining lease term (based on square feet) of 3.8 years. The total purchase price was $7,852,000, exclusive of transfer taxes, due diligence expenses, and other closing costs. The Company funded this acquisition using proceeds from the Offering and borrowings under its line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $157,040 to the Advisor in connection with this acquisition. The allocation of the purchase price for this acquisition has not been completed as of the date of this report and will be based on the Company’s estimate of the fair value determined from all available information. The allocation of the purchase price will be finalized within the measurement period, which will not exceed 12 months from the acquisition date.

Acquisitions Under Contract

Oakesdale Commerce Center. On February 10, 2014, the Company entered into a purchase agreement to acquire one industrial building totaling approximately 43,000 square feet (the “Oakesdale Commerce Center”). The Oakesdale Commerce Center is located in the Seattle / Tacoma market and is 100% leased to two customers with a weighted-average remaining lease term (based on square feet) of 1.2 years. The total purchase price is expected to be $4,000,000, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, the Company deposited $100,000 into an escrow account. Pursuant to the terms of the Advisory Agreement, the Company expects to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of the Oakesdale Commerce Center. The Company plans to fund the acquisition using proceeds from the Offering and debt financing. The acquisition of the Oakesdale Commerce Center is expected to close during the first quarter of 2014, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. If the Company does not close on the acquisition, there are circumstances under which it may forfeit its deposit.

Century Distribution Center. On February 18, 2014, the Company entered into a purchase agreement to acquire a recently completed industrial building totaling approximately 149,500 square feet (the “Century Distribution Center”). The Century Distribution Center is located in Houston, Texas and is 100% leased to one customer with a remaining lease term of 10.1 years. The total purchase price is expected to be $11,500,000, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, the Company deposited $750,000 into an escrow account. Pursuant to the terms of the Advisory Agreement, the Company expects to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of the Century Distribution Center. The Company plans to fund the acquisition using proceeds from the Offering and debt financing. The acquisition of the Century Distribution Center is expected to close during the first quarter of 2014, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. If the Company does not close on the acquisition, there are circumstances under which it may forfeit the deposit it has funded.

Debt

On January 13, 2014, the Company entered into a revolving credit agreement, as amended, with an initial aggregate commitment of $100,000,000. The Company has the ability to expand the commitment up to a maximum aggregate amount of $400,000,000, subject to certain conditions and receiving bank commitments. This line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. This line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of February 28, 2014, the Company had $4,800,000 outstanding under the line of credit with an interest rate of 2.06%; the unused portion was $95,200,000, of which $34,000 was available.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer and Treasurer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this report, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
Dwight L. Merriman III	53	Chief Executive Officer and Director
Evan H. Zucker	48	Chairman and Director
Marshall M. Burton	45	Independent Director
Charles B. Duke	56	Independent Director
Stanley A. Moore	75	Independent Director
Thomas G. McGonagle	54	Chief Financial Officer and Treasurer
Joshua J. Widoff	43	Executive Vice President, Secretary and General Counsel

Dwight L. Merriman III has served as our Chief Executive Officer since January 2013 and as a member of our board of directors since January 2013. Mr. Merriman has also served as the Chief Executive Officer of IIT, as a member of IIT’s board of directors, and as a member of Industrial Income Advisor LLC’s board of managers since March 2010. Mr. Merriman has over 25 years of real estate investment and development experience. Prior to joining the Company, Mr. Merriman served from September 2007 through March 2010 as a Managing Director and the Chief Investment Officer of Stockbridge Capital Group LLC (“Stockbridge”), a real estate investment management company based in San Francisco, California, which has more than $3 billion in real estate under management. While with Stockbridge, Mr. Merriman served as a member of its investment and management committees, and was responsible for coordinating the investment activities of the company. From May 2000 to September 2007, Mr. Merriman was a Managing Director of RREEF Funds (“RREEF”), a real estate investment management company, in charge of RREEF’s development and value-added investment opportunities in North America. While at RREEF, he served on the investment committee and was involved in approving approximately $5 billion in commercial real estate transactions, and he started CalSmart, a $1.2 billion value-added real estate investment fund with the California Public Employees’ Retirement System. Prior to joining RREEF in 2000, Mr. Merriman served for approximately five years as a Managing Director at CarrAmerica Realty Corporation, where he was responsible for the company’s acquisition, development and operations activities in Southern California and Utah. Prior to that, he spent 11 years with the Los Angeles development firm of Overton, Moore & Associates, where he was responsible for developing industrial and office property throughout Southern California. Mr. Merriman received a B.S. in Business Administration from the University of Southern California and an M.B.A. from the Anderson School at the University of California at Los Angeles. Mr. Merriman is a member of the Urban Land Institute.

We believe that Mr. Merriman’s qualifications to serve on our board of directors include his extensive real estate investment and development experience, including specifically his experience serving in leadership positions and on the investment committees of significant real estate investment funds.

Evan H. Zucker serves as the Chairman of our board of directors and has served as a director since January 2013. Mr. Zucker also served as IIT’s President from October 2009 until his election to the board of directors and as Chairman in March 2010. Mr. Zucker is a manager of our Advisor and is a manager of Dividend Capital Total Advisors LLC, the advisor to DPF and is a manager of Industrial Income Advisors LLC, the advisor to IIT. From its inception until October 2006, Mr. Zucker was the Chief Executive Officer, President, Secretary and a director of DCT Industrial Trust (NYSE: DCT), which listed on the NYSE in December 2006. Mr. Zucker is a principal of both Dividend Capital Group LLC and Black Creek Group LLC, a Denver based real estate investment firm which he co-founded in 1993. Mr. Zucker has been active in real estate acquisition, development and redevelopment activities since 1989 and, as of December 31, 2013, with affiliates, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real properties having combined value of approximately $12.7 billion. In 1993, Mr. Zucker co-founded American

Real Estate Investment Corp., which subsequently became Keystone Property Trust (NYSE: KTR), an industrial, office and logistics REIT that was later acquired by ProLogis Trust (NYSE: PLD) in August 2004. Mr. Zucker served as the President and as a director of American Real Estate Investment Corp. from 1993 to 1997 and as a director of Keystone Property Trust from 1997 to 1999. Mr. Zucker graduated from Stanford University with a Bachelor’s Degree in Economics.

We believe that Mr. Zucker’s qualifications to serve on our board of directors are demonstrated by his proven business acumen, including his over 20 years of experience with Black Creek Group LLC as a co-founder of the company, his position as a principal of Dividend Capital Group LLC, and his vast experience as a leader of and advisor to real estate investment companies, including DCT Industrial Trust, DPF and American Real Estate Investment Corp (which subsequently became Keystone Property Trust, NYSE: KTR).

Marshall M. Burton has served as an independent director of our board of directors since March 2013. Mr. Burton also has served as an independent director on the board of directors of IIT since December 2009. Mr. Burton has approximately 20 years of commercial real estate experience, including development, leasing, investment and management. Since March 2011, Mr. Burton has served as Senior Vice President and General Manager of Opus Development Company, L.L.C., an affiliate of The Opus Group, a real estate developer (“Opus”), where he is responsible for managing operations and seeking new development opportunities in Denver, Colorado and in the western region of the U.S. Prior to joining Opus, Mr. Burton founded the Denver office of McWhinney, a real estate development company, in February 2010. As Executive Vice President of McWhinney, Mr. Burton oversaw operations for the commercial development team in the Denver metropolitan area and other strategic locations across the western U.S. Mr. Burton served as the Vice President of Opus Northwest, L.L.C., a full-service real estate developer, from May 2009 through February 2010, and previously served as Vice President from October 2002 through September 2008 and in other capacities beginning in 1996. From September 2008 through June 2009, Mr. Burton served as Executive Vice President of Opus East, L.L.C., an interim position where he was charged with restructuring and winding down operations of Opus East, L.L.C. Opus East, L.L.C. and certain of its subsidiaries voluntarily filed for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2009. Prior to joining Opus in 1996, Mr. Burton was co-founder of Denver Capital Corporation, a multi-bank community lending organization. Mr. Burton is a licensed Colorado Real Estate Broker and active in many civic and real estate associations, including serving as Treasurer and President-elect of the National Association of Industrial and Office Properties and as an executive committee member of the Urban Land Institute. Mr. Burton received his Bachelor of Science in Business Administration from the University of Denver.

We believe that Mr. Burton’s qualifications to serve on our board of directors include his over 16 years of experience overseeing the development, leasing, investment and management of commercial real estate. This experience provides a valuable perspective on the commercial real estate industry.

Charles B. Duke has served as an independent director of our board of directors since March 2013. Mr. Duke also has served as an independent director on the board of directors of DPF since January 2006 and as an independent director on the board of directors of IIT since December 2009. Mr. Duke has been Executive Vice President of IJR, Inc., a manufacturer of printing supplies in Phoenix, Arizona since October 2012. Prior to that, Mr. Duke was founder and has been President and Chief Executive Officer of Legacy Imaging, Inc., a manufacturer of aftermarket printer supplies since 1996. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president and owner of Careyes Corporation, a private bank, registered investment advisor and a member of the FINRA based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems, a global technology leader in the environmental monitoring industry based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved in primarily mergers and acquisitions, financing and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.

Our board of directors has determined that Mr. Duke is the audit committee financial expert. In that role, we believe that Mr. Duke brings a unique perspective to the audit committee, as he is the only audit committee member with investment banking experience. We believe Mr. Duke’s qualifications to serve on our board of directors include his considerable experience in financial matters, including specifically his experience as founder and president of a private bank and as Chief Financial Officer of a significant organization.

Stanley A. Moore has served as an independent director of our board of directors since March 2013. Mr. Moore also has served as an independent director on the board of directors of IIT since February 2011. Mr. Moore is a co-founder, director and the former Chief Executive Officer of Overton Moore Properties (“OMP”), a leading commercial real estate development firm in Los Angeles County that develops, owns and manages office, industrial and mixed-use space. He has served as Chief Executive Officer of OMP since 1975 and as a director since 1972. Since its founding, OMP has developed and/or invested in over 30 million square feet of commercial space in California. Mr. Moore has served as a member of the board of directors of The Macerich Company (NYSE: MAC), a leading owner, operator and developer of major retail properties, since 1994. Mr. Moore is past President of the Southern California Chapter of the National Association of Industrial and Office Parks, and is currently a board member of the Economic Resources Corporation of South Central Los Angeles and the Los Angeles Economic Development Council (“LAEDC”). His many awards and citations include the Humanitarian of the Year awarded to him by the National Conference of Christians and Jews, and Developer of the Year awarded by the LAEDC.

We believe that Mr. Moore’s qualifications to serve on our board of directors include his over 36 years of experience as a Chief Executive Officer of a leading commercial real estate development firm, his expertise in the areas of acquisitions, development and management of commercial real estate, and more specifically, industrial properties, his leadership experience with the National Association of Industrial and Office Parks, and his service on civic and private and public company boards.

Thomas G. McGonagle has served as our Chief Financial Officer and Treasurer since January 2013. Mr. McGonagle has served as the Chief Financial Officer and Treasurer of IIT since March 2010. Prior to joining the Company, Mr. McGonagle consulted for several different corporate clients, including as Chairman of the Board of Directors of Pinnacle Gas Resources, Inc., an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves (formerly listed on Nasdaq: PINN), from March 2009 until the sale of the company in January 2011. From March 2007 to December 2008, Mr. McGonagle was Senior Vice President—Corporate Development at MacDermid, Incorporated, a global, specialty chemical company (formerly listed on NYSE: MRD). Mr. McGonagle was responsible for the marketing and sale of two of MacDermid’s nine global business units, and also was instrumental in the restructuring of a European manufacturing operation. Prior to joining MacDermid, from 2003 until 2006, Mr. McGonagle was Senior Vice President and Chief Financial Officer of Vistar Corporation, at the time a $3 billion food distribution company with 36 distribution and warehouse facilities located throughout the U.S. At Vistar, Mr. McGonagle was responsible for the finance department, including all accounting, reporting, audit, bank, capital markets, and merger and acquisition activities. From 2001 to 2003, Mr. McGonagle was Managing Director and Co-Head of the U.S. Merchant Banking Group at Babcock & Brown LP in New York, which group focused on advising on, and acquiring and developing, large-scale infrastructure assets and projects. From 1987 until joining Babcock & Brown, Mr. McGonagle was a Managing Director of the Financial Sponsors Group of Donaldson, Lufkin & Jenrette / Credit Suisse. In this role, Mr. McGonagle was responsible for initiating and structuring numerous principal investment transactions, debt and equity securities offerings, and mergers and acquisitions across many different industries. From December 2006 until the sale of the company in July 2012, Mr. McGonagle was a director and chairman of the audit committee of Consolidated Container Company LLC, a private $750 million plastic packaging manufacturer with over 50 manufacturing facilities located throughout the U.S. Mr. McGonagle received his B.A. in Economics from Dartmouth College and M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

Joshua J. Widoff serves as our Executive Vice President, Secretary and General Counsel since September 2012. Mr. Widoff also has served as Executive Vice President, Secretary and General Counsel of IIT since December

2013, and served as Senior Vice President, Secretary and General Counsel of IIT from May 2009 to December 2013. Mr. Widoff has served as General Counsel and Secretary of DPF since September 2007, and Executive Vice President of DPF since 2010. He has also served as a Managing Director of Black Creek Group LLC, a Denver based private equity real estate firm, since September 2007, and as Executive Vice President of Dividend Capital Group since 2010. Prior to joining DPF and Black Creek Group LLC in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing, and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities, and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings, and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff currently serves as a Vice-Chair and Commissioner for the Denver Urban Renewal Authority. Mr. Widoff received his undergraduate degree from Trinity University in Texas and his law degree from the University of Colorado School of Law.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all employees of our Advisor, and our officers and directors, including our Chief Executive Officer and our Chief Financial Officer. Additionally, our board of directors has adopted a Code of Ethics for our Chief Executive Officer and our Senior Financial Officers, including our Chief Financial Officer. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers may be found on our website at www.industrialpropertytrust.com. Our board of directors must approve any amendment to or waiver of the Code of Business Conduct and Ethics as well as the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers. We presently intend to disclose amendments and waivers, if any, of the Code of Business Conduct and Ethics or the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

The following table sets forth information regarding compensation to our independent directors during 2013:

Name	Fees Earned or Paid in Cash	Total
Charles B. Duke	$41,250	$41,250
Marshall M. Burton	$37,500	$37,500
Stanley A. Moore	$35,000	$35,000

We pay each of our independent directors $8,750 per quarter plus $2,500 for each board of directors or Committee meeting attended in person or by telephone. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors or of our Board Committees. If a director is also one of our officers, we will not pay additional compensation for services rendered as a director.

We pay the following annual retainers (to be prorated for a partial term) to the Chairpersons of our Board Committees:

•	$10,000 to the Chairperson of our Investment Committee;

•	$7,500 to the Chairperson of our Audit Committee; and

•	$5,000 to the Chairperson of each of our other Committees.

Executive Compensation

Compensation Discussion and Analysis

Because the Advisory Agreement provides that the Advisor will assume principal responsibility for managing our affairs, we have no employees, and our executive officers, in their capacities as such, do not receive compensation from us, nor do they work exclusively on our affairs. In their capacities as officers or employees of the Advisor or its affiliates, they will devote such portion of their time to our affairs as is required for the performance of the duties of the Advisor under the Advisory Agreement. The compensation received by our executive officers is not paid or determined by us, but rather by an affiliate of the Advisor based on all of the services provided by these individuals. See “Certain Relationships and Related Transactions” below for a summary of the fees and expenses payable to the Advisor and other affiliates.

Compensation Committee Report

We do not currently have a compensation committee, however, our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. Our independent directors have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K (“CD&A”) with management. Based on the independent directors’ review of the CD&A and their discussions of the CD&A with management, the independent directors recommended to the board of directors, and the board of directors has approved, that the CD&A be included in this Annual Report on Form 10-K.

INDEPENDENT DIRECTORS:

Marshall M. Burton

Charles B. Duke

Stanley A. Moore

The foregoing report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. None of our independent directors served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2013, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2013, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed. We have not retained any independent compensation consultants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Advisor currently owns 20,000 shares of our common stock. The Sponsor has contributed $1,000 to the Operating Partnership in exchange for 100 Special Units. For so long as the Advisor serves as our advisor, the Advisor may not sell its initial investment in 20,000 shares of our common stock, and the Sponsor may not sell its Special Units.

The following table shows, as of December 31, 2013, the amount of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 17th Street, 17th Floor, Denver, Colorado 80202.

Name of Beneficial Owner (1)	Title	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock
Industrial Property Advisors Group LLC (Sponsor) (2)	—	100 Special Units (3)	N/A
Industrial Property Advisors LLC (Advisor) (2)	—	20,000 shares	5%
Evan H. Zucker (2)	Chairman, Director	51,750 shares	12%
Dwight L. Merriman III	CEO and Director	23,204 shares	6%
Marshall M. Burton	Director	—	*
Charles B. Duke	Director	—	*
Stanley A. Moore	Director	—	*
Thomas G. McGonagle	CFO and Treasurer	8,287 shares	2%
Joshua J. Widoff	SVP, General Counsel and Secretary	2,210 shares	*
Beneficial ownership of common stock by all directors and executive officers as a group	—	105,451 shares	25%

Beneficial Owners of More Than 5% (that are not our directors and executive officers):
Kalel Trust	—	60,101 shares	14%
James R. Mulvihill (2)	—	51,750 shares	12%
John A. Blumberg (2)	—	51,750 shares	12%
Marjory P. Roberts Revocable Trust	—	30,000 shares	7%

*	Less than one percent.
(1)	Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common stock held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Common stock issuable pursuant to options, to the extent such options are exercisable within 60 days, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The Advisor and the Sponsor are presently each directly or indirectly jointly controlled by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates. The amount of shares indicated in the table as being owned by each of Messrs. Blumberg, Mulvihill and Zucker does not include the shares owned by the Advisor.
(3)	Represents Special Units that are entitled to distributions from the Operating Partnership under certain circumstances.

For information regarding our equity incentive plan, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Incentive Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Advisory Agreement

We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership and the Advisor are parties to the Advisory Agreement. The Advisor is presently directly or indirectly majority owned, controlled and/or managed by John A. Blumberg, James R. Mulvihill and Evan H. Zucker, our Chairman of the board of directors, and/or their affiliates.

Under the terms of the Advisory Agreement, the Advisor will use commercially reasonable efforts, subject to the oversight, review and approval of our board of directors, to perform the following:

•	Participate in formulating an investment strategy consistent with achieving our investment objectives;

•	Manage and supervise the offering process as it relates to offerings of our common stock;

•	Research, identify, review and recommend for approval to our board of directors or investment committee, as applicable, real property, debt and other investments and dispositions consistent with our investment policies and objectives;

•	Structure the terms and conditions of transactions pursuant to which acquisitions and dispositions of investments will be made;

•	Actively oversee and manage our investment portfolio for purposes of meeting our investment objectives;

•	Manage our day-to-day affairs, including financial accounting and reporting, investor relations, marketing, informational systems and other administrative services on our behalf;

•	Select joint venture partners, structure corresponding agreements and oversee and monitor these relationships;

•	Arrange for financing and refinancing of our assets; and

•	Recommend various liquidity events to our board of directors when appropriate.

The current term of the Advisory Agreement ends on July 16, 2014, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in such evaluation will be reflected in the minutes of such meeting. The Advisory Agreement may be terminated:

•	Immediately by us for “cause” (as defined in the Advisory Agreement) or upon a material breach of the Advisory Agreement by the Advisor;

•	Without cause or penalty by either the Advisor or a majority of our independent directors, in each case upon 60 days’ written notice to the other party; or

•	With “good reason” (as defined in the Advisory Agreement) by the Advisor upon 60 days’ written notice.

In the event of the termination of the Advisory Agreement, the Advisor will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function. Before selecting a successor advisor, our board of directors must determine that any successor advisor possesses sufficient qualifications to perform the advisory function and to justify the compensation it would receive from us.

Compensation to the Advisor

We pay certain fees to the Advisor and its affiliates in connection with services they provide to us. The Advisor may also, directly or indirectly (including, without limitation, through us or our subsidiaries), receive fees from our joint venture partners and co-owners of our properties (if any) for services provided to them with respect to their proportionate interests in the respective venture or co-ownership arrangement. Fees received from joint venture partners or co-owners of our properties and paid, directly or indirectly (including, without limitation, through us or our subsidiaries), to the Advisor may be more or less than similar fees that we pay to the Advisor pursuant to the Advisory Agreement. In the event the Advisory Agreement is terminated, the Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination. We will not reimburse the Advisor or its affiliates for services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee. See “Note 5” to the consolidated financial statements for detail regarding each of these fees, commissions and other forms of compensation.

Dealer Manager Agreement

We have entered into a dealer manager agreement dated August 13, 2013 (the “Dealer Manager Agreement”) with Dividend Capital Securities LLC (the “Dealer Manager”), in connection with our “best efforts” follow-on offering pursuant to a Registration Statement on Form S-11 (Reg. No. 333-175340). Pursuant to the Dealer Manager Agreement, the Dealer Manager serves as the dealer manager for the Offering which commenced on July 24, 2013. The Dealer Manager is an affiliate of the Sponsor and a member firm of FINRA. The Dealer Manager was organized in December 2001 for the purpose of participating in and facilitating the distribution of securities of Dividend Capital affiliated entities. Under the current dealer manager agreement, the Dealer Manager provides certain sales, promotional and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our prospectus. Pursuant to the agreement, we pay the Dealer Manager a sales commission of up to 7.0% of the gross proceeds raised from the sale of shares in the primary offering, subject to the reduction of the sales commission in certain circumstances, all of which may be reallowed to participating broker dealers who are members of FINRA, and a dealer manager fee of up to 2.5% of the gross proceeds from the sale of shares of our common stock sold in the primary offering. The Dealer Manager may also receive a portion of the organization and offering expense reimbursement amounts (as described in “Note 5” to the consolidated financial statements) for non-accountable expenses and as marketing support fees. Our Dealer Manager is presently directly or indirectly majority owned by Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, our Chairman of the board of directors, and/or their affiliates.

Property Management Agreement

We have entered into a management agreement dated July 16, 2013 (the “Property Management Agreement”), with the Property Manager. We anticipate that the Property Manager may perform certain property management services for us and the Operating Partnership. The Property Manager is an affiliate of the Advisor and was organized in April 2002 to lease and manage real properties acquired by Dividend Capital affiliated entities or other third parties. We will pay the Property Manager a property management fee in an amount equal to a market based percentage of the annual gross revenues of each real property owned by us and managed by the Property Manager. Such fee is expected to range from 2% to 5% of annual gross revenues. In addition, we may pay the Property Manager a separate fee for initially leasing-up our real properties, for leasing vacant space in our real properties and for renewing or extending current leases on our real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2% to 8% of the projected first year’s annual gross revenues of the property); provided, however, that we will only pay a leasing fee to the Property Manager if the Property Manager provides leasing services, directly or indirectly. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant and paid by the tenant. This fee will not exceed 5% of the cost of the tenant improvements. The Property Manager will only provide these services if the provision of the services does not cause any of our income from the applicable real property to be treated as other than rents from real property for purposes of the applicable REIT requirements. To date, we have not paid any fees to the Property Manager. The Property Manager is presently directly or indirectly majority owned, controlled and/or managed by Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, our Chairman of the board of directors, and/or their affiliates.

Compensation to the Advisor and its Affiliates

The table below provides information regarding fees paid to the Dealer Manager, the Advisor and their affiliates in connection with the services they provided to us. The table includes amounts incurred for the year ended December 31, 2013, as well as amounts payable as of December 31, 2013.

	Incurred For the Year Ended December 31, 2013	Payable as of December 31, 2013
Sales commissions — the Dealer Manager	$123,477	$31,500
Dealer manager fees — the Dealer Manager	44,460	11,250
Organiziation and offering costs — the Advisor or its affiliates, including the Dealer Manager	75,748	9,324
Other expenses — the Advisor (1)(2)	41,575	41,575

Total (3)	$285,260	$93,649

(1)	Includes reimbursement for expenses incurred on our behalf in connection with the services provided to us under the Advisory Agreement.
(2)	There were no amounts reimbursed for any portion of the salary and benefits payable to our principal executive officer, Dwight L. Merriman III, and to our principal financial officer, Thomas G. McGonagle, for services provided to us.
(3)	We reimburse the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of our public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in our public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of our cumulative organization and offering expenses to the extent that such cumulative expenses exceeds 2.0% of the gross offering proceeds from the sale of shares in our public offerings, without recourse against or reimbursement by us.

Conflict Resolution Procedures

We are subject to potential conflicts of interest arising out of our relationship with the Advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment opportunities, our anticipated acquisition of assets from affiliates of the Advisor, the terms and conditions on which various transactions might be entered into by us and the Advisor or its affiliates and other situations in which our interests may differ from those of the Advisor or its affiliates.

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

Policies and Procedures for Review of Related Party Transactions

Pursuant to our charter, our independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor and its affiliates is reasonable in relation to the nature and quality of the services performed. Our charter also contains the following requirements relating to Board and independent director approval of transactions between us, on the one hand, and the Advisor or any of its affiliates (each, a “Related Party”), on the other hand:

•	We may purchase or lease an asset from a Related Party if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, finds that the transaction is fair and reasonable to us and at a price no greater than the cost of the asset to the Related Party, unless there is substantial justification for the amount in excess of the cost to the Related Party and such excess is reasonable (as determined by a majority of our board of directors, including a majority of the independent directors);

•	A Related Party may purchase or lease an asset from us if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us;

•	We may not borrow money from a Related Party unless a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, approve the transaction as fair, competitive, and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties; and

•	Other transactions with a Related Party generally require a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, to approve such transaction as fair and reasonable to us and on terms and conditions no less favorable to us than those available from an unaffiliated third party.

Director Independence

We have a total of five directors, three of whom are independent of us, the Advisor and our respective affiliates. Our full board of directors has determined that each of our independent directors is independent within the meaning of the applicable provisions set forth in our charter; requirements set forth in the Exchange Act and the applicable SEC rules; and although our shares are not listed on the NYSE, independence rules set forth in the NYSE Listed Company Manual. Our board applies the NYSE rules governing independence as part of its policy of maintaining strong corporate governance practices.

Our charter defines an “independent director” as a person who has not been, directly or indirectly, associated with the Sponsor or the Advisor within the previous two years by virtue of:

•	Ownership interests in the Sponsor, the Advisor or any of their affiliates (other than shares granted for serving as a director of a real estate investment trust organized by the Sponsor or advised by the Advisor, as permitted below);

•	Employment by the Sponsor, the Advisor or any of their affiliates;

•	Service as an officer or director of the Sponsor, the Advisor or any of their affiliates;

•	Performance of services, other than as a director for us;

•	Service as a director of more than three real estate investment trusts organized by the Sponsor or advised by the Advisor; or

•	Maintenance of a material business or professional relationship with the Sponsor, the Advisor or any of their affiliates.

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors, except for those committees that are required to be composed entirely of independent directors. Members of each committee will be appointed by our board of directors to serve a one year term or until their successors are duly elected and qualify or until their earlier death, resignation, retirement or removal. Our board of directors has established an Investment Committee, an Audit Committee, a Nominating and Corporate Governance Committee and a Conflicts Resolution Committee. Our board of directors may also establish a Compensation Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2013 and the period from Inception (August 28, 2012) to December 31, 2012, we engaged KPMG LLP to provide us with audit services. Services provided included the audit of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Commission, and consultation on financial accounting and reporting matters.

Fees

Total fees billed by KPMG LLP for the year ended December 31, 2013 and for the period from Inception (August 28, 2012) to December 31, 2012 were $155,340 and $38,000, respectively, and consisted of the following:

	For the Year Ended December 31, 2013	For the Period from Inception (August 28, 2012) to December 31, 2012
Audit fees	$155,340	$38,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$155,340	$38,000

The Audit Committee has considered all services provided by KPMG LLP to us and concluded that this involvement is compatible with maintaining the independent registered public accounting firm’s independence.

The Audit Committee is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All fees for services provided by KPMG LLP in 2013 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements—The financial statements are included under Item 8 of this report.

2. Financial Statement Schedule—All other financial statement schedules are not required under the related instructions or because the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Second Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.3	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.4*	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

4.2	Share Redemption Program, dated August 8, 2013. Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.1	Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated August 13, 2013. Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.2	Amended and Restated Escrow Agreement, dated as of August 13, 2013. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.3	Management Agreement, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.4	Advisory Agreement, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.5	Industrial Property Trust Inc. Equity Incentive Plan, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

EXHIBIT NUMBER	DESCRIPTION

10.6	Form of Indemnification Agreement, entered into between Industrial Property Trust Inc. and each of the following persons as of July 16, 2013: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke and Stanley A. Moore. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.7	Expense Support and Conditional Reimbursement Agreement dated October 24, 2013. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2013.

10.8*	First Amendment to the Advisory Agreement, dated as of October 10, 2013.

10.9*	Purchase and Sale Agreement dated August 5, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC.

10.10*	First Amendment to Purchase and Sale Agreement dated September 4, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC.

10.11*	Reinstatement and Second Amendment to Purchase and Sale Agreement dated September 19, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC.

10.12*	Third Amendment to Purchase and Sale Agreement dated November 22, 2013, by and among IIT Acquisitions LLC and IPT West Valley DC LLC.

10.13*	Assignment and Assumption Agreement dated December 18, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC.

21.1*	List of Subsidiaries of Industrial Property Trust Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 7, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 7, 2014.

INDUSTRIAL PROPERTY TRUST INC.

By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Evan H. Zucker and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ EVAN H. ZUCKER Evan H. Zucker	Chairman of the Board and Director	March 7, 2014

/s/ MARSHALL M. BURTON Marshall M. Burton	Director	March 7, 2014

/s/ CHARLES B. DUKE Charles B. Duke	Director	March 7, 2014

/s/ STANLEY A. MOORE Stanley A. Moore	Director	March 7, 2014

/s/ DWIGHT L. MERRIMAN III Dwight L. Merriman III	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2014

/s/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2014

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.