Form 10-Q
period 2014-03-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2014-05-14
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2014, there were 4,480,979 shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investment in real estate properties	$23,789	$-
Cash and cash equivalents	4,525	2,871
Straight-line and tenant receivables	81	-
Prepaid expenses	171	231
Deferred financing costs, net	784	-
Deferred acquisition costs	-	213
Due from affiliates	125	287
Due from transfer agent	2,644	450

Total assets	$32,119	$4,052

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$366	$391
Debt	6,900	-
Intangible lease liabilities	439	-
Due to affiliates	228	75
Dividends payable	152	32
Other liabilities	70	-

Total liabilities	8,155	498
Commitments and contingencies (Note 8)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value—1,500,000 shares authorized, 2,822 and 420 shares issued and outstanding, respectively	28	4
Additional paid-in capital	25,068	3,815
Accumulated deficit	(1,133)	(266)

Total stockholders’ equity	23,963	3,553
Noncontrolling interests	1	1

Total equity	23,964	3,554

Total liabilities and equity	$32,119	$4,052

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Revenues:
Rental revenues	$185	$-

Total revenues	185	-

Operating expenses:
Rental expenses	50	-
Real estate-related depreciation and amortization	112	-
General and administrative expenses	347	-
Organization expenses, related party	17	-
Asset management fees, related party	26	-
Acquisition-related expenses, related party	467	-
Acquisition-related expenses	231	-

Total operating expenses	1,250	-

Other expense:
Interest expense	137	-

Total other expense	137	-

Net expenses before expense support from Advisor	1,387	-

Expense support from Advisor	487	-

Net expenses after expense support from Advisor	900	-

Net loss	(715)	-
Net loss attributable to noncontrolling interests	-	-

Net loss attributable to common stockholders	$(715)	$-

Weighted-average shares outstanding	991	20

Net loss per common share—basic and diluted	$(0.72)	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2013	420	$4	$3,815	$(266)	$1	$3,554
Net loss	-	-	-	(715)	-	(715)
Issuance of common stock	2,402	24	23,953	-	-	23,977
Offering costs	-	-	(2,700)	-	-	(2,700)
Dividends to stockholders	-	-	-	(152)	-	(152)

Balance as of March 31, 2014	2,822	$28	$25,068	$(1,133)	$1	$23,964

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Operating activities:
Net loss	$(715)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate-related depreciation and amortization	112	-
Straight-line rent and amortization of above- and below-market leases	(42)	-
Amortization of loan costs	46	-
Changes in operating assets and liabilities:
Tenant receivables and other assets	(54)	-
Accounts payable and accrued expenses	59	-
Due from affiliates, exclusive of offering costs for issuance of common stock	79	-

Net cash used in operating activities	(515)	-

Investing activities:
Real estate acquisitions	(23,099)	-
Capital expenditures	(90)	-

Net cash used in investing activities	(23,189)	-

Financing activities:
Proceeds from line of credit	11,700	-
Repayments of line of credit	(4,800)	-
Financing costs paid	(830)	-
Proceeds from issuance of common stock	20,498	-
Offering costs for issuance of common stock	(1,181)	-
Cash distributions paid to common stockholders	(29)	-

Net cash provided by financing activities	25,358	-

Net increase in cash and cash equivalents	1,654	-
Cash and cash equivalents, at beginning of period	2,871	201

Cash and cash equivalents, at end of period	$4,525	$201

Supplemental disclosure of cash flow information:
Offering proceeds due from transfer agent	$2,644	$-
Dividends payable	152	-
Financing of directors’ and officers’ insurance	89	-

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 7, 2014.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Recently Issued and Adopted Accounting Standard

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria at which a disposal will qualify as a discontinued operation and requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, the definition of discontinued operations has been changed so that only disposals of components that represent strategic shifts qualify for discontinued operations reporting. As permitted, the Company adopted ASU 2014-08 early, and it became effective for the Company for the quarter ended March 31, 2014. The adoption of this standard did not have an impact on the Company’s results of operations, financial position or liquidity.

2.    ACQUISITIONS

The Company acquired 100% of the following properties during the three months ended March 31, 2014:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
West Valley Distribution Center	1/15/2014	1	$3,051	$4,241	$657	$85	$(182)	$7,852
Century Distribution Center	3/17/2014	1	2,854	8,102	824	-	(268)	11,512
Oakesdale Commerce Center	3/28/2014	1	1,483	2,214	304	-	-	4,001

Total acquisitions		3	$7,388	$14,557	$1,785	$85	$(450)	$23,365

(1)	Total purchase price equals consideration paid. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information at the time of acquisition and, therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.

Intangible lease assets and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, were as follows:

Property	Intangibles, net
(years)
West Valley Distribution Center	3.8
Century Distribution Center	10.0
Oakesdale Commerce Center	3.0

Pro Forma Financial Information (Unaudited)

The table below includes the following: (i) actual revenues and net income (loss) of the 2014 acquisitions (described above) included in the Company’s consolidated statements of operations for the three months ended March 31, 2014 and (ii) pro forma revenues and net income (loss) of the 2014 acquisitions, as if the date of each acquisition had been January 1, 2013. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Actual:
Total revenues	$185	$-

Net loss	$(164)	$-

Pro forma:
Total revenues (1)	$474	$474

Net income (loss) (2)	$62	$(622)

(1)	The pro forma total revenues were adjusted to include incremental revenue of $289,000 and $474,000 for the three months ended March 31, 2014 and 2013, respectively. The incremental rental revenue was determined based on the acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue.

(2)	The pro forma net loss was adjusted to exclude acquisition-related expenses of $698,000 for the three months ended March 31, 2014. For the three months ended March 31, 2013, the pro forma net loss was adjusted to include acquisition-related expenses of $698,000 relating to the 2014 acquisitions, as if these expenses had been incurred as of January 1, 2013.

3.    INVESTMENT IN REAL ESTATE PROPERTIES

As of March 31, 2014, the Company’s portfolio consisted of three industrial buildings totaling approximately 290,000 square feet. As of December 31, 2013, the Company did not own any properties.

(in thousands)	March 31, 2014	December 31, 2013
Land	$7,388	$-
Building and improvements	14,647	-
Intangible lease assets	1,870	-

Investment in real estate properties	23,905	-
Less accumulated depreciation and amortization	(116)	-

Net investment in real estate properties	$23,789	$-

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	March 31, 2014			December 31, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$1,785	$(53)	$1,732	$-	$-	$-
Above-market lease assets	85	(4)	81	-	-	-
Below-market lease liabilities	(450)	11	(439)	-	-	-

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of March 31, 2014, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2014	$343	$14	$(59)
2015	273	18	(68)
2016	244	18	(64)
2017	241	18	(64)
2018	172	13	(45)
Thereafter	459	-	(139)

Total	$1,732	$81	$(439)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of March 31, 2014, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2014	$1,560
2015	1,443
2016	1,442
2017	1,458
2018	1,199
Thereafter	3,987

Total	$11,089

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities and real-estate related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$35	$-
Above-market lease amortization	(4)	-
Below-market lease amortization	11	-
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$59	$-
Intangible lease asset amortization	53	-

4.    DEBT

In January 2014, the Company entered into a revolving credit agreement, as amended, with an initial aggregate commitment of $100.0 million. The Company has the ability to expand the commitment up to a maximum aggregate amount of $400.0 million, subject to certain conditions and receiving bank commitments. The line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of March 31, 2014, the Company had $6.9 million outstanding under the line of credit with an interest rate of 2.06%; the unused portion was $93.1 million, of which $6.9 million was available.

The Company’s line of credit contains various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of March 31, 2014.

5.    FAIR VALUE

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. Fair value measurements are categorized into one of three levels of the fair value hierarchy based on the lowest level of significant input used. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates may differ from the actual amounts that the Company could realize upon settlement.

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The table below includes the fair value for the Company’s financial instrument for which it is practicable to estimate fair value. The carrying value and fair value of the line of credit was as follows:

	March 31, 2014		December 31, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$6,900	$6,900	$-	$-

The following are the methods and assumptions used to estimate the fair value:

Line of Credit. The fair value of the line of credit is estimated using discounted cash flow methods based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

The fair values of cash and cash equivalents, tenant receivables, due from affiliates, accounts payable, and distributions payable approximate their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

6.    STOCKHOLDERS’ EQUITY

Initial Public Offering

On September 27, 2012, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $2.0 billion in shares of common stock (the “Offering”). The registration statement was subsequently declared effective on July 24, 2013. Pursuant to the registration statement for the Offering, the Company is offering for sale up to $1.5 billion in shares of common stock at a price of $10.00 per share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end no later than two years after the effective date of the Offering, or July 24, 2015, unless extended for up to an additional one and a half year period by the Company’s board of directors, subject to applicable regulatory requirements.

As of March 31, 2014, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements for the Offering with respect to all states other than Pennsylvania. The Company will not accept subscriptions from Pennsylvania residents until the Company has received at least $50.0 million in aggregate gross proceeds from investors in the Offering who are not Pennsylvania residents. As of March 31, 2014, the Company had raised gross proceeds of $28.0 million from the sale of 2.8 million shares of its common stock in the Offering, including shares issued under the Company’s distribution reinvestment plan.

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

Cash Distributions. The following table summarizes the Company’s distribution activity:

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2014
March 31	April 15, 2014	$0.11250	$73	$38	$111

Total			$73	$38	$111

2013
December 31	January 15, 2014	$0.11250	$29	$3	$32
September 30 (1)	December 20, 2013	0.11250	7	-	7

Total			$36	$3	$39

(1)	Cash distributions were authorized to all common stockholders of record as of the close of business on each day commencing on the date that the Company met the minimum offering requirements in connection with the Offering and ending on the last day of the quarter in which the minimum offering requirements were met (the “Initial Quarter”). Accordingly, the Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

Stock Dividends. For the first quarter of 2014, the total stock dividends included approximately 4,100 shares (which is equal to approximately $41,000 based on the $10.00 per share Offering price). The shares were issued on April 1, 2014.

Redemptions

As of March 31, 2014, the Company had not received any eligible redemption requests nor redeemed any shares of its common stock.

7.    RELATED PARTY TRANSACTIONS

The Company relies on Industrial Property Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of an advisory agreement (the “Advisory Agreement”), dated July 16, 2013, by and among the Company, Industrial Property Operating Partnership LP (the “Operating Partnership”), and the Advisor, as amended. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services in connection with the Offering. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements incurred for the three months ended March 31, 2014 and 2013:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 7.0% of the gross proceeds from the Offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager and are equal to up to 2.5% of the gross proceeds from the Offering.

Acquisition Fees. For each real property acquired in the operational stage, the acquisition fee is an amount equal to up to 2.0% of the total purchase price of the property (or the Company’s proportional interest therein), until such time as the Company has invested an aggregate amount of $500.0 million in properties acquired, at which time the acquisition fee will be reduced to 1.0% of the total purchase price of the properties acquired thereafter (or the Company’s proportional interest therein), including in all instances real property held in joint ventures or co-ownership arrangements.

Asset Management Fees. Asset management fees consist of a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real estate property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP).

Organization and Offering Expenses. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed the 2.0% organization and offering expense reimbursement for the Company’s public offerings, without recourse against or reimbursement by the Company. Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company is not successful in raising additional amounts of offering proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering costs are recorded as a reduction of gross offering proceeds in additional paid-in capital.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor, the Dealer Manager, and the Property Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended March 31,		Payable as of
			March 31, 2014	December 31, 2013
(in thousands)	2014	2013
Expensed:
Organization costs (1)	$17	$-	$-	$9
Acquisition fees	467	-	-	-
Asset management fees	26	-	26	-
Other expense reimbursements	14	-	21	42

Total	$524	$-	$47	$51

Additional Paid-In Capital:
Sales commissions	$1,640	$-	$68	$32
Dealer manager fees	598	-	156	11
Offering costs (1)	462	-	57	-

Total	$2,700	$-	$281	$43

(1)

As of March 31, 2014, the Advisor had incurred $3.3 million of offering costs and $93,000 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of March 31, 2014, the Company had reimbursed the Advisor $405,000 related to offering costs and $93,000 related to organization costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

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

In addition, during the term of the Expense Support Agreement, the Advisor, in its sole discretion, may elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. If, in any quarter, the Advisor elects to fund an expense support payment equal to the difference between the CDFFO and the Baseline Distributions less any deferred asset management fees for that quarter, then the Company, the Advisor, and the Operating Partnership will enter into a separate quarterly agreement for the provision of expense support with respect to such quarter.

Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Expense Support Agreement; provided, that, the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO exceeds the Baseline Distributions for that quarter, the Expense Support Agreement requires that the Company reimburse the Advisor in an amount equal to the lesser of (i) the difference between the CDFFO and the Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. The Company’s obligation to reimburse the Advisor is non-interest bearing.

During the term of the Expense Support Agreement, the Company may use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay asset management fees or expenses. Although the Expense Support Agreement has an effective term through September 30, 2014, the Expense Support Agreement may be terminated prior thereto without cause or penalty by either the Advisor or a majority of the Company’s independent directors, in each case upon 60 days’ written notice to the other party. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by the Company of notice to the Advisor of the Company’s intention to terminate or not renew the Advisory Agreement or (iii) the Company’s completion of a liquidity event. When the Expense Support Agreement terminates, the Advisor will not have an obligation to defer fees in order to support the Company’s distributions. Notwithstanding the foregoing, amounts deferred or reimbursed pursuant to the Expense Support Agreement will survive any termination or expiration and remain subject to the reimbursement terms described above without modification or acceleration.

The table below provides information regarding expense support payment obligations incurred by the Advisor pursuant to the Expense Support Agreement.

(in thousands)	For the Three Months Ended March 31, 2014
Asset management fees	$26
Other expense support	461

Total expense support from the Advisor (1)	$487

(1)	As of March 31, 2014, approximately $223,000 related to expense support to be reimbursed by the Advisor, and was recorded as due from affiliates on the condensed consolidated balance sheets.

8.    COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2014.

9.    SUBSEQUENT EVENTS

Status of Offering

As of May 7, 2014, the Company had raised gross proceeds of $44.5 million from the sale of 4.5 million shares of its common stock in its public offering, including shares issued under the Company’s distribution reinvestment plan.

Completed Acquisition

On May 9, 2014, the Company acquired one industrial building totaling approximately 41,000 square feet (the “Medley Distribution Center”). The Medley Distribution Center is located in the South Florida market and is 100% leased to one customer with a remaining lease term (based on square feet) of 3.0 years. The total purchase price was $4.1 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. The Company funded this acquisition with proceeds from the Offering. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $81,200 to the Advisor in connection with this acquisition. The allocation of the purchase price for this acquisition has not been completed as of the date of this report and will be based on the Company’s estimate of the fair value determined from all available information. The allocation of the purchase price will be finalized within the measurement period, which will not exceed 12 months from the acquisition date.

Acquisitions Under Contract

On May 13, 2014, the Company entered into a purchase agreement to acquire one industrial building totaling approximately 247,000 square feet (the “Rialto Distribution Center”). The Rialto Distribution Center is located in the Southern California market and is 100% leased to one customer with a remaining lease term (based on square feet) of 7.7 years. The total purchase price is expected to be $20.0 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, the

Company will deposit $1.0 million into an escrow account. Pursuant to the terms of the Advisory Agreement, the Company expects to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of the Rialto Distribution Center. The Company plans to fund the acquisition using proceeds from the Offering and debt financing. The acquisition of the Rialto Distribution Center is expected to close during the second quarter of 2014, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. If the Company does not close on the acquisition, there are circumstances under which it may forfeit its deposit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we,” “our,” or “us” refer to Industrial Property Trust Inc. and its consolidated subsidiaries. The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise proceeds in our initial public offering and effectively deploy the proceeds raised in our initial public offering in accordance with our investment strategy and objectives;

•	The failure of acquisitions to perform as we expect;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to qualify as a REIT.

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

OVERVIEW

General

Industrial Property Trust Inc. was formed on August 28, 2012 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year that ended on December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On September 6, 2013, we broke escrow for the Offering, and effectively commenced operations. As of March 31, 2014, we had raised gross proceeds of $28.0 million from the sale of 2.8 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for information concerning the initial public offering.

As of March 31, 2014, we owned a portfolio that included three industrial buildings totaling approximately 290,000 square feet with seven customers in the Seattle/Tacoma and Houston markets and a weighted-average remaining lease term (based on square feet) of 6.8 years. Our portfolio was 100% occupied as of March 31, 2014.

We have used, and we intend to continue to use, the net proceeds from the Offering primarily to make investments in real estate assets. We may use the net proceeds from the Offering to make other real estate-related investments and debt investments and to pay distributions. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in our public offering, and other circumstances existing at the time we make our investments.

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

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of March 31, 2014, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 21.5%.

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show prospects for improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) positive growth in U.S. gross domestic product (“GDP”) over the past 12 quarters; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) positive net absorption in our targeted markets (the net change in total occupied industrial space); and (v) strong fundamental trends in both population and employment growth.

While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population will help drive consumer spending leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 8% compounded annual growth rate over the past five years. The resurgence in export/import levels has generated increased demand for industrial space in key U.S. logistic markets resulting in 16 consecutive quarters of positive net absorption and providing strong prospects for rent growth over the next several years.

Since the recession, the volume of mortgage lending for commercial real estate and unsecured credit for REITs has increased and lending terms have improved; however, lending criteria may become more stringent, which may affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans; unsecured or secured lines of credit or term loans; private placement or public bond issuances; and assuming existing mortgage loans in connection with certain property acquisitions, or any combination of the foregoing.

RESULTS OF OPERATIONS

Summary of 2014 Activities

During the three months ended March 31, 2014, we completed the following activities:

•	We raised $24.0 million of gross equity capital from the Offering.

•

We acquired three buildings comprising approximately 290,000 square feet for an aggregate total purchase price of approximately $23.4 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from our public offering and borrowings under our line of credit.

•

We entered into a $100.0 million revolving credit agreement, as amended, with the ability to expand the commitment up to a maximum aggregate amount of $400.0 million, subject to certain conditions. The revolving credit agreement matures in January 2017.

•	As of March 31, 2014, our portfolio was 100% occupied.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three months ended March 31, 2014 and 2013 are not directly comparable, nor are our results of operations for the three months ended March 31, 2014 and 2013 indicative of those expected in future periods. We believe that our revenues and operating expenses will continue to increase in future periods as a result of continued growth in our current portfolio and as a result of the additive effect of anticipated future acquisitions of industrial properties.

Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table summarizes the changes in our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Same store information is not provided due to the fact that all three buildings were acquired during 2014, and therefore, there is less than a full quarter of results for the quarter ended March 31, 2014.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013	Change
Total revenues	$185	$-	$185
Total rental expenses	50	-	50

Total net operating income	135	-	135

Real estate-related depreciation and amortization	(112)	-	(112)
General and administrative expenses	(347)	-	(347)
Organization expenses, related party	(17)	-	(17)
Asset management fees, related party	(26)	-	(26)
Acquisition-related expenses, related party	(467)	-	(467)
Acquisition-related expenses	(231)	-	(231)
Interest expense	(137)	-	(137)
Expense support from Advisor	487	-	487

Total other	(850)	-	(850)
Net loss	(715)	-	(715)
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(715)	$-	$(715)

Weighted-average shares outstanding	991	20	971

Net loss per common share - basic and diluted	$(0.72)	$-	$(0.72)

Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market rent lease assets and liabilities, and customer reimbursement revenue. Total rental revenues increased for the three months ended March 31, 2014, as compared to the same period in 2013, due to our acquisition activity during the first quarter of 2014.

Rental expenses include certain expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased for the three months ended March 31, 2014, as compared to the same period in 2013, due to our acquisition activity during the first quarter of 2014.

In addition, our results of operations for the three months ended March 31, 2014 included the following, which were all due to our initial acquisition activity during the first quarter of 2014:

•	acquisition-related expenses, real estate-related depreciation and amortization expense, and asset management fees;

•

general and administrative expenses for the three months ended March 31, 2014 that primarily consisted of: (i) accounting and legal expenses incurred; (ii) expenses related to directors’ and officers’ insurance; and (iii) compensation paid to our independent directors;

•	interest expense primarily due to the net borrowings of $6.9 million under the line of credit with an interest rate of 2.06% as of March 31, 2014; and

•	interest expense support from the Advisor pursuant to the Expense Support Agreement.

We had no results of operations for the three months ended March 31, 2013.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended March 31, 2014, NOI was $135,000. For the three months ended March 31, 2013, there was no NOI. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the three months ended March 31, 2014.

Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)

We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, and also excludes non-recurring acquisition-related costs (including acquisition fees paid to the Advisor) and non-recurring organization costs, each of which are characterized as expenses in determining net loss under GAAP. Organization costs are excluded as they are paid in cash and relate to one-time costs paid in conjunction with the organization of the Company. The purchase of operating properties is a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, all paid and accrued acquisition-related costs negatively impact our operating performance and cash flows from operating activities during the period in which properties are acquired. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

MFFO. As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization, but includes organization costs. Similar to Company-defined FFO, MFFO excludes acquisition-related costs. MFFO also excludes straight-line rent and amortization of above- and below-market leases. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.

We are currently in the acquisition phase of our life cycle. Management does not include historical acquisition-related expenses in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. In addition, management does not include one-time organization costs as those costs are also not expected to be incurred now that we have commenced operations. We use Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe Company-defined FFO and MFFO facilitate a comparison to other REITs that are not engaged in significant acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Three Months Ended March 31,		For the Period From Inception (August 28, 2012) to March 31, 2014
(in thousands, except per share data)	2014	2013
Net loss	$(715)	$-	$(942)

Net loss per common share	$(0.72)	$-	$(4.01)

Reconciliation of net loss to FFO:
Net loss	$(715)	$-	$(942)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	112	-	112

FFO	$(603)	$-	$(830)

FFO per common share	$(0.61)	$-	$(3.53)

Reconciliation of FFO to Company-defined FFO:
FFO	$(603)	$-	$(830)
Add (deduct) Company-defined adjustments:
Acquisition costs	698	-	761
Organization costs	17	-	93

Company-defined FFO	$112	$-	$24

Company-defined FFO per common share	$0.11	$-	$0.10

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$112	$-	$24
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(42)	-	(42)
Organization costs	(17)	-	(93)

MFFO	$53	$-	$(111)

MFFO per common share	$0.05	$-	$(0.47)

Weighted-average shares outstanding	991	20	235

We believe that: (i) our FFO loss of $603,000, or $0.61 per share, as compared to the cash distributions declared in the amount of $111,000, or $0.1125 per share, each for the three months ended March 31, 2014 and (ii) our FFO loss of $830,000, or $3.53 per share, as compared to the cash distributions declared of $150,000, or $0.3375 per share, each for the period from Inception (August 28, 2012) to March 31, 2014, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Cash Distributions” below for details concerning our cash distributions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are net proceeds from the Offering, including proceeds from the of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor, and cash generated from operating activities. Our principal uses of funds are and will continue to be for the acquisition of properties and other investments, capital expenditures, operating expenses, distributions to our stockholders, and payments under our debt obligations. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

We believe that our cash on-hand, anticipated offering proceeds, proceeds from our line of credit, and other anticipated financing activities will be sufficient to meet our anticipated future acquisition, operating, distribution, and debt service requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Total cash provided by (used in):
Operating activities	$(515)	$-
Investing activities	(23,189)	-
Financing activities	25,358	-

Net increase in cash	$1,654	$-

Cash used in operating activities during the three months ended March 31, 2014 was $0.5 million, which primarily related to acquisition-related expenses, rental expenses, and general and administrative expenses as a result of owning and managing the three buildings acquired during the first quarter of 2014.

Cash used in investing activities during the three months ended March 31, 2014 was $23.2 million, which related to acquisition activity during the first quarter of 2014.

Cash provided by financing activities during the three months ended March 31, 2014 was $25.4 million, which related to net proceeds raised from our public offering, as well as to net borrowings under the line of credit during the first quarter of 2014.

Capital Resources and Uses of Liquidity

In addition to the cash and cash equivalent balance available, our capital resources and uses of liquidity are as follows:

Line of Credit. In January 2014, we entered into a revolving credit agreement, as amended, with an initial aggregate commitment of $100.0 million. We have the ability to expand the commitment up to a maximum aggregate amount of $400.0 million, subject to certain conditions and receiving bank commitments. This line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. This line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of March 31, 2014, we had $6.9 million outstanding under the line of credit with an interest rate of 2.06%; the unused portion was $93.1 million, of which $6.9 million was available.

Offering Proceeds. As of March 31, 2014, the amount of aggregate gross proceeds raised from our Offering was $28.0 million ($25.1 million net of direct selling costs).

Cash Distributions. We intend to accrue and make cash distributions on a quarterly basis. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and interest income from our cash balances. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized daily cash distributions at a quarterly rate of $0.1125 per share of common stock for the Initial Quarter and fourth quarter of 2013 and the first and second quarters of 2014. See “Note 6 to the Condensed Consolidated Financial Statements” for additional information.

There can be no assurances that the current cash distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay cash distributions, which if insufficient could negatively impact our ability to pay cash distributions. See “Note 7 to the Condensed Consolidated Financial Statements” for further detail regarding the expense support and conditional reimbursement agreement among us, the Operating Partnership and the Advisor.

The following table outlines sources used to pay cash distributions for the periods indicated below:

	Source of Cash Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2014
March 31	$-	-%	$73	66%	$38	34%	$111

Total	$-	-%	$73	66%	$38	34%	$111

2013
December 31	$-	-%	$29	91%	$3	9%	$32
September 30 (4)	-	-	7	100	-	-	7

Total	$-	-%	$36	92%	$3	8%	$39

(1)	For the quarter ended March 31, 2014 and December 31, 2013, the Advisor provided expense support of $487,000 and $306,000, respectively.

(2)	For the quarter ended March 31, 2014, all cash distributions provided by financing activities were funded from debt financings. For the Initial Quarter and the quarter ended December 31, 2013, all cash distributions provided by financing activities were funded through net proceeds from primary shares sold in the Offering.

(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(4)	The Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

Refer to “Note 6 to the Condensed Consolidated Financial Statements” for further detail on distributions.

SUBSEQUENT EVENTS

Status of Offering

As of May 7, 2014, we had raised gross proceeds of $44.5 million from the sale of 4.5 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan.

Completed Acquisition

On May 9, 2014, we acquired one industrial building totaling approximately 41,000 square feet (the “Medley Distribution Center”). The Medley Distribution Center is located in the South Florida market and is 100% leased to one customer with a remaining lease term (based on square feet) of 3.0 years. The total purchase price was $4.1 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded this acquisition with proceeds from the Offering. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $81,200 to the Advisor in connection with this acquisition.

Acquisitions Under Contract

On May 13, 2014, we entered into a purchase agreement to acquire one industrial building totaling approximately 247,000 square feet (the “Rialto Distribution Center”). The Rialto Distribution Center is located in the Southern California market and is 100% leased to one customer with a remaining lease term (based on square feet) of 7.7 years. The total purchase price is expected to be $20.0 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, we will deposit $1.0 million into an escrow account. Pursuant to the terms of the Advisory Agreement, we expect to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of the Rialto Distribution Center. We plan to fund the acquisition using proceeds from the Offering and debt financing. The acquisition of the Rialto Distribution Center is expected to close during the second quarter of 2014, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to our completion of due diligence and various closing conditions to be met by the parties. If we do not close on the acquisition, there are circumstances under which we may forfeit our deposit.

CONTRACTUAL OBLIGATIONS

See “Note 4 to the Condensed Consolidated Financial Statements” related to our borrowings under our line of credit as of March 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria at which a disposal will qualify as a discontinued operation and requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, the definition of discontinued operations has been changed so that only disposals of components that represent strategic shifts qualify for discontinued operations reporting. As permitted, we adopted ASU 2014-08 early, and it became effective for us for the quarter ended March 31, 2014. The adoption of this standard did not have an impact on our results of operations, financial position or liquidity.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. As of March 31, 2014, our critical accounting estimates have not changed from those described in our 2013 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2014, our debt instruments were comprised of borrowings under our line of credit.

Variable Interest Rate Debt. As of March 31, 2014, our consolidated variable interest rate debt consisted of borrowings under our line of credit, which represented 100% of our total consolidated debt. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of March 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $6.9 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2014, would change our annual interest expense by approximately $1,000.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2013 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risk described in our 2013 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the revised risk factor set forth below, there have been no material changes to the risk factors disclosed in our 2013 Form 10-K.

RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES

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

In addition, Dividend Capital Diversified Property Fund Inc. (“DPF”) has priority over us and Industrial Income Trust Inc. (“IIT”) (collectively, “IPT/IIT”) for all other (non-industrial) real estate or debt investment opportunities until such time as it is no longer engaged in a public offering and all of the proceeds from its public offerings have been fully invested. Further, in recognition of the fact that DPF also desires to acquire industrial properties and has a separate day-to-day asset acquisition team, the Sponsor and the Advisor have agreed, subject to changes approved or required by our Conflicts Resolution Committee, that (1) if an industrial property opportunity is a widely-marketed, brokered transaction, DPF, on the one hand, and IPT/IIT, on the other hand, may simultaneously and independently pursue such transaction, and (2) if an industrial property opportunity is not a widely-marketed, brokered transaction, then, as between DPF, on the one hand, and IPT/IIT, on the other hand, the management team and employees of each company generally are free to pursue any such industrial property opportunity at any time, subject to certain allocations if non-widely-marketed transactions are first sourced by certain shared employees, managers or directors. As between us and IIT, the Sponsor will consider the allocation factors (described in the prospectus for our initial public offering under the caption, “Conflicts of Interest—Conflict Resolution Procedures”) and if an opportunity is equally suitable for us and IIT, then the Advisor will utilize a reasonable allocation method.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On July 24, 2013, our Registration Statement on Forms S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering is currently expected to terminate on July 24, 2015, unless extended by our board of directors for up to an additional one and a half years, subject to applicable regulatory requirements.

As of March 31, 2014, we had raised gross offering proceeds from the Offering of $28.0 million. The table below summarizes the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to March 31, 2014
Sales commissions (1)	$1,763
Dealer manager fees (1)	643
Offering costs (2)	462

Total direct selling costs	$2,868

Offering proceeds, net of direct selling costs	$25,096

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager, and a substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.

(2)	As of March 31, 2014, the Advisor had incurred $3.3 million of offering costs, all of which were paid directly by the Advisor on behalf of the Company. The Company has reimbursed the Advisor for $405,000 of offering costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

As of March 31, 2014, we had acquired three industrial buildings totaling approximately 290,000 square feet for an aggregate total purchase price of approximately $23.4 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. As of March 31, 2014, we had paid $294,000 in acquisition-related expenses.

Refer to “Note 7 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

As noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Uses of Liquidity—Cash Distributions,” we used $36,000 of net proceeds from primary shares sold in the Offering to fund distributions for the Initial Quarter and for the quarter ended December 31, 2013.

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

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of Operating Partnership Units (“OP Units”) who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the share redemption plan) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the share redemption plan) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption plan. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined in the share redemption plan) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all the terms and conditions.

As of March 31, 2014, we had not received any eligible redemption requests nor redeemed any shares of our common stock.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

May 14, 2014	By:	/s/ Dwight L. Merriman III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

May 14, 2014	By:	/s/ Thomas G. McGonagle
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 on to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.2	Share Redemption Program, dated August 8, 2013. Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.1	Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of March 5, 2014. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.2	Credit Agreement, dated as of January 13, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Bookrunner and Co-Lead Arranger; and Wells Fargo Securities, LLC, as Co-Bookrunner and Co-Lead Arranger. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2014.

10.3	Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2014

10.4	Amendment to Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.5	Purchase and Sale Agreement, dated February 10, 2014, by and between Paula Begoun Investments, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.17 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.6	Amended and Restated Credit Agreement, dated as of February 14, 2014, among Industrial Property Operating Partnership LP; the lenders party hereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Lead Arranger and Joint Bookrunner; and Wells Fargo Securities, LLC, as Co-Lead Arranger and Joint Bookrunner; Keybank national Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.18 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.7	Purchase and Sale Agreement, dated as of February 18, 2014, by and between CPDC III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.19 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 14, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.