Form 10-Q
period 2014-06-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2014-08-12
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, there were 10,636,696 shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except per share data)	2014	2013
	(unaudited)
ASSETS
Net investment in real estate properties	$66,686	$—
Cash and cash equivalents	2,570	2,871
Straight-line and tenant receivables	87	—
Deferred financing costs, net	721	—
Deferred acquisition costs	—	213
Due from affiliates	247	287
Due from transfer agent	861	450
Other assets	92	231

Total assets	$71,264	$4,052

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$608	$391
Debt	4,000	—
Due to affiliates	63	75
Dividends payable	774	32
Intangible lease liabilities, net	1,513	—
Other liabilities	171	—

Total liabilities	7,129	498
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,500,000 shares authorized, 7,561 and 420 shares issued and outstanding, respectively	75	4
Additional paid-in capital	66,985	3,815
Accumulated deficit	(2,926)	(266)

Total stockholders’ equity	64,134	3,553
Noncontrolling interests	1	1

Total equity	64,135	3,554

Total liabilities and equity	$71,264	$4,052

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenues:
Rental revenues	$690	$—	$875	$—

Total revenues	690	—	875	—

Operating expenses:
Rental expenses	183	—	233	—
Real estate-related depreciation and amortization	328	—	440	—
General and administrative expenses	579	—	926	—
Organization expenses, related party	—	—	17	—
Asset management fees, related party	78	—	104	—
Acquisition-related expenses, related party	842	—	1,309	—
Acquisition-related expenses	407	—	638	—

Total operating expenses	2,417	—	3,667	—
Operating loss	(1,727)	—	(2,792)	—
Other expense:
Interest expense	162	—	299	—

Total other expense	162	—	299	—
Net expenses before expense support from Advisor	2,579	—	3,966	—
Expense support from Advisor	870	—	1,357	—

Net expenses after expense support from Advisor	1,709	—	2,609	—

Net loss	(1,019)	—	(1,734)	—
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(1,019)	$—	$(1,734)	$—

Weighted-average shares outstanding	4,946	20	2,976	20

Net loss per common share - basic and diluted	$(0.21)	$—	$(0.58)	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2013	420	$4	$3,815	$(266)	$1	$3,554
Net loss	—	—	—	(1,734)	—	(1,734)
Issuance of common stock	7,141	71	71,104	—	—	71,175
Share-based compensation	—	—	150	—	—	150
Offering costs	—	—	(8,084)	—	—	(8,084)
Dividends to stockholders	—	—	—	(926)	—	(926)

Balance as of June 30, 2014	7,561	$75	$66,985	$(2,926)	$1	$64,135

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(1,734)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate-related depreciation and amortization	440	—
Straight-line rent and amortization of above- and below-market leases	(97)	—
Share-based compensation	150	—
Amortization of loan costs	117	—
Changes in operating assets and liabilities:
Tenant receivables and other assets	(38)	—
Accounts payable and accrued expenses and other liabilities	336	—

Net cash used in operating activities	(826)	—

Investing activities:
Real estate acquisitions	(65,059)	—
Capital expenditures	(100)	—

Net cash used in investing activities	(65,159)	—

Financing activities:
Proceeds from line of credit	15,700	—
Repayments of line of credit	(11,700)	—
Financing costs paid	(839)	—
Proceeds from issuance of common stock	67,447	—
Offering costs for issuance of common stock	(4,822)	—
Cash distributions paid to common stockholders	(102)	—

Net cash provided by financing activities	65,684	—

Net decrease in cash and cash equivalents	(301)	—
Cash and cash equivalents, at beginning of period	2,871	201

Cash and cash equivalents, at end of period	$2,570	$201

Supplemental disclosure of cash flow information:
Offering proceeds due from transfer agent	$861	$—
Dividends payable	774	—
Stock dividends issued	41	—
Distributions reinvested in common stock	41	—
Financing of directors’ and officers’ insurance	178	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 7, 2014 (“2013 Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Recent Accounting Standards

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance specifically excludes revenue derived from lease contracts from its scope. The standard will be effective for the Company in the first quarter of fiscal year 2017. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

2.	ACQUISITIONS

The Company acquired 100% of the following properties during the six months ended June 30, 2014:

					Intangibles
						Above-	Below-
		Number			Intangible	Market	Market	Total
	Acquisition	of			Lease	Lease	Lease	Purchase
($ in thousands)	Date	Buildings	Land	Building	Assets	Assets	Liabilities	Price (1)
West Valley Distribution Center	1/15/2014	1	$3,051	$4,241	$657	$85	$(182)	$7,852
Century Distribution Center	3/17/2014	1	2,854	8,102	824	—	(268)	11,512
Oakesdale Commerce Center	3/28/2014	1	1,483	2,214	304	—	—	4,001
Medley Distribution Center	5/9/2014	1	1,090	2,601	423	—	(54)	4,060
Rialto Distribution Center	6/6/2014	1	6,575	12,965	1,363	—	(953)	19,950
Palm Beach Commerce Center	6/20/2014	1	1,425	4,955	820	—	—	7,200
Windham Industrial Center	6/30/2014	1	2,808	7,493	696	—	(97)	10,900

Total acquisitions		7	$19,286	$42,571	$5,087	$85	$(1,554)	$65,475

(1)	Total purchase price equals consideration paid. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information at the time of acquisition and, therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.

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

Property	Intangibles, net
(years)
West Valley Distribution Center	3.8
Century Distribution Center	10.0
Oakesdale Commerce Center	3.0
Medley Distribution Center	3.0
Rialto Distribution Center	7.7
Palm Beach Commerce Center	9.1
Windham Industrial Center	2.2

Pro Forma Financial Information (Unaudited)

The table below includes the following: (i) actual revenues and net loss of the 2014 acquisitions (described above) included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014 and (ii) pro forma revenues and net income (loss) reflecting the 2014 acquisitions, as if the date of each acquisition had been January 1, 2013. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2014	2013	2014	2013
Actual:
Total revenues	$690	$—	$875	$—

Net loss	$(26)	$—	$(190)	$—

Pro forma:
Total revenues (1)	$1,348	$1,348	$2,679	$2,679

Net income (loss) (2)	$300	$177	$427	$(1,629)

(1)	The pro forma total revenues were adjusted to include incremental revenue of $0.7 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and $1.8 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively. The incremental rental revenue was determined based on the acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue.
(2)	The pro forma net income was adjusted to exclude acquisition-related expenses of $1.2 million for the three months ended June 30, 2014, and $1.9 million for the six months ended June 30, 2014. For the six months ended June 30, 2013, the pro forma net loss was adjusted to include acquisition-related expenses of $1.9 million relating to the 2014 acquisitions, as if these expenses had been incurred as of January 1, 2013. There were no adjustments related to acquisition-related expenses for the three months ended June 30, 2013, as there were no acquisition-related expenses incurred for that period.

3.	INVESTMENT IN REAL ESTATE PROPERTIES

As of June 30, 2014, the Company’s portfolio consisted of seven industrial buildings totaling approximately 812,000 square feet. As of December 31, 2013, the Company did not own any properties.

	June 30,	December 31,
(in thousands)	2014	2013
Land	$19,286	$—
Building and improvements	42,676	—
Intangible lease assets	5,172	—

Investment in real estate properties	67,134	—
Less accumulated depreciation and amortization	(448)	—

Net investment in real estate properties	$66,686	$—

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	June 30, 2014			December 31, 2013
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$5,087	$(216)	$4,871	$—	$—	$—
Above-market lease assets	85	(8)	77	—	—	—
Below-market lease liabilities	(1,554)	41	(1,513)	—	—	—

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of June 30, 2014, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities

Remainder of 2014	$596	$10	$(148)
2015	873	18	(239)
2016	797	18	(219)
2017	698	18	(207)
2018	488	13	(174)
Thereafter	1,419	—	(526)

Total	$4,871	$77	$(1,513)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of June 30, 2014, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments

Remainder of 2014	$2,965
2015	5,769
2016	5,683
2017	5,034
2018	4,359
Thereafter	15,618

Total	$39,428

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities and real-estate related depreciation and amortization expense:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2014	2013	2014	2013
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$29	$—	$64	$—
Above-market lease amortization	(4)	—	(8)	—
Below-market lease amortization	30	—	41	—
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$165	$—	$224	$—
Intangible lease asset amortization	163	—	216	—

4.	DEBT

In January 2014, the Company entered into a revolving credit agreement, as amended, with an initial aggregate commitment of $100.0 million. The Company has the ability to expand the commitment up to a maximum aggregate amount of $400.0 million, subject to certain conditions and receiving bank commitments. The line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. The line of credit is available for general corporate purposes, including but not limited to the acquisition, development and operation of industrial properties and other permitted investments. As of June 30, 2014, the Company had $4.0 million outstanding under the line of credit with an interest rate of 2.06%; the unused portion was $96.0 million, of which $35.1 million was available.

The Company’s line of credit contains various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of June 30, 2014.

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

The table below includes the fair value for the Company’s financial instrument for which it is practicable to estimate fair value. The carrying value and fair value of the line of credit was as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Line of credit	$4,000	$4,000	$—	$—

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

The fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable, and dividends payable approximate their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

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

As of June 30, 2014, the Company had raised gross proceeds of $75.2 million from the sale of 7.5 million shares of its common stock in the Offering, including shares issued under the Company’s distribution reinvestment plan, and had raised sufficient offering proceeds to satisfy the minimum offering requirements for the Offering with respect to all states.

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

Cash Distributions. The following table summarizes the Company’s cash distribution activity:

		Amount
		Declared per	Paid	Reinvested	Total
(in thousands, except per share data)	Payment Date	Common Share	in Cash	in Shares	Distributions
2014
June 30	July 15, 2014	$0.11250	$300	$258	$558
March 31	April 15, 2014	0.11250	73	38	111

Total			$373	$296	$669

2013
December 31	January 15, 2014	$0.11250	$29	$3	$32
September 30 (1)	December 20, 2013	0.11250	7	—	7

Total			$36	$3	$39

(1)	Cash distributions were authorized to all common stockholders of record as of the close of business on each day commencing on the date that the Company met the minimum offering requirements in connection with the Offering and ending on the last day of the quarter in which the minimum offering requirements were met (the “Initial Quarter”). Accordingly, the Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

Stock Dividends. The following table summarizes the Company’s stock dividend activity:

Quarter	Issuance Date	Shares	Amount (1)
June 30, 2014	July 1, 2014	21,600	$216,000
March 31, 2014	April 1, 2014	4,100	41,000

Total		25,700	$257,000

(1)	Amount based on the $10.00 per share Offering price.

Redemptions

As of June 30, 2014, the Company had not received any eligible redemption requests nor redeemed any shares of its common stock.

7.	SHARE-BASED COMPENSATION

The Company’s Equity Incentive Plan, effective as of July 16, 2013 (the “Equity Incentive Plan”), provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights or other share-based awards. Directors, officers, and employees (if any) of the Company, as well as any advisor or consultant, including employees of Industrial Property Advisors LLC (the “Advisor”) and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided that, the individual is performing bona fide advisory or consulting services for the Company, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do no directly or indirectly promote or maintain a market for the Company’s common stock. The Company has registered a total of 5.0 million shares of common stock for issuance pursuant to the Equity Incentive Plan, subject to certain adjustments set forth in the plan.

In April 2014, the Company granted an aggregate of 15,000 shares of restricted stock to the Company’s independent directors under the Equity Incentive Plan. The awards immediately vested.

The Company accounts for share-based compensation related to the restricted stock issued to certain eligible individuals using the fair value based methodology, which is based upon the stock price on the vesting date and requires the amount of related expense to be adjusted to the fair value of the award at the end of each reporting period until the awards have fully vested. Share-based compensation expense for the restricted stock is amortized using a graded vesting attribution method and is recognized in general and administrative expenses in the Company’s condensed consolidated statements of operations.

The following table summarizes the Company’s activity with respect to the issuance of restricted stock pursuant to the Equity Incentive Plan for the six months ended June 30, 2014:

		Weighted-Average
(shares in thousands)	Shares	Fair Value per Share (1)
Nonvested shares at beginning of period	—	$—
Granted	15	$10.00
Vested	(15)	$10.00
Forfeited	—	$—

Nonvested shares at end of period	—	$—

(1)	Based on the Company’s primary offering price in the Offering of $10.00 per share on the grant date.

The following table summarizes other share-based compensation data:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Share-based compensation expense	$150	$—	$150	$—
Total fair value of restricted stock vested	$150	$—	$150	$—
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.00	$—	$10.00	$—

(1)	Based on the Company’s primary offering price in the Offering of $10.00 per share on the grant date.

8.	RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of an amended and restated advisory agreement (the “Advisory Agreement”), dated July 16, 2014, by and among the Company, Industrial Property Operating Partnership LP (the “Operating Partnership”), and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services in connection with the Offering. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements incurred for the three and six months ended June 30, 2014 and 2013:

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred				Receivable
	For the Three Months		For the Six Months		(Payable) as of
	Ended June 30,		Ended June 30,		June 30,	December 31,
(in thousands)	2014	2013	2014	2013	2014	2013
Expensed:
Organization costs (1)	$—	$—	$17	$—	$—	$(9)
Acquisition fees	842	—	1,309	—	—	—
Asset management fees	78	—	104	—	—	—
Other expense reimbursements	63	—	77	—	46	(42)

Total	$983	$—	$1,507	$—	$46	$(51)

Additional Paid-In Capital:
Sales commissions	$3,264	$—	$4,904	$—	$(31)	$(32)
Dealer manager fees	1,178	—	1,776	—	(22)	(11)
Offering costs (1)	942	—	1,404	—	(18)	—

Total	$5,384	$—	$8,084	$—	$(71)	$(43)

(1)	As of June 30, 2014, the Advisor had incurred $6.4 million of offering costs and $93,000 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of June 30, 2014, the Company had reimbursed the Advisor $1.4 million related to offering costs and $93,000 related to organization costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

Expense Support Agreement

Effective as of July 1, 2014, the Company entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Amended Expense Support Agreement”) with the Operating Partnership and the Advisor. The Amended Expense Support Agreement amends and restates the prior agreement which was in effect for each quarter between October 1, 2013 and June 30, 2014 (the “Original Expense Support Agreement”). The Amended Expense Support Agreement extended the term of the agreement through June 30, 2015, and amended the definition of “Baseline Distributions” in connection with a previously announced increase in the quarterly cash distribution rate for the third quarter of 2014 from $0.11250 per share to $0.11875 per share. Pursuant to the Amended Expense Support Agreement, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations, as disclosed in the Company’s quarterly and annual reports (“CDFFO”), for a particular quarter is less than the “Baseline Distributions” for such quarter. “Baseline Distributions” means the aggregate distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.11250 per share of common stock with respect to the third and fourth quarters of 2013 and the first and second quarters of 2014 (which is the rate at which the Company declared distributions for such quarters), and $0.11875 per share of common stock for each quarter in the period from July 1, 2014 through June 30, 2015 (which is the rate at which the Company has declared distributions for the third quarter of 2014). The amount of the asset management fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the CDFFO and Baseline Distributions for such quarter and (ii) the entire asset management fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.

In addition, pursuant to the Amended Expense Support Agreement, the Advisor, in its sole discretion, may elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. If, in any quarter, the Advisor elects to fund an expense support payment equal to the difference between the CDFFO and the Baseline Distributions less any deferred asset management fees for that quarter, then the Company, the Advisor, and the Operating Partnership will enter into a separate quarterly agreement for the provision of expense support with respect to such quarter.

Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Amended Expense Support Agreement; provided that, the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO exceeds the Baseline Distributions for that quarter, the Amended Expense Support Agreement requires that the Company reimburse the Advisor in an amount equal to the lesser of (i) the difference between the CDFFO and the Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. The Company’s obligation to reimburse the Advisor is non-interest bearing.

Pursuant to the Amended Expense Support Agreement, the Company may use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay asset management fees or expenses. Although the Amended Expense Support Agreement has an effective term through June 30, 2015, the Amended Expense Support Agreement may be terminated prior thereto without cause or penalty by either the Advisor or a majority of the Company’s independent directors, in each case upon 60 days’ written notice to the other party. In addition, the Advisor’s obligations under the Amended Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by the Company of notice to the Advisor of the Company’s intention to terminate or not renew the Advisory Agreement or (iii) the Company’s completion of a liquidity event. When the Amended Expense Support Agreement terminates, the Advisor will not have an obligation to defer fees in order to support the Company’s distributions. Notwithstanding the foregoing, amounts deferred or reimbursed pursuant to the Amended Expense Support Agreement will survive any termination or expiration and remain subject to the reimbursement terms described above without modification or acceleration.

The table below provides information regarding expense support payment obligations incurred by the Advisor pursuant to the Original Expense Support Agreement.

	For the Three Months	For the Six Months
(in thousands)	Ended June 30, 2014	Ended June 30, 2014
Asset management fees	$78	$104
Other expense support	792	1,253

Total expense support from the Advisor (1)	$870	$1,357

(1)	As of June 30, 2014, approximately $209,000 was related to expense support to be reimbursed by the Advisor, and was recorded as due from affiliates on the condensed consolidated balance sheets.

The cumulative amount that is potentially reimbursable to the Advisor pursuant to the Amended Expense Support Agreement was $1.7 million as of June 30, 2014.

9.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2014.

10.	SUBSEQUENT EVENTS

Status of Offering

As of August 1, 2014, the Company had raised gross proceeds of $105.6 million from the sale of 10.6 million shares of its common stock in its public offering, including shares issued under the Company’s distribution reinvestment plan.

Distribution Increase

The Company’s board of directors has authorized daily cash distributions at a quarterly rate of $0.11875 per share of common stock for the third quarter of 2014, which is an increase of $0.00625 per share, or an increase of 5.6%, compared to the prior quarterly cash distribution rate.

Acquisitions Under Contract

On August 5, 2014, the Company entered into a purchase agreement to acquire one industrial building totaling approximately 345,000 square feet in the Dallas market. The building will be developed and constructed by the seller and the Company is expected to acquire it, subject to certain terms and conditions, upon completion, which is expected in the third quarter of 2015. The total purchase price is expected to be $16.9 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. The Company deposited $0.4 million into an escrow account upon execution of the purchase agreement and is expected to deposit up to $4.2 million, in aggregate, at certain development and construction milestones but prior to completion and closing. There can be no assurance that the construction of the building will be completed or that the Company will be able to purchase the building on the terms set forth herein.

On July 29, 2014, the Company entered into a purchase agreement to acquire one industrial building totaling approximately 245,000 square feet located in the San Francisco Bay Area market. This building is 100% leased to two customers with a remaining lease term (based on square feet) of 1.1 years. The total purchase price is expected to be $18.4 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, the Company deposited $0.5 million into an escrow account. This acquisition is expected to close during the third quarter of 2014, but there can be no assurance the acquisition will be completed.

On July 25, 2014, the Company entered into a purchase agreement to acquire one industrial building totaling approximately 138,000 square feet located in the Atlanta market. This building is currently un-occupied, but is 100% leased to one customer with a lease term of 10.5 years, expected to commence by January 2015. The total purchase price is expected to be $7.7 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, the Company deposited $0.2 million into an escrow account. This acquisition is expected to close during the third quarter of 2014, but there can be no assurance the acquisition will be completed.

Pursuant to the terms of the Advisory Agreement, the Company expects to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of the acquisitions under contract in the San Francisco Bay Area and Atlanta markets described above and, with respect to the acquisition under contract in the Dallas market for which the Advisor will provide development oversight services, the Company expects to pay a development acquisition fee to the Advisor of approximately $0.5 million, equal to up to 3.0% of the Company’s total project cost for the transaction. The Company plans to fund these acquisitions using proceeds from the Offering and debt financing. The consummation of these acquisitions is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. If the Company does not close on these acquisitions, there are circumstances under which it may forfeit its respective deposits.

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

On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On September 6, 2013, we broke escrow for the Offering, and effectively commenced operations. As of June 30, 2014, we had raised gross proceeds of $75.2 million from the sale of 7.5 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan, and had raised sufficient offering proceeds to satisfy the minimum offering requirements for the Offering with respect to all states. See “Note 6 to the Condensed Consolidated Financial Statements” for information concerning our initial public offering.

As of June 30, 2014, we owned a portfolio that included seven industrial buildings totaling approximately 812,000 square feet with 12 customers in five major industrial markets with a weighted-average remaining lease term (based on square feet) of 6.0 years. Our portfolio was 100% occupied as of June 30, 2014.

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

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or only certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of June 30, 2014, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 5.6%.

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) generally positive growth in U.S. gross domestic product (“GDP”) over the past three years; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) positive net absorption in our targeted markets (the net change in total occupied industrial space); and (v) strong fundamental trends in both population and employment growth. While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population will help drive consumer spending over the longer-term, leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 8% compounded annual growth rate over the past five years. This resurgence in export/import levels has generated increased demand for industrial space in key U.S. logistic markets resulting in 17 consecutive quarters of positive net absorption and providing strong prospects for rent growth over the next several years.

Lending terms for direct commercial real estate loans and unsecured REIT financings have continued to improve; however, this trend may not continue, which could affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and REIT financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans; unsecured or secured lines of credit or term loans; private placement or public bond issuances; and assuming existing mortgage loans in connection with certain property acquisitions, or any combination of the foregoing.

RESULTS OF OPERATIONS

Summary of 2014 Activities

During the six months ended June 30, 2014, we completed the following activities:

•	We raised $71.2 million of gross equity capital from the Offering.

•	We acquired seven industrial buildings comprising approximately 812,000 square feet for an aggregate total purchase price of approximately $65.5 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from the Offering and borrowings under our line of credit.

•	We entered into a $100.0 million revolving credit agreement, as amended, with the ability to expand the commitment up to a maximum aggregate amount of $400.0 million, subject to certain conditions. The revolving credit agreement matures in January 2017.

•	As of June 30, 2014, our portfolio was 100% occupied.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three and six months ended June 30, 2014 and 2013 are not directly comparable, nor are our results of operations for the three and six months ended June 30, 2014 and 2013 indicative of those expected in future periods. We believe that our revenues and operating expenses will continue to increase in future periods as a result of continued growth in our current portfolio and as a result of the additive effect of anticipated future acquisitions of industrial properties.

Results for the Three and Six Months Ended June 30, 2014 Compared to the Same Periods in 2013

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. Same store information is not provided due to the fact that all buildings were acquired during 2014.

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Total revenues	$690	$—	$690	$875	$—	$875
Total rental expenses	183	—	183	233	—	233

Total net operating income	507	—	507	642	—	642

Real estate-related depreciation and amortization	(328)	—	(328)	(440)	—	(440)
General and administrative expenses	(579)	—	(579)	(926)	—	(926)
Organization expenses, related party	—	—	—	(17)	—	(17)
Asset management fees, related party	(78)	—	(78)	(104)	—	(104)
Acquisition-related expenses, related party	(842)	—	(842)	(1,309)	—	(1,309)
Acquisition-related expenses	(407)	—	(407)	(638)	—	(638)
Interest expense	(162)	—	(162)	(299)	—	(299)
Expense support from Advisor	870	—	870	1,357	—	1,357

Total other	(1,526)	—	(1,526)	(2,376)	—	(2,376)
Net loss	(1,019)	—	(1,019)	(1,734)	—	(1,734)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—

Net loss attributable to common stockholders	$(1,019)	$—	$(1,019)	$(1,734)	$—	$(1,734)

Weighted-average shares outstanding	4,946	20	4,926	2,976	20	2,956

Net loss per common share - basic and diluted	$(0.21)	$—	$(0.21)	$(0.58)	$—	$(0.58)

Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due to our acquisition activity during the first and second quarters of 2014.

Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due to our acquisition activity during the first and second quarters of 2014.

In addition, our results of operations for the three and six months ended June 30, 2014 included the following, which were all due to our acquisition activity during the first and second quarters of 2014:

•	acquisition-related expenses, real estate-related depreciation and amortization expense, and asset management fees;

•	general and administrative expenses for the three and six months ended June 30, 2014 that primarily consisted of: (i) accounting and legal expenses incurred; (ii) expenses related to directors’ and officers’ insurance; and (iii) compensation to our independent directors;

•	interest expense primarily due to the net borrowings of $4.0 million under the line of credit with an interest rate of 2.06% as of June 30, 2014, amortization of loan costs and unused line of credit fees; and

•	expense support from the Advisor pursuant to the Amended Expense Support Agreement.

We had no results of operations for the three and six months ended June 30, 2013.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2014, NOI was $507,000 and $642,000, respectively. There was no NOI for the three and six months ended June 30, 2013. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the three and six months ended June 30, 2014.

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

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

					For the Period
	For the Three Months		For the Six Months		From Inception
	Ended June 30,		Ended June 30,		(August 28, 2012)
(in thousands, except per share data)	2014	2013	2014	2013	to June 30, 2014
Net loss	$(1,019)	$—	$(1,734)	$—	$(1,961)

Net loss per common share	$(0.21)	$—	$(0.58)	$—	$(2.16)

Reconciliation of net loss to FFO:
Net loss	$(1,019)	$—	$(1,734)	$—	$(1,961)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	328	—	440	—	440

FFO	$(691)	$—	$(1,294)	$—	$(1,521)

FFO per common share	$(0.14)	$—	$(0.43)	$—	$(1.68)

Reconciliation of FFO to Company-defined FFO:
FFO	$(691)	$—	$(1,294)	$—	$(1,521)
Add (deduct) Company-defined adjustments:
Acquisition costs	1,249	—	1,947	—	2,010
Organization costs	—	—	17	—	93

Company-defined FFO	$558	$—	$670	$—	$582

Company-defined FFO per common share	$0.11	$—	$0.23	$—	$0.64

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$558	$—	$670	$—	$582
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(55)	—	(97)	—	(97)
Organization costs	—	—	(17)	—	(93)

MFFO	$503	$—	$556	$—	$392

MFFO per common share	$0.10	$—	$0.19	$—	$0.43

Weighted-average shares outstanding	4,946	20	2,976	20	906

We believe that: (i) our FFO loss of $691,000, or $0.14 per share, as compared to the cash distributions declared in the amount of $558,000 or $0.1125 per share, for the three months ended June 30, 2014; (ii) our FFO loss of $1.3 million or $0.43 per share, as compared to the cash distributions declared in the amount of $669,000, or $0.225 per share, for the six months ended June 30, 2014; and (iii) our FFO loss of $1.5 million, or $1.68 per share, as compared to the cash distributions declared of $708,000, or $0.45 per share, for the period from Inception (August 28, 2012) to June 30, 2014, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Cash Distributions” below for details concerning our cash distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are, and will continue to be, net proceeds from the Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor, and cash generated from operating activities. Our principal uses of funds are and will continue to be for the acquisition of properties and other investments, capital expenditures, operating expenses, distributions to our stockholders, and payments under our debt obligations. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months
	Ended June 30,
(in thousands)	2014	2013
Total cash (used in) provided by:
Operating activities	$(826)	$—
Investing activities	(65,159)	—
Financing activities	65,684	—

Net decrease in cash	$(301)	$—

Cash used in operating activities during the six months ended June 30, 2014 was $0.8 million, which primarily related to acquisition-related expenses, rental expenses, and general and administrative expenses as a result of owning and managing the seven buildings acquired during the six months ended June 30, 2014.

Cash used in investing activities during the six months ended June 30, 2014 was $65.2 million, which related to acquisition activity during the six months ended June 30, 2014.

Cash provided by financing activities during the six months ended June 30, 2014 was $65.7 million, which related primarily to net proceeds raised from our public offering, as well as to net borrowings under the line of credit during the six months ended June 30, 2014.

Capital Resources and Uses of Liquidity

In addition to the cash and cash equivalent balance available, our capital resources and uses of liquidity are as follows:

Line of Credit. In January 2014, we entered into a revolving credit agreement, as amended, with an initial aggregate commitment of $100.0 million. We have the ability to expand the commitment up to a maximum aggregate amount of $400.0 million, subject to certain conditions and receiving bank commitments. This line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. This line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of June 30, 2014, we had $4.0 million outstanding under the line of credit with an interest rate of 2.06%; the unused portion was $96.0 million, of which $35.1 million was available.

Offering Proceeds. As of June 30, 2014, the amount of aggregate gross proceeds raised from our Offering was $75.2 million ($66.9 million net of direct selling costs).

Cash Distributions. We intend to accrue and make cash distributions on a quarterly basis. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and interest income from our cash balances. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized daily cash distributions at a quarterly rate of $0.1125 per share of common stock for the Initial Quarter and fourth quarter of 2013 and the first and second quarters of 2014. Our board of directors has authorized daily cash distributions at a quarterly rate of $0.11875 per share of common stock for the third quarter of 2014, which is an increase of $0.00625 per share, or an increase of 5.6%, compared to the prior quarterly cash distribution rate.

There can be no assurances that the current cash distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay cash distributions, which if insufficient could negatively impact our ability to pay cash distributions. See “Note 8 to the Condensed Consolidated Financial Statements” for further detail regarding the expense support and conditional reimbursement agreement among us, the Operating Partnership and the Advisor.

The following table outlines sources used to pay total cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
	Provided by		Proceeds		Proceeds from
	Operating		from Financing		Issuance of		Total
($ in thousands)	Activities (1)		Activities (2)		DRIP Shares (3)		Distributions
2014
June 30	$—	— %	$300	54%	$258	46%	$558
March 31	—	—	73	66	38	34	111

Total	$—	— %	$373	56%	$296	44%	$669

2013
December 31	$—	— %	$29	91%	$3	9%	$32
September 30 (4)	—	—	7	100	—	—	7

Total	$—	— %	$36	92%	$3	8%	$39

(1)	For the quarters ended June 30, 2014, March 31, 2014 and December 31, 2013, the Advisor provided expense support of $870,000, $487,000 and $306,000, respectively.
(2)	For the quarters ended June 30, 2014 and March 31, 2014, all cash distributions provided by financing activities were funded from debt financings. For the Initial Quarter and the quarter ended December 31, 2013, all cash distributions provided by financing activities were funded through net proceeds from primary shares sold in the Offering.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(4)	The Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

Refer to “Note 6 to the Condensed Consolidated Financial Statements” for further detail on cash distributions.

SUBSEQUENT EVENTS

Status of Offering

As of August 1, 2014, we had raised gross proceeds of $105.6 million from the sale of 10.6 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan.

Distribution Increase

Our board of directors has authorized daily cash distributions at a quarterly rate of $0.11875 per share of common stock for the third quarter of 2014, which is an increase of $0.00625 per share, or an increase of 5.6%, compared to the prior quarterly cash distribution rate.

Acquisitions Under Contract

On August 5, 2014, we entered into a purchase agreement to acquire one industrial building totaling approximately 345,000 square feet in the Dallas market. The building will be developed and constructed by the seller and we are expected to acquire it, subject to certain terms and conditions, upon completion, which is expected in the third quarter of 2015. The total purchase price is expected to be $16.9 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We deposited $0.4 million into an escrow account upon execution of the purchase agreement and are expected to deposit up to $4.2 million, in aggregate, at certain development and construction milestones but prior to completion and closing. There can be no assurance that the construction of the building will be completed or that we will be able to purchase the building on the terms set forth herein.

On July 29, 2014, we entered into a purchase agreement to acquire one industrial building totaling approximately 245,000 square feet located in the San Francisco Bay Area market. This building is 100% leased to two customers with a remaining lease term (based on square feet) of 1.1 years. The total purchase price is expected to be $18.4 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, we deposited $0.5 million into an escrow account. This acquisition is expected to close during the third quarter of 2014, but there can be no assurance the acquisition will be completed.

On July 25, 2014, we entered into a purchase agreement to acquire one industrial building totaling approximately 138,000 square feet located in the Atlanta market. This building is currently un-occupied, but is 100% leased to one customer with a lease term of 10.5 years, expected to commence by January 2015. The total purchase price is expected to be $7.7 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, we deposited $0.2 million into an escrow account. This acquisition is expected to close during the third quarter of 2014, but there can be no assurance the acquisition will be completed.

Pursuant to the terms of the Advisory Agreement, we expect to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of the acquisitions under contract in the San Francisco Bay Area and Atlanta markets described above and, with respect to the acquisition under contract in the Dallas market for which the Advisor will provide development oversight services, we expect to pay a development acquisition fee to the Advisor of approximately $0.5 million, equal to up to 3.0% of our total project cost for the transaction. We plan to fund these acquisitions using proceeds from the Offering and debt financing. The consummation of these acquisitions is subject to our completion of due diligence and various closing conditions to be met by the parties. If we do not close on these acquisitions, there are circumstances under which we may forfeit our respective deposits.

CONTRACTUAL OBLIGATIONS

See “Note 4 to the Condensed Consolidated Financial Statements” related to our borrowings under our line of credit as of June 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING STANDARDS

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance specifically excludes revenue derived from lease contracts from its scope. The standard will be effective for us in the first quarter of fiscal year 2017. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. As of June 30, 2014, our critical accounting estimates have not changed from those described in our 2013 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2014, our debt instruments were comprised of borrowings under our line of credit.

Variable Interest Rate Debt. As of June 30, 2014, our consolidated variable interest rate debt consisted of borrowings under our line of credit, which represented 100% of our total consolidated debt. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of June 30, 2014, we were exposed to market risks related to fluctuations in interest rates on $4.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2014, would change our annual interest expense by approximately $1,000.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2013 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2013 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

The Sponsor and the Advisor have agreed, subject to changes approved by the Conflicts Resolution Committee, that (the “IPT/IIT Allocation Arrangement”): if an investment is equally suitable for Industrial Income Trust Inc. (“IIT”) and us, until such time as all of the proceeds from our public offerings have been fully invested and except as noted below, we will have priority over IIT with respect to: (i) industrial properties (including all new stabilized, value add, and forward commitment opportunities, collectively “Core Industrial Investment Opportunities”) located in the U.S. or Mexico; and (ii) debt investments related to industrial properties located in the U.S. or Mexico; provided, however, that: (a) other than development or re-development opportunities associated with our existing investments (e.g., development on excess land or expansion of an existing facility) which opportunities shall remain with us, IIT will have priority with respect to all opportunities related to development of industrial properties (including all new speculative and build-to-suit opportunities, collectively, “Industrial Development Opportunities”) located in the U.S. or Mexico; and (b) when, from time to time, IIT has additional capital to deploy (either through the sale of assets or otherwise) into Core Industrial Investment Opportunities, and, when, from time to time, we have capital available to deploy into Industrial Development Opportunities, our CEO and regional Managing Directors (who currently serve in similar positions at IIT) will determine in their sole discretion for which program the investment is most suitable by utilizing the following allocation factors:

•	The investment objectives and criteria of each program;

•	The general real property sector or debt investment allocation targets of each program and any targeted geographic concentration;

•	The cash requirements of each program;

•	The strategic proximity of the investment opportunity to other assets owned by each program;

•	The effect of the acquisition both on diversification of each program’s investments by type of commercial property and geographic area, and on diversification of the customers of its properties;

•	The policy of each program relating to leverage of investments;

•	The anticipated cash flow of each program;

•	The tax effects of the purchase on each program;

•	The size of the investment; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.

Any such determinations will be reported, at least quarterly, to our Conflicts Resolution Committee in order to evaluate whether we are receiving our fair share of opportunities.

In addition, Dividend Capital Diversified Property Fund Inc. (“DPF”) has priority over us and IIT (collectively, “IPT/IIT”) for all other non-industrial real estate or non-industrial debt investment opportunities until such time as it is no longer engaged in a public offering and all of the proceeds from its public offerings have been fully invested. Further, in recognition of the fact that DPF also desires to acquire industrial properties and industrial debt investments and has a separate day-to-day asset acquisition team, the Sponsor and the Advisor have agreed, subject to changes approved or required by our Conflicts Resolution Committee, that (1) if an industrial property or industrial debt opportunity is a widely-marketed, brokered transaction, DPF, on the one hand, and IPT/IIT, on the other hand, may simultaneously and independently pursue such transaction, and (2) if an industrial property or industrial debt opportunity is not a widely-marketed, brokered transaction, then, as between DPF, on the one hand, and IPT/IIT, on the other hand, the management team and employees of each company generally are free to pursue any such industrial property or industrial debt opportunity at any time, subject to certain allocations if non-widely-marketed transactions are first sourced by certain shared employees, managers or directors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On July 24, 2013, our Registration Statement on Form S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering is currently expected to terminate on July 24, 2015, unless extended by our board of directors for up to an additional one and a half years, subject to applicable regulatory requirements.

As of June 30, 2014, we had raised gross offering proceeds from the Offering of $75.2 million. The table below summarizes the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

For the Period
from Inception
(August 28, 2012)
(in thousands)	to June 30, 2014
Sales commissions (1)	$5,027
Dealer manager fees (1)	1,821
Offering costs (2)	1,404

Total direct selling costs	$8,252

Offering proceeds, net of direct selling costs	$66,909

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager, and a substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	As of June 30, 2014, the Advisor had incurred $6.4 million of offering costs, all of which were paid directly by the Advisor on behalf of the Company. The Company has reimbursed the Advisor for $1.4 million of offering costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

As of June 30, 2014, we had acquired seven industrial buildings totaling approximately 812,000 square feet for an aggregate total purchase price of approximately $65.5 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. As of June 30, 2014, we had paid $701,000 in acquisition-related expenses.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

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

As of June 30, 2014, we had not received any eligible redemption requests nor redeemed any shares of our common stock.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

August 11, 2014	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

August 11, 2014	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 on to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.2	Share Redemption Program, dated August 8, 2013. Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.1	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2014, by and between IPT Acquisitions LLC and ProLogis-A4 FL I LLC. Incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.2	Purchase and Sale Agreement, dated as of May 13, 2014, between TPRF III/Rialto Industrial, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.3	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of May 19, 2014, by and between IPT Acquisitions LLC and Palmtree Acquisition Corporation. Incorporated by reference to Exhibit 10.22 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.4	Purchase and Sale Agreement, dated June 6, 2014, by and between Kylie Capital LLC and IPT Acquisitions LLC Incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.5	Amended and Restated Expense Support and Conditional Reimbursement Agreement dated June 30, 2014 by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 11, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.