Form 10-Q
period 2014-09-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2014-11-12
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 5, 2014, there were 17,928,702 shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Net investment in real estate properties	$148,086	$-
Cash and cash equivalents	10,748	2,871
Straight-line and tenant receivables	283	-
Deferred financing costs, net	650	-
Acquisition deposits	1,973	213
Due from affiliates	343	287
Due from transfer agent	1,198	450
Other assets	1,127	231

Total assets	$164,408	$4,052

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$1,008	$391
Debt	30,000	-
Due to affiliates	143	75
Dividends payable	1,899	32
Intangible lease liabilities, net	1,542	-
Other liabilities	887	-

Total liabilities	35,479	498

Commitments and contingencies (Note 9)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value - 1,500,000 shares authorized, 15,341 and 420 shares issued and outstanding, respectively	153	4
Additional paid-in capital	135,741	3,815
Accumulated deficit	(6,966)	(266)

Total stockholders’ equity	128,928	3,553
Noncontrolling interests	1	1

Total equity	128,929	3,554

Total liabilities and equity	$164,408	$4,052

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenues:
Rental revenues	$1,503	$-	$2,378	$-

Total revenues	1,503	-	2,378	-

Operating expenses:
Rental expenses	381	-	614	-
Real estate-related depreciation and amortization	793	-	1,233	-
General and administrative expenses	554	87	1,480	87
Organization expenses, related party	-	40	17	40
Asset management fees, related party	186	-	290	-
Acquisition expenses, related party	1,638	-	2,947	-
Acquisition expenses	1,093	1	1,731	1

Total operating expenses	4,645	128	8,312	128

Operating loss	(3,142)	(128)	(5,934)	(128)

Other expense:
Interest expense	158	1	457	1

Total other expense	158	1	457	1

Net expenses before expense support from Advisor	4,803	129	8,769	129

Expense support from Advisor	1,160	-	2,517	-

Net expenses after expense support from Advisor	3,643	129	6,252	129

Net loss	(2,140)	(129)	(3,874)	(129)
Net loss attributable to noncontrolling interests	-	-	-	-

Net loss attributable to common stockholders	$(2,140)	$(129)	$(3,874)	$(129)

Weighted-average shares outstanding	11,645	80	5,957	40

Net loss per common share - basic and diluted	$(0.18)	$(1.61)	$(0.65)	$(3.22)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2013	420	$4	$3,815	$(266)	$1	$3,554
Net loss	-	-	-	(3,874)	-	(3,874)
Issuance of common stock	14,921	149	148,653	-	-	148,802
Share-based compensation	-	-	176	-	-	176
Offering costs	-	-	(16,903)	-	-	(16,903)
Dividends to stockholders	-	-	-	(2,826)	-	(2,826)

Balance as of September 30, 2014	15,341	$153	$135,741	$(6,966)	$1	$128,929

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
(in thousands)	2014	2013
Operating activities:
Net loss	$(3,874)	$(129)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate-related depreciation and amortization	1,233	-
Straight-line rent and amortization of above- and below-market leases	(229)	-
Share-based compensation	176	-
Amortization of loan costs and other	188	19
Changes in operating assets and liabilities:
Tenant receivables and other assets	(938)	(66)
Accounts payable and accrued expenses and other liabilities	1,027	15

Net cash used in operating activities	(2,417)	(161)

Investing activities:
Real estate acquisitions	(146,689)	-
Acquisition deposits	(1,973)	-
Capital expenditures	(499)	-

Net cash used in investing activities	(149,161)	-

Financing activities:
Proceeds from line of credit	45,700	-
Repayments of line of credit	(15,700)	-
Financing costs paid	(837)	-
Proceeds from issuance of common stock	141,398	2,000
Offering costs for issuance of common stock	(10,703)	-
Cash distributions paid to common stockholders	(403)	-

Net cash provided by financing activities	159,455	2,000

Net increase in cash and cash equivalents	7,877	1,839
Cash and cash equivalents, at beginning of period	2,871	201

Cash and cash equivalents, at end of period	$10,748	$2,040

Supplemental disclosure of cash flow information:
Offering proceeds due from transfer agent	$1,198	$-
Dividends payable	1,899	-
Stock dividends issued	257	-
Distributions reinvested in common stock	299	-
Financing of directors’ and officers’ insurance	178	267

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

2.	ACQUISITIONS

The Company acquired 100% of the following properties during the nine months ended September 30, 2014:

					Intangibles
						Above-	Below-
		Number			Intangible	Market	Market	Total
	Acquisition	of			Lease	Lease	Lease	Purchase
($ in thousands)	Date	Buildings	Land	Building	Assets	Assets	Liabilities	Price (1)
West Valley Distribution Center	1/15/2014	1	$3,051	$4,241	$657	$85	$(182)	$7,852
Century Distribution Center	3/17/2014	1	2,854	8,102	824	-	(268)	11,512
Oakesdale Commerce Center	3/28/2014	1	1,483	2,214	304	-	-	4,001
Medley Distribution Center	5/9/2014	1	1,090	2,601	423	-	(54)	4,060
Rialto Distribution Center	6/6/2014	1	6,575	12,965	1,363	-	(953)	19,950
Palm Beach Commerce Center	6/20/2014	1	1,425	4,955	820	-	-	7,200
Windham Industrial Center	6/30/2014	1	2,808	7,493	696	-	(97)	10,900
Meadows Distribution Center	9/4/2014	1	1,686	6,043	242	-	-	7,971
Corridor Industrial Center	9/16/2014	1	4,247	4,795	868	15	(44)	9,881
O’Hare Distribution Center	9/17/2014	1	11,140	13,347	2,048	415	-	26,950
Lehigh Valley Commerce Center	9/25/2014	1	1,545	3,940	516	-	-	6,001
Corridor Industrial Center II	9/29/2014	3	11,500	13,135	2,180	41	(59)	26,797
Bolingbrook Industrial Center	9/30/2014	1	1,124	2,136	510	317	-	4,087

Total acquisitions		15	$50,528	$85,967	$11,451	$873	$(1,657)	$147,162

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

Property	Intangibles, net
(years)
West Valley Distribution Center	3.8
Century Distribution Center	10.0
Oakesdale Commerce Center	3.0
Medley Distribution Center	3.0
Rialto Distribution Center	7.7
Palm Beach Commerce Center	9.1
Windham Industrial Center	2.2
Meadows Distribution Center	10.8
Corridor Industrial Center	7.2
O’Hare Distribution Center	4.3
Lehigh Valley Commerce Center	5.0
Corridor Industrial Center II	2.7
Bolingbrook Industrial Center	4.6

Pro Forma Financial Information (Unaudited)

The table below includes the following: (i) actual revenues and net loss of the 2014 acquisitions (described above) included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and (ii) pro forma revenues and net income (loss) reflecting the 2014 acquisitions, as if the date of each acquisition had been January 1, 2013. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2014	2013	2014	2013
Actual:
Total revenues	$1,503	$-	$2,378	$-

Net loss	$(383)	$-	$(572)	$-

Pro forma:
Total revenues (1)	$3,012	$3,012	$9,096	$9,096

Net income (loss) (2)	$864	$414	$1,813	$(3,422)

(1)	The pro forma total revenues were adjusted to include incremental revenue of $1.5 million and $3.0 million for the three months ended September 30, 2014 and 2013, respectively, and $6.7 million and $9.1 million for the nine months ended September 30, 2014 and 2013, respectively. The incremental rental revenue was determined based on the acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue.
(2)	The pro forma net income was adjusted to exclude acquisition-related expenses of $2.7 million for the three months ended September 30, 2014, and $4.7 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, the pro forma net loss was adjusted to include acquisition-related expenses of $4.7 million relating to the 2014 acquisitions, as if these expenses had been incurred as of January 1, 2013. There were no adjustments related to acquisition-related expenses for the three months ended September 30, 2013, as there were no acquisition-related expenses incurred for that period.

3.	INVESTMENT IN REAL ESTATE PROPERTIES

As of September 30, 2014, the Company’s portfolio consisted of 15 industrial buildings totaling approximately 1.9 million square feet. As of December 31, 2013, the Company did not own any properties.

	September 30,	December 31,
(in thousands)	2014	2013
Land	$50,528	$-
Building and improvements	86,488	-
Intangible lease assets	12,324	-

Investment in real estate properties	149,340	-
Less accumulated depreciation and amortization	(1,254)	-

Net investment in real estate properties	$148,086	$-

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	September 30, 2014			December 31, 2013
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$11,451	$(604)	$10,847	$-	$-	$-
Above-market lease assets	873	(21)	852	-	-	-
Below-market lease liabilities	(1,657)	115	(1,542)	-	-	-

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of September 30, 2014, for the next five years and thereafter:

	Estimated Net Amortization
	Intangible	Above-Market	Below-Market
(in thousands)	Lease Assets	Lease Assets	Lease Liabilities
Remainder of 2014	$417	$20	$(68)
2015	2,630	207	(263)
2016	2,075	189	(233)
2017	1,843	188	(224)
2018	1,543	184	(196)
Thereafter	2,339	64	(558)

Total	$10,847	$852	$(1,542)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of September 30, 2014, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

Future Minimum Base
(in thousands)	Rental Payments
Remainder of 2014	$3,033
2015	12,385
2016	11,993
2017	11,029
2018	10,205
Thereafter	24,296

Total	$72,941

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2014	2013	2014	2013
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$71	$-	$135	$-
Above-market lease amortization	(13)	-	(21)	-
Below-market lease amortization	74	-	115	-
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$405	$-	$629	$-
Intangible lease asset amortization	388	-	604	-

4.	DEBT

In January 2014, the Company entered into a revolving credit agreement, as amended, with an initial aggregate commitment of $100.0 million. The Company has the ability to expand the commitment up to a maximum aggregate amount of $400.0 million, subject to certain conditions and receiving bank commitments. The line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. The line of credit is available for general corporate purposes, including but not limited to the acquisition, development and operation of industrial properties and other permitted investments. As of September 30, 2014, the Company had $30.0 million outstanding under the line of credit with an interest rate of 2.06%; the unused portion was $70.0 million, of which $62.6 million was available.

The Company’s line of credit contains various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of September 30, 2014.

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

The table below includes the fair value for the Company’s financial instrument for which it is practicable to estimate fair value. The carrying value and fair value of the line of credit was as follows:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Line of credit	$30,000	$30,000	$-	$-

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

As of September 30, 2014, the Company had raised gross proceeds of $152.8 million from the sale of 15.3 million shares of its common stock in the Offering, including shares issued under the Company’s distribution reinvestment plan, and had raised sufficient offering proceeds to satisfy the minimum offering requirements for the Offering with respect to all states. As of that date, 187.3 million shares remained available for sale pursuant to the Offering, including 52.6 million shares available for sale through the Company’s distribution reinvestment plan.

Dividends

The Company intends to accrue and make cash distributions on a quarterly basis. In addition to the cash distributions, the Company’s board of directors had authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2014 in an amount equal to 0.000047945 of a share of common stock on each outstanding share of common stock (which is equal to a quarterly distribution rate of $0.04375 based on the $10.00 per share Offering price). Quarterly cash distributions and stock dividends for each stockholder are calculated for each day the stockholder has been a stockholder of record during such quarter. Cash distributions for stockholders participating in the Company’s distribution reinvestment plan will be reinvested into shares of the Company’s common stock.

Cash Distributions. The following table summarizes the Company’s cash distribution activity (including cash distributions reinvested in shares of the Company’s common stock):

		Amount
		Declared per	Paid	Reinvested	Total
(in thousands, except per share data)	Payment Date	Common Share	in Cash	in Shares	Distributions
2014
September 30	October 15, 2014	$0.11875	$710	$674	$1,384
June 30	July 15, 2014	0.11250	300	258	558
March 31	April 15, 2014	0.11250	74	38	112

Total			$1,084	$970	$2,054

2013
December 31	January 15, 2014	$0.11250	$29	$3	$32
September 30 (1)	December 20, 2013	0.11250	7	-	7

Total			$36	$3	$39

(1)	Cash distributions were authorized to all common stockholders of record as of the close of business on each day commencing on the date that the Company met the minimum offering requirements in connection with the Offering and ending on the last day of the quarter in which the minimum offering requirements were met (the “Initial Quarter”). Accordingly, the Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

Stock Dividends. The following table summarizes the Company’s stock dividend activity:

Quarter	Issuance Date	Shares	Amount (1)
September 30, 2014	October 1, 2014	51,500	$515,000
June 30, 2014	July 1, 2014	21,600	216,000
March 31, 2014	April 1, 2014	4,100	41,000

Total		77,200	$772,000

(1)	Amount based on the $10.00 per share Offering price.

Redemptions

As of September 30, 2014, the Company had not received any eligible redemption requests nor redeemed any shares of its common stock.

7.	SHARE-BASED COMPENSATION

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

For the nine months ended September 30, 2014, the Company granted an aggregate of 25,500 shares of restricted stock to the Company’s independent directors under the Equity Incentive Plan. Of this amount, 15,000 shares immediately vested and 10,500 shares vest over the next nine months.

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

The following table summarizes the Company’s activity with respect to the issuance of restricted stock pursuant to the Equity Incentive Plan for the nine months ended September 30, 2014:

		Weighted-Average
(shares in thousands)	Shares	Fair Value per Share (1)
Nonvested shares at beginning of period	-	$-
Granted	26	$10.00
Vested	(15)	$10.00
Forfeited	-	$-

Nonvested shares at end of period	11	$10.00

(1)	Based on the Company’s primary offering price in the Offering of $10.00 per share on the grant date.

The following table summarizes other share-based compensation data:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Share-based compensation expense	$26	$-	$176	$-
Total fair value of restricted stock vested	$-	$-	$150	$-
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.00	$-	$10.00	$-

(1)	Based on the Company’s primary offering price in the Offering of $10.00 per share on the grant date.

As of September 30, 2014, the aggregate unrecognized compensation cost related to the restricted stock was approximately $0.1 million and is expected to be fully recognized over a weighted-average period of 0.4 years.

8.	RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of an amended and restated advisory agreement (the “Advisory Agreement”), dated July 16, 2014, by and among the Company, Industrial Property Operating Partnership LP (the “Operating Partnership”), and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services in connection with the Offering. The Advisor and Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements incurred for the three and nine months ended September 30, 2014 and 2013:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 7.0% of the gross proceeds from the Offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager and are equal to up to 2.5% of the gross proceeds from the Offering.

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), until such time as the Company has invested an aggregate amount of $500.0 million in such properties, at which time the acquisition fee will be reduced to 1.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements, of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months		For the Nine Months		Payable as of
	Ended September 30,		Ended September 30,		September 30,	December 31,
(in thousands)	2014	2013	2014	2013	2014	2013
Expensed:
Organization costs (1)	$-	$40	$17	$40	$-	$9
Acquisition fees	1,638	-	2,947	-	-	-
Asset management fees	186	-	290	-	-	-
Other expense reimbursements	30	-	107	-	18	42

Total	$1,854	$40	$3,361	$40	$18	$51

Additional Paid-In Capital:
Sales commissions	$5,346	$-	$10,250	$-	$66	$32
Dealer manager fees	1,930	-	3,706	-	41	11
Offering costs (1)	1,543	-	2,947	-	37	-

Total	$8,819	$-	$16,903	$-	$144	$43

(1)	As of September 30, 2014, the Advisor had incurred $8.2 million of offering costs and $93,000 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of September 30, 2014, the Company had reimbursed the Advisor $2.9 million related to offering costs and $93,000 related to organization costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

Expense Support Agreement

Effective as of July 1, 2014, the Company entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Amended and Restated Expense Support Agreement”) with the Operating Partnership and the Advisor. The Amended and Restated Expense Support Agreement amended and restated the prior agreement which was in effect for each quarter between October 1, 2013 and June 30, 2014 (the “Original Expense Support Agreement”). The Amended and Restated Expense Support Agreement extended the term of the agreement through June 30, 2015, and amended the definition of “Baseline Distributions” in connection with the previously announced increase in the quarterly cash distribution rate for the third quarter of 2014 from $0.11250 per share to $0.11875 per share.

Effective October 1, 2014, the Company entered into a Second Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Second Amended and Restated Expense Support Agreement”) with the Operating Partnership and the Advisor, in order to amend the definition of Baseline Distributions in connection with the previously announced increase in the quarterly cash distribution rate for the fourth quarter of 2014 from $0.11875 per share to $0.1250 per share. Under the Second Amended and Restated Expense Support Agreement, for each quarter in the period from October 1, 2014 through June 30, 2015, Baseline Distributions are equal to the aggregate cash distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.1250 per share of common stock.

Pursuant to the Second Amended and Restated Expense Support Agreement, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations, as disclosed in the Company’s quarterly and annual reports (“CDFFO”), for a particular quarter is less than the “Baseline Distributions” for such quarter. “Baseline Distributions” means the aggregate distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.11250 per share of common stock with respect to the third and fourth quarters of 2013 and the first and second quarters of 2014 (which is the rate at which the Company declared distributions for such quarters), $0.11875 per share of common stock for the third quarter of 2014 (which is the rate at which the Company declared distributions for that quarter) and $0.1250 for the period October 1, 2014 through June 30, 2015 (which is the rate at which the Company has declared distributions for the fourth quarter of 2014). The amount of the asset management fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the CDFFO and Baseline Distributions for such quarter and (ii) the entire asset management fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.

In addition, pursuant to the Second Amended and Restated Expense Support Agreement, the Advisor, in its sole discretion, may elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. If, in any quarter, the Advisor elects to fund an expense support payment equal to the difference between the CDFFO and the Baseline Distributions less any deferred asset management fees for that quarter, then the Company, the Advisor, and the Operating Partnership will enter into a separate quarterly agreement for the provision of expense support with respect to such quarter.

Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Second Amended and Restated Expense Support Agreement; provided that, the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO exceeds the Baseline Distributions for that quarter, the Second Amended and Restated Expense Support Agreement requires that the Company reimburse the Advisor in an amount equal to the lesser of (i) the difference between the CDFFO and the Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. The Company’s obligation to reimburse the Advisor is non-interest bearing.

Pursuant to the Second Amended and Restated Expense Support Agreement, the Company may use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay asset management fees or expenses. Although the Second Amended and Restated Expense Support Agreement has an effective term through June 30, 2015, it may be terminated prior thereto without cause or penalty by either the Advisor or a majority of our independent directors, in each case upon 60 days’ written notice to the other party. In addition, the Advisor’s obligations under the Second Amended and Restated Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by the Company of notice to the Advisor of the Company’s intention to terminate or not renew the Advisory Agreement or (iii) the Company’s completion of a liquidity event. When the Second Amended and Restated Expense Support Agreement terminates, the Advisor will not have an obligation to defer fees in order to support the Company’s distributions. Notwithstanding the foregoing, amounts deferred or reimbursed pursuant to the Second Amended and Restated Expense Support Agreement will survive any termination or expiration and remain subject to the reimbursement terms described above without modification or acceleration.

The table below provides information regarding expense support payment obligations incurred by the Advisor:

	For the Three	For the Nine
	Months Ended	Months Ended
(in thousands)	September 30, 2014	September 30, 2014
Asset management fees	$186	$290
Other expense support	974	2,227

Total expense support from the Advisor (1)	$1,160	$2,517

(1)	As of September 30, 2014, approximately $361,000 was related to expense support to be reimbursed by the Advisor, and was recorded as due from affiliates on the condensed consolidated balance sheets.

The cumulative amount that is potentially reimbursable to the Advisor pursuant to the expense support agreements was $2.8 million as of September 30, 2014.

9.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of September 30, 2014.

10.	SUBSEQUENT EVENTS

Status of Offering

As of November 5, 2014, the Company had raised gross proceeds of $178.6 million from the sale of 17.9 million shares of its common stock in its public offering, including shares issued under the Company’s distribution reinvestment plan. As of that date, 184.7 million shares remained available for sale pursuant to the Offering, including 52.5 million shares available for sale through the Company’s distribution reinvestment plan.

Distribution Increase

The Company’s board of directors has authorized daily cash distributions at a quarterly rate of $0.1250 per share of common stock for the fourth quarter of 2014, which is an increase of $0.00625 per share, or an increase of 5.3% compared to the prior quarterly cash distribution rate.

Completed Acquisitions

Normal Junction Commerce Center. On October 21, 2014, the Company acquired two industrial buildings totaling approximately 140,000 square feet. These buildings are located in the Phoenix market and are 79% leased to four customers with a weighted-average remaining lease term (based on square feet) of 5.5 years. The total purchase price was $12.5 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $0.2 million to the Advisor in connection with this acquisition.

Mechanicsburg Distribution Center. On October 23, 2014, the Company acquired one industrial building totaling approximately 147,000 square feet. This building is located in the Pennsylvania market and is 100% leased to one customer with a remaining lease term of 5.2 years. The total purchase price was $8.4 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering and borrowings under the Company’s corporate line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $0.2 million to the Advisor in connection with this acquisition.

West Valley Distribution Center II. On October 24, 2014, the Company acquired two industrial buildings totaling approximately 70,000 square feet. These buildings are located in the Seattle / Tacoma market and are 78% leased to seven customers with a weighted-average remaining lease term (based on square feet) of 2.0 years. The total purchase price was $5.9 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering and borrowings under the Company’s corporate line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $0.1 million to the Advisor in connection with this acquisition.

CentrePort Distribution Center. On October 31, 2014, the Company acquired one industrial building totaling approximately 310,000 square feet. This building is located in the Dallas market and is 100% leased to one customer with a remaining lease term of 2.7 years. The total purchase price was $16.7 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering and borrowings under the Company’s corporate line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $0.3 million to the Advisor in connection with this acquisition.

Tacoma Commerce Center. On October 31, 2014, the Company acquired one industrial building totaling approximately 50,000 square feet. This building is located in the Seattle / Tacoma market and is 90% leased to two customers with a weighted-average remaining lease term (based on square feet) of 3.5 years. The total purchase price was $3.4 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering and borrowings under the Company’s corporate line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $0.1 million to the Advisor in connection with this acquisition.

Richmond Distribution Center. On October 31, 2014, the Company acquired one industrial building totaling approximately 245,000 square feet. This building is located in the San Francisco market and is 100% leased to two customers with a weighted-average remaining lease term (based on square feet) of 0.8 years. The total purchase price was $18.4 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering and borrowings under the Company’s corporate line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $0.4 million to the Advisor in connection with this acquisition.

The allocations of the purchase price for each of the completed acquisitions described above have not been completed as of the date of this report and will be based on the Company’s estimate of the fair value determined from all available information. The allocation of the purchase price will be finalized within the measurement period, which will not exceed 12 months from the acquisition date.

Acquisitions Under Contract

8A Distribution Center. On October 15, 2014, the Company entered into a purchase agreement to acquire one industrial building totaling approximately 293,000 square feet located in the New Jersey market. The building is currently partially leased to one customer under a lease that expires in November 2016. The total purchase price is expected to be approximately $23.5 million, exclusive of transfer taxes, due diligence expenses and other closing costs. In connection with the execution of the purchase agreement, the Company deposited $0.5 million into an escrow account. This acquisition is expected to close during the first quarter of 2015, but there can be no assurance the acquisition will be completed.

Dallas Distribution Portfolio. On October 31, 2014, the Company entered into a purchase agreement to acquire three recently completed industrial buildings totaling approximately 1.3 million square feet located in the Dallas market. This portfolio is a recently completed development opportunity in a targeted top-tier industrial market, and is 12% leased to one customer with a remaining lease term of 4.5 years. The total purchase price is expected to be approximately $74.6 million, exclusive of transfer taxes, due diligence expenses and other closing costs. In connection with the execution of the purchase agreement, the Company deposited $2.0 million into an escrow account. This acquisition is expected to close during the fourth quarter of 2014, but there can be no assurance the acquisition will be completed.

Pursuant to the terms of the Advisory Agreement, the Company expects to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of each of the acquisitions under contract described above. The Company plans to fund these acquisitions using proceeds from the Offering and debt financing. The consummation of these acquisitions is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. If the Company does not close on these acquisitions, there are circumstances under which it may forfeit its respective deposits.

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

On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On September 6, 2013, we broke escrow for the Offering, and effectively commenced operations. As of September 30, 2014, we had raised gross proceeds of $152.8 million from the sale of 15.3 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, 187.3 million shares remained available for sale pursuant to the Offering, including 52.6 million shares available for sale through our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for information concerning our initial public offering.

As of September 30, 2014, we owned a portfolio that included 15 industrial buildings totaling approximately 1.9 million square feet in eight major U.S. industrial markets with 35 customers and a weighted-average remaining lease term (based on square feet) of 5.3 years. Our portfolio was 99.6% leased as of September 30, 2014.

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

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or only certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes. As of September 30, 2014, our consolidated debt leverage ratio (calculated as the book value of our debt to total assets) was 18.2%.

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) generally positive growth in U.S. gross domestic product (“GDP”) over the past three years; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) positive net absorption in our targeted markets (the net change in total occupied industrial space); and (v) strong fundamental trends in both population and employment growth. While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population should help drive consumer spending over the longer-term, leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 8% compounded annual growth rate over the past five years. This resurgence in export/import levels has generated increased demand for industrial space in key U.S. logistic markets resulting in 18 consecutive quarters of positive net absorption and providing strong prospects for rent growth over the next several years.

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

RESULTS OF OPERATIONS

Summary of 2014 Activities

During the nine months ended September 30, 2014, we completed the following activities:

•	We raised $148.8 million of gross equity capital from the Offering.

•	We acquired 15 industrial buildings comprising approximately 1.9 million square feet for an aggregate total purchase price of approximately $147.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from the Offering and borrowings under our line of credit.

•	We entered into a $100.0 million revolving credit agreement, as amended, with the ability to expand the commitment up to a maximum aggregate amount of $400.0 million, subject to certain conditions. The revolving credit agreement matures in January 2017.

•	As of September 30, 2014, our portfolio was 99.6% leased.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three and nine months ended September 30, 2014 and 2013 are not directly comparable, nor are our results of operations for the three and nine months ended September 30, 2014 and 2013 indicative of those expected in future periods. We believe that our revenues and operating expenses will continue to increase in future periods as a result of continued growth in our current portfolio and as a result of the additive effect of anticipated future acquisitions of industrial properties.

Results for the Three and Nine months Ended September 30, 2014 Compared to the Same Periods in 2013

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. Same store information is not provided due to the fact that all buildings were acquired during 2014.

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Total revenues	$1,503	$-	$1,503	$2,378	$-	$2,378
Total rental expenses	(381)	-	(381)	(614)	-	(614)

Total net operating income	1,122	-	1,122	1,764	-	1,764

Real estate-related depreciation and amortization	(793)	-	(793)	(1,233)	-	(1,233)
General and administrative expenses	(554)	(87)	(467)	(1,480)	(87)	(1,393)
Organization expenses, related party	-	(40)	40	(17)	(40)	23
Asset management fees, related party	(186)	-	(186)	(290)	-	(290)
Acquisition expenses, related party	(1,638)	-	(1,638)	(2,947)	-	(2,947)
Acquisition expenses	(1,093)	(1)	(1,092)	(1,731)	(1)	(1,730)
Interest expense	(158)	(1)	(157)	(457)	(1)	(456)
Expense support from Advisor	1,160	-	1,160	2,517	-	2,517

Total other	(3,262)	(129)	(3,133)	(5,638)	(129)	(5,509)

Net loss	(2,140)	(129)	(2,011)	(3,874)	(129)	(3,745)
Net loss attributable to noncontrolling interests	-	-	-	-	-	-

Net loss attributable to common stockholders	$(2,140)	$(129)	$(2,011)	$(3,874)	$(129)	$(3,745)

Weighted-average shares outstanding	11,645	80	11,565	5,957	40	5,917

Net loss per common share - basic and diluted	$(0.18)	$(1.61)	$1.43	$(0.65)	$(3.22)	$2.57

Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due to our acquisition activity during the first three quarters of 2014.

Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due to our acquisition activity during the first three quarters of 2014.

In addition, our results of operations for the three and nine months ended September 30, 2014 included the following, which were all due to our acquisition activity during the first three quarters of 2014:

•	acquisition-related expenses, real estate-related depreciation and amortization expense, and asset management fees;

•	general and administrative expenses that primarily consisted of: (i) accounting and legal expenses incurred; (ii) compensation to our independent directors; and (iii) expenses related to directors’ and officers’ insurance;

•	interest expense primarily due to: (i) average net borrowings under the line of credit of $1.1 million and $2.4 million, respectively, for the three and nine months ended September 30, 2014; (ii) amortization of loan costs; and (iii) unused line of credit fees; and

•	expense support from the Advisor pursuant to the Second Amended and Restated Expense Support Agreement.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and nine months ended September 30, 2014, NOI was $1.1 million and $1.8 million, respectively. There was no NOI for the three and nine months ended September 30, 2013. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the three and nine months ended September 30, 2014.

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

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

					For the Period
	For the Three Months		For the Nine Months		From Inception
	Ended September 30,		Ended September 30,		(August 28, 2012) to
(in thousands, except per share data)	2014	2013	2014	2013	September 30, 2014
Net loss	$(2,140)	$(129)	$(3,874)	$(129)	$(4,101)

Net loss per common share	$(0.18)	$(1.61)	$(0.65)	$(3.22)	$(1.82)

Reconciliation of net loss to FFO:
Net loss	$(2,140)	$(129)	$(3,874)	$(129)	$(4,101)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	793	-	1,233	-	1,233

FFO	$(1,347)	$(129)	$(2,641)	$(129)	$(2,868)

FFO per common share	$(0.12)	$-	$(0.44)	$-	$(1.27)

Reconciliation of FFO to Company-defined FFO:
FFO	$(1,347)	$(129)	$(2,641)	$(129)	$(2,868)
Add (deduct) Company-defined adjustments:
Acquisition costs	2,731	1	4,678	1	4,741
Organization costs	-	40	17	40	93

Company-defined FFO	$1,384	$(88)	$2,054	$(88)	$1,966

Company-defined FFO per common share	$0.12	$(1.10)	$0.34	$(2.20)	$0.87

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$1,384	$(88)	$2,054	$(88)	$1,966
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(132)	-	(229)	-	(229)
Organization costs	-	(40)	(17)	(40)	(93)

MFFO	$1,252	$(128)	$1,808	$(128)	$1,644

MFFO per common share	$0.11	$(1.60)	$0.30	$(3.20)	$0.73

Weighted-average shares outstanding	11,645	80	5,957	40	2,259

We believe that: (i) our FFO loss of $1.3 million, or $0.12 per share, as compared to the cash distributions declared in the amount of $1.4 million or $0.11875 per share, for the three months ended September 30, 2014; (ii) our FFO loss of $2.6 million or $0.44 per share, as compared to the cash distributions declared in the amount of $2.1 million, or $0.34375 per share, for the nine months ended September 30, 2014; and (iii) our FFO loss of $2.9 million, or $1.27 per share, as compared to the cash distributions declared of $2.1 million, or $0.56875 per share, for the period from Inception (August 28, 2012) to September 30, 2014, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Cash Distributions” below for details concerning our cash distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are, and will continue to be, net proceeds from the Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor, and cash generated from operating activities. Our principal uses of funds are and will continue to be for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months
	Ended September 30,
(in thousands)	2014	2013
Total cash (used in) provided by:
Operating activities	$(2,417)	$(161)
Investing activities	(149,161)	-
Financing activities	159,455	2,000

Net increase in cash	$7,877	$1,839

Cash used in operating activities during the nine months ended September 30, 2014 was $2.4 million, which primarily related to acquisition-related expenses, rental expenses, and general and administrative expenses as a result of owning and managing the 15 buildings acquired during the nine months ended September 30, 2014.

Cash used in investing activities during the nine months ended September 30, 2014 was $149.2 million, which primarily related to acquisition activity during the nine months ended September 30, 2014.

Cash provided by financing activities during the nine months ended September 30, 2014 was $159.5 million, which primarily related to net proceeds raised from our public offering, as well as to net borrowings under the line of credit during the nine months ended September 30, 2014.

Capital Resources and Uses of Liquidity

In addition to the cash and cash equivalents balance available, our capital sources and uses of liquidity are as follows:

Line of Credit. In January 2014, we entered into a revolving credit agreement, as amended, with an initial aggregate commitment of $100.0 million. We have the ability to expand the commitment up to a maximum aggregate amount of $400.0 million, subject to certain conditions and receiving bank commitments. This line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. This line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of September 30, 2014, we had $30.0 million outstanding under the line of credit with an interest rate of 2.06%; the unused portion was $70.0 million, of which $62.6 million was available.

Offering Proceeds. As of September 30, 2014, the amount of aggregate gross proceeds raised from our Offering was $152.8 million ($135.7 million net of direct selling costs).

Cash Distributions. We intend to accrue and make cash distributions on a quarterly basis. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors authorized daily cash distributions at a quarterly rate of $0.1125 per share of common stock for the Initial Quarter and fourth quarter of 2013 and the first and second quarters of 2014 and $0.11875 per share of common stock for the third quarter of 2014. Our board of directors authorized daily cash distributions at a quarterly rate of $0.1250 per share of common stock for the fourth quarter of 2014, which is an increase of $0.00625 per share, or an increase of 5.3%, compared to the cash distribution rate for the third quarter of 2014.

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

The following table outlines sources used to pay total cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
	Provided by		Proceeds		Proceeds from
	Operating		from Financing		Issuance of		Total
($ in thousands)	Activities (1)		Activities (2)		DRIP Shares (3)		Distributions
2014
September 30	$-	- %	$710	51%	$674	49%	$1,384
June 30	-	-	300	54	258	46	558
March 31	-	-	74	66	38	34	112

Total	$-	- %	$1,084	53%	$970	47%	$2,054

2013
December 31	$-	- %	$29	91%	$3	9%	$32
September 30 (4)	-	-	7	100	-	-	7

Total	$-	- %	$36	92%	$3	8%	$39

(1)	For the quarters ended September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, the Advisor provided expense support of $1.2 million, $0.9 million, $0.5 million and $0.3 million, respectively.
(2)	For the quarters ended September 30, 2014, June 30, 2014 and March 31, 2014, all cash distributions provided by financing activities were funded from debt financings. For the Initial Quarter and the quarter ended December 31, 2013, all cash distributions provided by financing activities were funded through net proceeds from primary shares sold in the Offering.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(4)	The Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

Refer to “Note 6 to the Condensed Consolidated Financial Statements” for further detail on cash distributions.

SUBSEQUENT EVENTS

Status of Offering

As of November 5, 2014, we had raised gross proceeds of $178.6 million from the sale of 17.9 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan. As of that date, 184.7 million shares remained available for sale pursuant to the Offering, including 52.5 million shares available for sale through our distribution reinvestment plan.

Distribution Increase

Our board of directors has authorized daily cash distributions at a quarterly rate of $0.1250 per share of common stock for the fourth quarter of 2014, which is an increase of $0.00625 per share, or an increase of 5.3% compared to the prior quarterly cash distribution rate.

Completed Acquisitions

Normal Junction Commerce Center. On October 21, 2014, we acquired two industrial buildings totaling approximately 140,000 square feet. These buildings are located in the Phoenix market and are 79% leased to four customers with a weighted-average remaining lease term (based on square feet) of 5.5 years. The total purchase price was $12.5 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $0.2 million to the Advisor in connection with this acquisition.

Mechanicsburg Distribution Center. On October 23, 2014, we acquired one industrial building totaling approximately 147,000 square feet. This building is located in the Pennsylvania market and is 100% leased to one customer with a remaining lease term of 5.2 years. The total purchase price was $8.4 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our corporate line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $0.2 million to the Advisor in connection with this acquisition.

West Valley Distribution Center II. On October 24, 2014, we acquired two industrial buildings totaling approximately 70,000 square feet. These buildings are located in the Seattle / Tacoma market and are 78% leased to seven customers with a weighted-average remaining lease term (based on square feet) of 2.0 years. The total purchase price was $5.9 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our corporate line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $0.1 million to the Advisor in connection with this acquisition.

CentrePort Distribution Center. On October 31, 2014, we acquired one industrial building totaling approximately 310,000 square feet. This building is located in the Dallas market and is 100% leased to one customer with a remaining lease term of 2.7 years. The total purchase price was $16.7 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our corporate line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $0.3 million to the Advisor in connection with this acquisition.

Tacoma Commerce Center. On October 31, 2014, we acquired one industrial building totaling approximately 50,000 square feet. This building is located in the Seattle / Tacoma market and is 90% leased to two customers with a weighted-average remaining lease term (based on square feet) of 3.5 years. The total purchase price was $3.4 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our corporate line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $0.1 million to the Advisor in connection with this acquisition.

Richmond Distribution Center. On October 31, 2014, we acquired one industrial building totaling approximately 245,000 square feet. This building is located in the San Francisco market and is 100% leased to two customers with a weighted-average remaining lease term (based on square feet) of 0.8 years. The total purchase price was $18.4 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our corporate line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $0.4 million to the Advisor in connection with this acquisition.

Acquisitions Under Contract

8A Distribution Center. On October 15, 2014, we entered into a purchase agreement to acquire one industrial building totaling approximately 293,000 square feet located in the New Jersey market. The building is currently partially leased to one customer under a lease that expires in November 2016. The total purchase price is expected to be approximately $23.5 million, exclusive of transfer taxes, due diligence expenses and other closing costs. In connection with the execution of the purchase agreement, we deposited $0.5 million into an escrow account. This acquisition is expected to close during the first quarter of 2015, but there can be no assurance the acquisition will be completed.

Dallas Distribution Portfolio. On October 31, 2014, we entered into a purchase agreement to acquire three recently completed industrial buildings totaling approximately 1.3 million square feet located in the Dallas market. This portfolio is a recently completed development opportunity in a targeted top-tier industrial market, and is 12% leased to one customer with a remaining lease term of 4.5 years. The total purchase price is expected to be approximately $74.6 million, exclusive of transfer taxes, due diligence expenses and other closing costs. In connection with the execution of the purchase agreement, we deposited $2.0 million into an escrow account. This acquisition is expected to close during the fourth quarter of 2014, but there can be no assurance the acquisition will be completed.

Pursuant to the terms of the Advisory Agreement, we expect to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of each of the acquisitions under contract described above. We plan to fund these acquisitions using proceeds from the Offering and debt financing. The consummation of these acquisitions is subject to our completion of due diligence and various closing conditions to be met by the parties. If we do not close on these acquisitions, there are circumstances under which we may forfeit our respective deposits.

CONTRACTUAL OBLIGATIONS

See “Note 4 to the Condensed Consolidated Financial Statements” related to our borrowings under our line of credit as of September 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. As of September 30, 2014, our critical accounting estimates have not changed from those described in our 2013 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to primarily borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2014, our debt instruments were comprised of borrowings under our line of credit.

Variable Interest Rate Debt. As of September 30, 2014, our consolidated variable interest rate debt consisted of borrowings under our line of credit, which represented 100% of our total consolidated debt. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of September 30, 2014, we were exposed to market risks related to fluctuations in interest rates on $30.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2014, would change our annual interest expense by approximately $4,800.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the revised risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2013 Form 10-K.

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

We may have difficulty funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in this offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees by the Advisor or from expense support provided by the Advisor, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of your investment by creating future liabilities, reducing the return on your investment or otherwise.

Until the proceeds from this offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to you. Therefore, particularly in the earlier part of this offering, we have funded and may continue to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in this offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, or interest income from our cash balances. However, there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the year ended December 31, 2013 and the nine months ended September 30, 2014, 100% of our total distributions were funded from sources other than cash flows from operating activities, specifically 92% and 53%, respectively, were funded with proceeds from financing activities, which consisted of net proceeds from primary shares sold in this offering with respect to the year ended December 31, 2013 and debt financings with respect to the nine months ended September 30, 2014, and 8% and 47%, respectively, were funded with proceeds from the issuance of shares under our distribution reinvestment plan, or DRIP shares, as so elected by certain stockholders. Further, for the period from inception (August 28, 2012) to June 30, 2014, our total distributions declared exceeded our FFO.

The use of these sources for distributions and the ultimate repayment of any liabilities incurred, as well as the payment of distributions in excess of our FFO could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock, which would be reflected when we establish a value per share. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted tax basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted tax basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted tax basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute your investment in shares of our common stock.

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

As of September 30, 2014, we had raised gross offering proceeds from the Offering of $152.8 million. The table below summarizes the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

For the Period
from Inception
(August 28, 2012) to
(in thousands)	September 30, 2014
Sales commissions (1)	$10,373
Dealer manager fees (1)	3,751
Offering costs (2)	2,947

Total direct selling costs	$17,071

Offering proceeds, net of direct selling costs	$135,719

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager, and a substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	As of September 30, 2014, the Advisor had incurred $8.2 million of offering costs, all of which were paid directly by the Advisor on behalf of the Company. The Company has reimbursed the Advisor for $2.9 million of offering costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

As of September 30, 2014, we had acquired 15 industrial buildings totaling approximately 1.9 million square feet for an aggregate total purchase price of approximately $147.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. As of September 30, 2014, we had paid $1.8 million in acquisition-related expenses.

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

As of September 30, 2014, we had not received any eligible redemption requests nor redeemed any shares of our common stock.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

November 12, 2014	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

November 12, 2014	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 on to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.2	Share Redemption Program, dated August 8, 2013. Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.1	Purchase and Sale Agreement and Joint Escrow Instructions, dated April 8, 2014, by and between IPT Acquisitions LLC and ProLogis-A4 FL I LLC. Incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.2	Purchase and Sale Agreement, dated as of May 13, 2014, between TPRF III/Rialto Industrial, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.3	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2014, by and between IPT Acquisitions LLC and Palmtree Acquisition Corporation. Incorporated by reference to Exhibit 10.22 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.4	Purchase and Sale Agreement, dated June 6, 2014, by and between Kylie Capital LLC and IPT Acquisitions LLC Incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.5	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated October 14, 2014 by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2014.

10.6	Amended and Restated Advisory Agreement, dated July 16, 2014, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2014.

10.7	Purchase and Sale Agreement, dated July 29, 2014, by and between Baird Investment Company, Frederick C. Mansfield, Trustee of the Sylvia Baldwin Mansfield Trust, dated November 21, 1975, as amended and restated and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.24 to the Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.8	Purchase and Sale Agreement, dated August 5, 2014, by and between Avera Development, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.25 to the Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.9	Agreement of Sale, dated September 5, 2014, by and between IAC 1000 County Line L.L.C. and IPT O’Hare DC LLC. Incorporated by reference to Exhibit 10.26 to the Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

EXHIBIT NUMBER	DESCRIPTION
10.10	Purchase and Sale Agreement, dated September 5, 2014, by and between CRP-3 BWIC I, LLC and CRP-3 BWIC II, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.27 to the Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.11	Purchase and Sale Agreement, dated September 16, 2014, by and between Elgin Realty Company, LLP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.28 to the Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.