Form 10-K
period 2014-12-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2015-03-05
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55376

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

Common Stock, $0.01 Par Value

(Title of Each Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 cannot be calculated because no established market exists for the registrant’s common stock.

As of February 26, 2015, there were 29.2 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2015.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise capital in our initial public offering and effectively deploy the proceeds in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), Industrial Property Advisors LLC (the “Advisor”), and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to qualify as a REIT.

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

The Company

Industrial Property Trust Inc. is a Maryland corporation formed on August 28, 2012 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. As used herein, the terms “Industrial Property Trust,” “IPT,” the “Company”, “we,” “our,” or “us” refer to Industrial Property Trust Inc. and its consolidated subsidiaries, except where otherwise indicated.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Industrial Property Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership of which we are the sole general partner and a limited partner.

On July 24, 2013, we commenced an initial public offering (the “Offering”) of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. As of December 31, 2014, we had raised gross proceeds of $228.9 million from the sale of 22.9 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, 179.6 million shares remained available for sale pursuant to the Offering, including 52.5 million shares available for sale through our distribution reinvestment plan.

Prior to the Offering, our sole investor was the Advisor, which purchased 20,000 shares of our common stock. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 11 to the Consolidated Financial Statements” for additional information.

We rely on the Advisor to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of an amended and restated advisory agreement (the “Advisory Agreement”), dated July 16, 2014, by and among us, the Operating Partnership, and the Advisor. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from the Offering, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

As of December 31, 2014, our consolidated real estate portfolio included 41 industrial buildings totaling approximately 5.8 million square feet located in 12 markets throughout the U.S., with 93 customers having a weighted-average remaining lease term (based on square feet) of 4.9 years. Of the 41 industrial buildings we owned and managed as of December 31, 2014:

•	34 industrial buildings totaling approximately 4.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 98% occupied and leased. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•	7 industrial buildings totaling approximately 1.5 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

During 2014, we acquired 41 buildings comprising approximately 5.8 million square feet for an aggregate total purchase price of approximately $409.8 million. We funded these acquisitions with proceeds from the Offering and our corporate line of credit. See “Note 3 to the Consolidated Financial Statements” for additional information regarding our 2014 acquisitions.

We currently operate as one reportable segment comprised of industrial real estate. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” for further details concerning our operating results and Item 2, “Properties,” for further details concerning our portfolio.

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

Investment Strategy

We will continue to focus our investment activities on and use the proceeds raised in the Offering principally for building a national industrial warehouse operating company. Our investment activities include the acquisition, development, and/or financing of income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean investment grade, and it is anticipated that much of our portfolio will be comprised of non-investment grade customers. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market and economic information that is generally publicly available.

The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the Offering in other types of commercial property or real estate-related debt. As of December 31, 2014, our portfolio was comprised entirely of industrial properties (see Item 2, “Properties,” for further detail).

Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by the Advisor and our board of directors. Real estate assets in which we may invest may be acquired or developed either directly by us or through joint ventures or other co-ownership arrangements with affiliated or unaffiliated third parties, and may include: equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. Subject to the 25% limitation described above, we may invest in any of these asset classes, including those that present greater risk than industrial. We recently entered into a joint venture with a third party to invest in industrial properties which are expected to be comprised of approximately (i) 80% development investments and (ii) 20% core and value-add investments.

Financing Objectives

We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. While a large percentage of our debt financings may typically be comprised of long-term, fixed rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. We have sourced, and may continue to source, institutional or other capital through joint venture or other co-partnerships to help diversify risk associated with development and value-add opportunities. See Item 1A, “Risk Factors—Risks Related to Debt Financing” for further detail.

Business Strategy

We seek to provide income in the form of regular cash distributions to our stockholders by generating sustained internal growth in rental income. The keys to long-term rental income growth are maintaining a stabilized occupancy rate (generally above 90%) through active leasing efforts, negotiating contractual rent increases on existing leases and renewals on expiring leases, cultivating strong customer relationships, and controlling operating expenses.

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

The market for the leasing of industrial real estate is also very competitive. We experience competition for customers from other existing assets in proximity to our buildings, as well as from proposed new developments. As a result, we may have to provide free rental periods, incur charges for tenant improvements, or offer other inducements, all of which may have an adverse impact on our results of operations.

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2014, there were no customers that individually represented more than 10% of total annualized base rent, and our 10 largest customers represented approximately 38.5% of total annualized base rent. We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

Conflicts of Interest

We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the

Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities sponsored or advised by affiliates of the Sponsor, including Industrial Income Trust Inc. (“IIT”), Dividend Capital Diversified Property Fund Inc. (“DPF”) and those in which Sponsor-affiliated or related entities own interests, may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors – Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

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

Employees

We have no employees. Pursuant to the terms of the Advisory Agreement, the Advisor assumes principal responsibility for managing our affairs and we compensate the Advisor for certain services.

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

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives; the prior performance of other Sponsor affiliated entities may not be an accurate barometer of our future results.

We have a limited operating history and we may not be able to achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, stockholders should not rely on the past performance of investments by other Sponsor affiliated entities to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of other Sponsor affiliated programs in the past, present, and future.

There is no public trading market for the shares of our common stock; therefore it will be difficult for our stockholders to sell their shares of common stock.

There is no current public market for the shares of our common stock and we have no obligation or current plans to apply for listing on any public securities market. We have a share redemption program, but it is limited in terms of the amount of shares which may be redeemed over a 12-month period. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Even if our stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for any shares of our common stock to be less than what our stockholders paid, less than their proportionate value of the assets we own and less than the amount our stockholders would receive on any liquidation of our assets. This may be the result, in part, of the fact that the amount of funds available for investment were reduced by funds used to pay sales commissions, dealer manager fees and acquisition and other fees payable to the Advisor and other related parties. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, our stockholders may not be able to sell their shares without incurring a substantial loss. Also, upon the occurrence of a Liquidity Event (as defined in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”), including but not limited to listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); a sale, merger, or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration, or our liquidation, our stockholders may receive less than what they paid for their shares. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Because of the illiquid nature of our shares, our stockholders should consider our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

The Offering is a “blind pool” offering and stockholders will not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.

Our stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments that we have not yet identified prior to purchasing shares of our common stock. Stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. We may invest in any asset class, including those that present greater risk than industrial. Because stockholders cannot evaluate our future investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder stockholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more in the Offering, we will make fewer additional investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

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

Because the Advisor and Dividend Capital Securities LLC (the “Dealer Manager”) are affiliates of, or otherwise related to, the Sponsor, stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an independent underwriter in connection with a securities offering. This lack of an independent due diligence review and investigation increases the risk of the stockholders’ investment.

We are required to pay substantial compensation to the Advisor and its affiliates or related parties, which may be increased or decreased during the Offering or future offerings by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we are required to pay to the Advisor and its affiliates or related parties may increase or decrease during the Offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

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

Stockholders have experienced dilution in the net tangible book value of their shares of our common stock equal to the offering costs associated with their shares.

Stockholders who have purchased shares of our common stock in the Offering have incurred immediate dilution equal to the costs of the Offering associated with the sale of their shares. This means that investors who have purchased shares of our common stock paid a price per share that exceeded the amount available to us to purchase assets and therefore, the value of these assets upon purchase.

We may use the most recent price paid to acquire a share in the Offering as the estimated value of our shares until we are required to disclose an estimated per share value of our common stock. We may determine to disclose an estimated per share value of our common stock prior to or following the conclusion of the Offering and the purchase price stockholders pay for shares of our common stock in the Offering may be higher than such estimated per share value. The estimated per share value may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that have participated in the Offering, pursuant to FINRA Rule 2310, we will disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our common stock was deemed to be $10.00 per share as of December 31, 2014. The basis for this valuation is the fact that this was the most recent primary share offering price in the Offering to third-party investors through arms-length transactions. We expect to continue to use the most recent primary share offering price as the estimated per share value. We also expect to disclose an estimated per share value of our common stock based upon a valuation determined by an independent valuation firm no later than November 14, 2015. The SEC has approved an amendment to National Association of Securities Dealers (“NASD”) Conduct Rule 2340, which sets forth the obligations of FINRA members to provide per share values in customer account statements. In connection with the disclosure of a new estimated per share value of our common stock, our board of directors may determine to modify the offering price of our shares and may also modify the price at which shares will be redeemed pursuant to our share redemption program. The purchase price stockholders pay for shares of our common stock may be higher than such estimated per share value. The estimated per share value of $10.00 represents the most recent price at which most investors were willing to purchase shares in the Offering, but it is likely to differ from the price that a stockholder would receive upon a resale of its shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offerings is net of sales commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

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

The actual value of shares that we repurchase under our share redemption program may be substantially less or more than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death or disability. As described below, the offering price of primary shares of our common stock in the Offering was arbitrarily determined. Although the offering price represents the most recent price at which most investors are willing to purchase such shares, it will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at or below the offering price, the actual value of the shares that we repurchase may be less, and the repurchase could be dilutive to our remaining stockholders.

We may have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees by the Advisor or from expense support provided by the Advisor, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment by creating future liabilities, reducing the return on their investment or otherwise.

Until the proceeds from the Offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. Therefore, particularly in the earlier part of the Offering, we have funded and may continue to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, or interest income from our cash balances. However, there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. We have relied on and expect to continue to rely on cash resulting from expense support from the Advisor to help fund our distributions, pursuant to the expense support agreement that is described in “Note 10 to the Consolidated Financial Statements.” The agreement expires on June 30, 2015 and the Advisor is not obligated to extend or renew the agreement. If the agreement terminates, it could adversely impact our ability to pay distributions. For the years ended December 31, 2014 and 2013, 100% of our total distributions were funded from sources other than cash flows from operating activities, specifically 52% and 92%, respectively, were funded with proceeds from financing activities, which consisted of debt financings with respect to the year ended December 31, 2014 and net proceeds from primary shares sold in the Offering with respect to the year ended December 31, 2013, and 48% and 8%, respectively, were funded with proceeds from the issuance of shares under our distribution reinvestment plan, or DRIP shares, as so elected by certain stockholders. Further, for the period from inception (August 28, 2012) to December 31, 2014, our total distributions declared exceeded our Funds from Operations (“FFO”). Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of FFO, as well as a detailed reconciliation of our net loss to FFO.

The use of these sources for distributions and the ultimate repayment of any liabilities incurred, as well as the payment of distributions in excess of our FFO could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock, which would be reflected when we establish an estimated per share value of our common stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted tax basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

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

The Sponsor, the holder of the Special Units, may be entitled to receive a cash payment upon dispositions of the Operating Partnership’s assets and/or redemption of the Special Units upon the earliest to occur of (i) the termination or non-renewal of the Advisory Agreement, upon a merger or sale of assets or other transaction in which the directors then in office are replaced or removed, by the Advisor for good reason, or by us or the Operating Partnership other than for cause, or (ii) a Liquidity Event. Such payments will reduce cash available for distribution to our stockholders and may negatively affect the value of our shares of common stock upon consummation of a Liquidity Event. Furthermore, if Special Units are redeemed pursuant to the termination of the Advisory Agreement, there will not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.

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

At some point in the future, we may internalize the functions performed for us by the Advisor, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a Liquidity Event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire the Advisor or its assets, including its existing workforce. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock, which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the Sponsor. Such costs also may limit or preclude our ability to successfully achieve a Liquidity Event. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.

If another investment program, whether sponsored by our Sponsor or otherwise, hires the current executives or key personnel of the Advisor in connection with an internalization transaction or otherwise, or if we were to internalize our management but cannot retain some or all of our current executives or key personnel of the Advisor, our ability to conduct our business may be adversely affected.

We rely on key personnel of the Advisor to manage our day-to-day operating and acquisition activities. In addition, all of our current executives and other key personnel of the Advisor provide services to one or more other investment programs, including other public investment programs sponsored or advised by affiliates of our Sponsor. These programs or third parties may decide to retain or hire some or all of our current executives and the Advisor’s other key personnel in the future through an internalization transaction or otherwise. If this occurs, we may not be able to retain some or all of our current executives and other key personnel of the Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business. If we were to effectuate an internalization of the Advisor, we may not be able to retain all of the current executives and the Advisor’s other key personnel or to maintain a relationship with our Sponsor, which also may adversely affect our ability to conduct our business.

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

The geographic concentration of our properties in certain markets makes our business vulnerable to adverse conditions in those markets.

Because of the geographic concentration of certain of our properties, we may be vulnerable to adverse conditions, including general economic conditions, increased competition, real estate conditions, terrorist attacks, potential impacts from labor disputes at California or other ports, earthquakes and wildfires, and other natural disasters occurring in such markets. As of December 31, 2014, 10% or more of our current total annualized base rent was produced by four markets, including Portland, Atlanta, Baltimore/D.C. and Chicago at 16.0%, 15.6%, 13.7% and 13.1%, respectively. In addition, we cannot assure our stockholders that the markets in which our properties are located will continue to grow or remain favorable to the industrial real estate industry.

We are dependent on customers for revenue and our inability to lease our properties or to collect rent from our customers will adversely affect our results of operations and returns to our stockholders.

Our revenues from property investments depend on the creditworthiness of our customers and will be adversely affected by the loss of or default by significant lessees. Much of our customer base is presently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Lease payment defaults by customers could cause us to reduce the amount of distributions to stockholders and could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.

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

We generally plan to hold cash in permitted liquid investments. Subject to applicable REIT rules, such investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Continuous or unusual declines in the financial markets may result in a loss of some or all of these funds. In particular, during times of economic distress, money market funds have experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, income from these investments is minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We will seek to diversify our excess cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation generally only insures amounts up to $250,000 per depositor per insured bank. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions substantially in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We could become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds which would negatively impact our business.

Our securities are sold primarily through the independent broker dealer channel (i.e., U.S. broker dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations, such as FINRA, adopt rules, subject to approval by the SEC that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker dealers.

As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker dealer channel for non-traded REITs, and accordingly we may face increased difficulty in raising capital in the Offering. If we are unable to raise substantial additional funds in the Offering, the number and type of investments we may make will be limited, which would negatively impact our overall business plan. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation, distracting to our management and may negatively impact our ability to raise capital.

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

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, listing, redemptions and distributions. Our board of directors may amend or revise these and other policies without providing notice to or obtaining the consent of our stockholders, which could result in investments that are different than those described in our prospectus. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and stockholders disagree as to what course of action is in our stockholders’ best interests.

Certain provisions in the partnership agreement of our Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control.

Provisions in the partnership agreement of our Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or changes of our control. These provisions include, among others:

•	redemption rights of qualifying parties;

•	a requirement that we may not be removed as the general partner of the operating partnership without our consent;

•	transfer restrictions on our OP Units;

•	our ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or a change of our control, although some stockholders might consider such proposals, if made, desirable. Our charter and bylaws, the partnership agreement of our Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control of us that might involve a premium price for our common stock or that our stockholders otherwise might believe to be in their best interests.

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

When we invest in a limited partnership as a general partner, we could be responsible for all liabilities of such partnership.

We have invested, and may continue to invest, in limited partnership entities through joint ventures or other co-ownership arrangements, in which we acquire all or a portion of our interest in such partnership as a general partner. Such general partner status could expose us to all the liabilities of such partnership. Additionally, we may take a non-managing general partner interest in the limited partnership, which would limit our rights of management or control over the operation of the partnership, expose our investment to increased risks, make us potentially liable for all liabilities of the partnership and reduce our stockholders’ returns. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may be greater than the amount or value of our initial, or then current, investment in the entity.

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

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We issued additional shares of common stock as a stock dividend to stockholders of record for the first three quarters of 2014, which may dilute the value of the shares. In addition, we may issue additional shares of common stock, without stockholder approval, at a price which could dilute the value of existing stockholders’ shares. In addition, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue a total of 1.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 1.5 billion shares are designated as common stock and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

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

We are subject to risks generally incident to the ownership of property including changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions and other factors particular to the locations of the respective property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or a rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.

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

Our results of operations depend substantially on our ability to lease the areas available in the properties that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase rental rates and force us to lower rental rates and/or offer customer incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our ability to make distributions, could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

•	Economic downturn and turmoil in the financial markets may preclude us from leasing our properties or increase the vacancy level of our assets;

•	Periods of increased interest rates could result in, among other things, an increase in defaults by customers, a decline in our property values, and make it more difficult for us to dispose of our properties at an attractive price;

•	Rising vacancy rates for commercial property, particularly in large metropolitan areas;

•	Our inability to attract and maintain quality customers;

•	Default or breaches by our customers of their contractual obligations;

•	Increases in our operating costs, including the need for capital improvements;

•	Increases in the taxes levied on our business; and

•	Regulatory changes affecting the real estate industry, including zoning rules.

We anticipate that our investments in real estate assets will continue to be concentrated in industrial properties, and the demand for industrial space in the U.S. is related to the level of economic activity. Accordingly, reduced economic activity may lead to lower occupancy and/or rental rates for our properties.

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

Risks related to the development of properties may have an adverse effect on our results of operations and returns to our stockholders.

The risk associated with development and construction activities carried out by real estate companies like ours include, among others, the following:

•	Long periods of time may elapse between the commencement and the completion of our projects;

•	Construction and development costs may exceed original estimates;

•	The developer/builder may be unable to index costs or receivables to inflation indices prevailing in the industry;

•	The level of interest of potential customers for a recently launched development may be low;

•	There could be delays in obtaining necessary permits;

•	The supply and availability of construction materials and equipment may decrease and the price of construction materials and equipment may increase;

•	Construction and sales may not be completed on time, resulting in a cost increase;

•	It may be difficult to acquire land for new developments or properties;

•	Labor may be in limited availability

•	Changes in tax, real estate and zoning laws may be unfavorable to us; and

•	Unforeseen environmental or other site conditions.

In addition, our reputation and the construction quality of our real estate developments, whether operated individually or through partnerships, may be determining factors for our ability to lease space and grow. The timely delivery of real estate projects and the quality of our developments, however, depend on certain factors beyond our full control, including the quality and timeliness of construction materials delivered to us and the technical capabilities of our contractor. If one or more problems affect our real estate developments, our reputation and future performance may be negatively affected and we may be exposed to civil liability. Companies in the real estate industry, including us, depend on a variety of factors outside of their control to build, develop and operate real estate projects. These factors include, among others, the availability of market resources for financing, land acquisition and project development. Any scarcity of market resources, including human capital, may decrease our development capacity due to either difficulty in obtaining credit for land acquisition or construction financing or a need to reduce the pace of our growth. The combination of these risks may adversely affect our revenues, results of operations and financial condition and our ability to make distributions to you and the value of your investment.

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

We have entered, and may continue to enter, into joint ventures with third parties, including entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

We compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract customers to properties we already own, including with entities sponsored or advised by affiliates of our Sponsor, IIT and DPF. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

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

The financial results of our customers can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence. An economic downturn can be expected to negatively impact all of these factors, some to a greater degree than others.

In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economy or otherwise, could result in a reduction in customer performance and consequently, adversely affect us.

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

Our activities are subject to federal, state and municipal laws, and to regulations, authorizations and license requirements with respect to, among other things, zoning, environmental protection and historical heritage, all of which may affect our business. We may be required to obtain licenses and permits with different governmental authorities in order to acquire and manage our assets.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which generally took effect in 2011, contains a sweeping overhaul of the regulation of U.S. financial institutions and financial markets. Key provisions of the Dodd-Frank Act require extensive rulemaking by the SEC and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.

Various rules currently in effect under the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities.

For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provides for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities, and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.

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

Our properties are subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, our customers may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, we will generally be responsible for property taxes related to any vacant space.

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

We have, and intend to continue to, invest in properties historically used for industrial, manufacturing and commercial purposes. Some of our properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties and future property acquisitions may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties and future property acquisitions may be on or adjacent to or near other properties upon which others, including former owners or customers of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

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

Our properties are generally subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Nonetheless, an environmental liability that could have a material adverse effect on our business, financial condition or results of operations taken as a whole, may exist at the time of acquisition or may arise in the future, with respect to any properties that we acquire. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, it is possible that (i) future laws, ordinances or regulations may impose a material environmental liability or (ii) the then current environmental condition of the properties that we acquire may be affected by customers, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

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

We may invest outside of the U.S., most likely in Mexico or Canada, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in property located outside of the U.S., in addition to risks inherent in an investment in real estate generally discussed herein, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO DEBT FINANCING

We intend to continue to incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities.

Generally speaking, the preceding limitation provides for borrowings of up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, we expect to need to borrow capital for acquisitions, the improvement of our properties, and for other purposes. Under current or future market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

We may use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Any settlement charges incurred to terminate unused derivative instruments may result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

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

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans, like other loans secured directly or indirectly by property, are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. Any such losses with respect to our investments in bridge loans could have an adverse effect on our results of operations and financial condition.

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

Some of our debt related investments may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated debt investments, in addition to risks inherent in debt investments as generally discussed herein, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

The success of our real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders.

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

All of the Advisor’s management personnel, other personnel, affiliates and related parties may also provide services to other Sponsor affiliated entities and related parties, including, but not limited to, IIT and DPF. We are not able to estimate the amount of time that such management personnel, other personnel, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other personnel, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. Accordingly, there is a risk that the Advisor’s affiliates and related parties may not devote adequate time to our business activities and the Advisor may not be able to hire adequate additional personnel.

The Advisor and its affiliates and related parties, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us, other Sponsor affiliated entities and related parties and joint venture partners or co-owners, which could result in actions that are not in our stockholders’ best interests.

The Advisor and its affiliates and related parties receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Public offerings of equity by us, which allow the Dealer Manager to earn additional dealer manager fees and the Advisor to earn increased acquisition fees and asset management fees;

•	Property dispositions, which allow the Advisor to earn additional asset management fees and distributions from sales;

•	Property acquisitions from third parties or Sponsor affiliated entities or related parties, which may allow the Advisor or its affiliates or related parties to earn additional acquisition, asset management and other fees;

•	Investment opportunities, which may result in more compensation to Sponsor affiliated entities or related parties if allocated to other programs or business ventures instead of us; and

•	Various liquidity events.

Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to Dividend Capital Property Management LLC (the “Property Manager”) would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, the Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Advisor or its affiliates or related parties may receive various fees for providing services to any joint venture in which we invest, including but not limited to an asset management fee, with respect to the proportionate interest in the properties held by our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates or related parties, other Sponsor affiliated entities and related parties and other business ventures could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay them distributions or result in a decline in the value of their investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Sponsor affiliated entities and related parties devote to us may be diverted and we may face additional competition due to the fact that Sponsor affiliated entities and related parties are not prohibited from raising money for another entity that makes the same types of investments that we target.

Sponsor affiliated entities and related parties are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate public offerings for two other entities sponsored or advised by affiliates of our Sponsor. In addition, we may compete with other entities sponsored or advised by affiliates of our Sponsor, including, but not limited to, IIT and DPF, for the same investors and investment opportunities.

We may co-invest or joint venture an investment with a Sponsor affiliated entity or related party.

We may also co-invest or joint venture with other Sponsor affiliated entities and related parties. Even though all such co-investments will be subject to approval by a majority of our board of directors, including a majority of our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party. In addition, we may share control with or cede control of the venture to the Sponsor affiliated entity or related party and decisions could be made that are not in our best interests.

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

The fees we pay to the Advisor and its affiliates and related parties in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Substantial fees will be paid to the Advisor, the Dealer Manager and other affiliates and related parties of the Advisor for services they provide to us in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments. None of these arrangements were determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We will compete with entities sponsored or advised by affiliates of our Sponsor for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.

We will compete with entities sponsored or advised by affiliates of the Sponsor, whether existing or created in the future, for opportunities to acquire, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as entities sponsored or advised by affiliates of our Sponsor are buying, financing or selling properties. In this regard, there is a risk that the Advisor will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of our Sponsor. Certain entities sponsored or advised by affiliates of our Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by entities sponsored or advised by affiliates of our Sponsor. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by entities sponsored or advised by affiliates of our Sponsor and these conflicts of interest may have a negative impact on our ability to attract and retain customers. We and IIT have adopted lease allocation guidelines to assist with the process of the allocation of leases when we and IIT have potentially competing properties with respect to a particular tenant. Pursuant to the lease allocation guidelines, if we have an opportunity to bid on a lease with a prospective tenant and IIT has a potentially competing property, then, under certain circumstances, both we and IIT will be permitted to participate in the bidding process. The lease allocation guidelines are overseen by a joint management committee consisting of our management committee and IIT’s management committee.

The Sponsor and the Advisor have agreed, subject to changes approved by the Conflicts Resolution Committee, that if an investment is equally suitable for IIT and us, until such time as all of the proceeds from the Offering have been fully invested and except as noted below, we will have priority over IIT with respect to: (i) industrial properties (including all new stabilized, value add, and forward commitment opportunities, collectively “Core Industrial Investment Opportunities”) located in the U.S. or Mexico; (ii) debt investments related to industrial properties located in the U.S. or Mexico; and (iii) development of industrial properties (including all new speculative and build-to-suit opportunities, collectively, “Industrial Development Opportunities”) located in the U.S. or Mexico. When, from time to time, IIT has additional capital to deploy (either through the sale of assets or otherwise) into Core Industrial Investment Opportunities or Industrial Development Opportunities, our CEO and regional Managing Directors (who currently serve in similar positions at IIT) will determine in their sole discretion for which program the investment is most suitable by utilizing the following allocation factors:

•	Overall investment objectives, strategy and criteria, including product type and style of investing (for example, core, core plus, value add and opportunistic);

•	The general real property sector or debt investment allocation targets of each program and any targeted geographic concentration;

•	The cash requirements of each program;

•	The strategic proximity of the investment opportunity to other assets;

•	The effect of the acquisition on diversification of investments, including by type of property, geographic area, customers, size and risk;

•	The policy of each program relating to leverage of investments;

•	The effect of the acquisition on loan maturity profile;

•	The effect on lease expiration profile;

•	Customer concentration;

•	The effect of the acquisition on ability to comply with any restrictions on investments and indebtedness contained in applicable governing documents, SEC filings, contracts or applicable law or regulation;

•	The effect of the acquisition on the applicable entity’s intention not to be subject to regulation under the Investment Company Act of 1940 (the “Investment Company Act”);

•	Legal considerations, such as Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Foreign Investment in Real Property Tax Act (“FIRPTA”), that may be applicable to specific investment platforms;

•	The financial attributes of the investment;

•	Availability of financing;

•	Cost of capital;

•	Ability to service any debt associated with the investment;

•	Risk return profiles;

•	Targeted distribution rates;

•	Anticipated future pipeline of suitable investments;

•	Expected holding period of the investment and the applicable entity’s remaining term;

•	Whether the applicable entity still is in its fundraising and acquisition stage, or has substantially invested the proceeds from its fundraising stage;

•	Whether the applicable entity was formed for the purpose of making a particular type of investment;

•	Affiliate and/or related party considerations;

•	The anticipated cash flow of the applicable entity and the asset;

•	Tax effects of the acquisition, including on REIT or partnership qualifications;

•	The size of the investment; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.

Any such determinations will be reported, at least quarterly, to our Conflicts Resolution Committee in order to evaluate whether we are receiving an appropriate share of opportunities.

In addition, DPF has priority over us and IIT (collectively, “IPT/IIT”) for all other non-industrial real estate or non-industrial debt investment opportunities until such time as it is no longer engaged in a public offering and all of the proceeds from its public offerings have been fully invested. Further, in recognition of the fact that DPF may look to acquire industrial properties and industrial debt investments and has a separate day-to-day acquisition team, the Sponsor and the Advisor have agreed, subject to changes approved or required by our Conflicts Resolution Committee, that (i) if an industrial property or industrial debt opportunity is a widely-marketed, brokered transaction, DPF, on the one hand, and IPT/IIT, on the other hand, may simultaneously and independently pursue such transaction, and (ii) if an industrial property or industrial debt opportunity is not a widely-marketed, brokered transaction, then, as between DPF, on the one hand, and IPT/IIT, on the other hand, the management team and employees of each company generally are free to pursue any such industrial property or industrial debt opportunity at any time, subject to certain allocations if non-widely-marketed transactions are first sourced by certain shared employees, managers or directors.

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

We have operated and have elected to be treated as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. Although we do not intend to request a ruling from the Internal Revenue Service (the “IRS”), as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with the Offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we believe we have operated in such a manner as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

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

To obtain the favorable tax treatment accorded to REITs, in addition to other qualification requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be invested in acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. It is possible that we might not always be able to continue to make distributions sufficient to meet the annual distribution requirements required to maintain our REIT status, avoid corporate tax on undistributed income and/or avoid the 4% excise tax. From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our value.

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

Recharacterization of transactions related to potential private placements by the Operating Partnership could result in a 100% tax on income from prohibited transactions, which would diminish our cash distributions to our stockholders.

The IRS could recharacterize transactions related to private placements by the Operating Partnership such that the Operating Partnership could be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by the Operating Partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected.

Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than five percent of the value of our outstanding common stock. We are not currently traded on an established securities market.

We may enter into certain hedging transactions which may have a potential impact on our REIT status.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Income and gain from “hedging transactions” that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the gross income and asset tests that apply to REITs. Moreover, any income from a transaction entered into primarily to manage risk of currency fluctuations with respect to any item of income that would be qualifying REIT income under the REIT gross income tests, and any gain from the unwinding of any such transaction, does not constitute gross income for purposes of the REIT annual gross income tests. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions may not be treated as qualifying income for purposes of the REIT gross income tests, and might also give rise to an asset that does not qualify for purposes of the REIT asset tests.

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

We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because, if we have any securities that are considered to be investment securities held by an entity, then we will seek to assure that holdings of investment securities in such entity will not exceed 40% of the total assets of that entity as calculated under the Investment Company Act. In order to operate in compliance with that standard, each entity may be required to conduct its business in a manner that takes account of these provisions. We, the

Operating Partnership, or a subsidiary could be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the 40% test. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the 40% test.

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

ERISA RISKS

If our assets are deemed to be ERISA plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, our stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on our stockholders’ investment and our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2014, our consolidated real estate portfolio included 41 industrial buildings totaling approximately 5.8 million square feet located in 12 markets throughout the U.S., with 93 customers having a weighted-average remaining lease term (based on square feet) of 4.9 years. Of the 41 industrial buildings we owned and managed as of December 31, 2014:

•	34 industrial buildings totaling approximately 4.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 98% occupied and leased. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•	7 industrial buildings totaling approximately 1.5 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.

Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our consolidated portfolio by building type as of December 31, 2014:

Building Type	Description	Percent of Total Rentable Square Feet
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	66.9%
Light industrial	Building size of 75,000 to 150,000 square feet, single or multi-customer	33.1

		100.0%

Portfolio Overview and Market Diversification. As of December 31, 2014, the average effective annual rent of our consolidated real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $4.33 per square foot. The following table summarizes our portfolio by market as of December 31, 2014:

($ and square feet in thousands)	Number of Buildings	Rentable Square Feet	Occupied Rate (1)	Leased Rate (1)	Annualized Base Rent (2)	Percent of Total Annualized Base Rent (2)
Operating Properties:
Atlanta	5	846	93.4%	93.4%	$3,082	15.6%
Baltimore / D.C.	5	614	98.8	98.8	2,703	13.7
Chicago	3	467	100.0	100.0	2,600	13.1
Dallas	1	310	100.0	100.0	930	4.7
Houston	1	150	100.0	100.0	642	3.2
Pennsylvania	2	230	100.0	100.0	976	4.9
Portland	9	778	100.0	100.0	3,164	16.0
San Francisco Bay Area	1	245	100.0	100.0	1,024	5.2
Seattle	4	271	92.6	92.6	1,239	6.3
South Florida	2	111	100.0	100.0	740	3.7
Southern California	1	247	100.0	100.0	913	4.6

Subtotal Operating	34	4,269	98.0	98.0	18,013	91.0

Development and Value-Add Properties:
Dallas	3	1,276	17.3	17.3	841	4.3
Phoenix	2	140	79.0	79.0	669	3.4
Seattle	2	70	77.6	77.6	259	1.3

Subtotal Development	7	1,486	25.9	25.9	1,769	9.0

Total Portfolio	41	5,755	79.4%	79.4%	$19,782	100.0%

(1)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2014, multiplied by 12.

Lease Terms. Our industrial properties are typically subject to leases on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from one to ten years, and often include renewal options.

Lease Expirations. As of December 31, 2014, the weighted-average remaining lease term (based on square feet) of our consolidated occupied portfolio was approximately 4.9 years, excluding renewal options. The following table summarizes the lease expirations of our consolidated occupied portfolio for leases in place as of December 31, 2014, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases	Occupied Square Feet	Percent of Total Occupied Square Feet	Annualized Base Rent (1)	Percent of Total Annualized Base Rent (1)
2015	19	398	8.7%	$1,751	8.8%
2016	12	290	6.3	1,513	7.7
2017	15	717	15.7	2,874	14.5
2018	13	481	10.5	2,009	10.2
2019	14	997	21.8	4,968	25.1
2020	4	141	3.1	470	2.4
2021	3	367	8.0	1,405	7.1
2022	4	461	10.1	1,541	7.8
2023	2	106	2.3	701	3.5
2024	4	222	4.9	1,111	5.6
Thereafter	4	390	8.6	1,439	7.3

Total occupied	94	4,570	100.0%	$19,782	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2014, multiplied by 12.

Customer Diversification. As of December 31, 2014, there were no customers that individually represented more than 10% of total annualized base rent or total occupied square feet. The following table reflects our 10 largest customers, based on annualized base rent, which occupied a combined 1.8 million square feet as of December 31, 2014:

Customer	Percent of Total Annualized Base Rent	Percent of Total Occupied Square Feet
Navistar	8.3%	5.4%
Pier 1 Imports	4.7	6.8
Bissell Inc.	4.7	5.4
Expotechnik America	3.5	3.6
PrimeSource Building Products	3.3	3.3
Nutiva	3.1	3.1
Fry Communications	3.0	3.2
New ProSys Corp	2.8	3.0
Universal Display & Fixtures Company	2.7	3.3
Turnils North America	2.4	2.3

Total	38.5%	39.4%

The majority of our customers do not have a corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our consolidated portfolio by industry classifications of our customers as of December 31, 2014:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)	Percent of Total Annualized Base Rent (1)	Occupied Square Feet	Percent of Total Occupied Square Feet
Storage / Warehousing	25	$3,882	19.6%	892	19.5%
Food & Beverage	9	2,159	10.9	494	10.8
Auto	2	1,884	9.5	300	6.6
Manufacturing	9	1,817	9.2	331	7.2
Home Improvement	6	1,607	8.1	476	10.4
Telecommunications	4	1,043	5.3	206	4.5
Home Furnishings	2	1,032	5.2	339	7.4
Professional Services	6	1,019	5.1	229	5.0
Appliance	1	913	4.6	247	5.4
Transportation / Logistics	6	750	3.8	173	3.8
Other	24	3,676	18.7	883	19.4

Total	94	$19,782	100.0%	4,570	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2014, multiplied by 12.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit. As of December 31, 2014, we had approximately $235.0 million of consolidated indebtedness, with a weighted-average interest rate of 2.07%. There were no properties encumbered by debt as of December 31, 2014. See “Note 5” to the Consolidated Financial Statements and Item 15, “Schedule III – Real Estate and Accumulated Depreciation” for additional information.

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

We are currently offering up to $2.0 billion in shares of our common stock pursuant to an effective registration statement, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. In each case, the offering price was arbitrarily determined by our board of directors. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our distribution reinvestment plan.

In order to assist FINRA members and their associated persons that have participated in the offer and sale of shares of our common stock pursuant to the Offering or that may participate in any future offering of our shares in their efforts to comply with NASD Conduct Rule 2340, we will disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $10.00 per share as of December 31, 2014. The basis for this valuation is the fact that, as of December 31, 2014, we were conducting the Offering of our shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, since there is no established public trading market for the shares at this time, there can be no assurance that our stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock, or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, the fixed offering price for shares of our common stock offered in the Offering has not been based on appraisals for any assets we currently own or may own in the future. Therefore, the fixed offering price does not necessarily represent the amount stockholders would receive if our assets were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.00 per share.

We presently expect to use the most recent primary offering price as the estimated per share value until we disclose an estimated per share value based on an independent valuation. We presently expect to disclose an estimated per share value based on an independent valuation no later than November 14, 2015. If the Offering is ongoing at that time, we may adjust the price per share to a price that is higher or lower than the current Offering price. We also may adjust the price at which shares are reinvested pursuant to our distribution reinvestment plan and the price at which shares are redeemed pursuant to our share redemption program.

Holders

As of February 26, 2015, we had 29.2 million shares of our common stock outstanding, held by a total of 9,461 stockholders, including shares held by our affiliates.

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

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the share redemption plan) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the share redemption plan) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption plan. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held its shares for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less (iii) the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. In addition, our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related or other investments, or redemptions of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock under any circumstances. Our board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued or other guidance provided by the SEC staff that would not object to such an increase. There can be no assurance that our board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that our board of directors will be able to obtain, if necessary, a no-action letter from the SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership agreement. In addition, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis, including but not limited to a price equal to an estimated value per share or the then current net asset value per share (provided that any current offering will then also be conducted at such price), as calculated in accordance with policies and procedures that may be developed in the future by our board of directors. If our board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of our share redemption program.

For the year ended December 31, 2014 we received eligible redemption requests related to 12,258 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $0.1 million, or an average price of $10.00 per share. As of December 31, 2013, we had not received any eligible redemption requests nor redeemed any shares of our common stock.

The table below summarizes the redemption activity for the three months ended December 31, 2014:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
October 31, 2014	-	$-	-	-
November 30, 2014	-	-	-	-
December 31, 2014	12,258	10.00	12,258	-

Total	12,258	$10.00	12,258	-

(1)	We limit the number of shares that may be redeemed under the program as described above.

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

Our board of directors authorized daily cash distributions at a quarterly rate of $0.1125 per share of common stock to all common stockholders of record as of the close of business on each day for the Initial Quarter (as defined below), the fourth quarter of 2013, and the first and second quarters of 2014. The Initial Quarter commenced on September 6, 2013, which is the day we met the minimum offering requirements, and ended on September 30, 2013. Cash distributions for the second quarter of 2014 were aggregated and paid on July 15, 2014, either in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

For the third quarter of 2014, our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the third quarter of 2014 at a quarterly rate of $0.11875 per share of common stock. This distribution rate represented an increase of $0.00625 per share, or 5.6%, compared to our quarterly cash distribution rate of $0.1125 per share from September 6, 2013 through June 30, 2014. Cash distributions for the third quarter of 2014 were aggregated and paid on October 15, 2014, either in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

For the fourth quarter of 2014, our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the fourth quarter of 2014 at a quarterly rate of $0.1250 per share of common stock. This distribution rate represented an increase of $0.00625 per share, or 5.3%, compared to our quarterly cash distribution rate of $0.11875 per share for the third quarter of 2014. Cash distributions for the fourth quarter of 2014 were aggregated and paid on January 14, 2015, either in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

For the first quarter of 2015, our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the first quarter of 2015 at a quarterly rate of $0.1250 per share of common stock. Cash distributions for the first quarter of 2015 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than April 15, 2015.

In addition to the cash distributions described above, our board of directors authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2014 in an amount equal to 0.000047945 of a share of common stock on each outstanding share of common stock (which is equal to a quarterly distribution rate of $0.04375 based on the $10.00 per share offering price). The special stock dividends were issued and recorded in our stockholder records on or about the first business day of the calendar month immediately following the last day of the applicable calendar quarter.

We intend to accrue and make cash distributions on a quarterly basis. Quarterly cash distributions for each stockholder will be calculated for each day the stockholder has been a stockholder of record during such quarter. Cash distributions for stockholders participating in our distribution reinvestment plan will be reinvested into shares of our common stock. The cash distributions have been and may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which may include borrowings, net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and interest income from our cash balances.

There can be no assurances that the current cash distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay cash distributions, which if insufficient could negatively impact our ability to pay cash distributions. For the years ended December 31, 2014 and 2013, 100% of our total distributions were funded from sources other than cash flows from operating activities, specifically 52% and 92%, respectively, were funded with proceeds from financing activities, which consisted of debt financings with respect to the year ended December 31, 2014 and net proceeds from primary shares sold in the Offering with respect to the year ended December 31, 2013, and 48% and 8%, respectively, were funded with proceeds from the issuance of shares under our distribution reinvestment plan, or DRIP shares, as so elected by certain stockholders. See “Note 10 to the Consolidated Financial Statements” for further detail regarding the expense support and conditional reimbursement agreement among us, the Operating Partnership and the Advisor.

The following table outlines sources used to pay total cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2014
December 31	$-	-%	$1,198	51%	$1,170	49%	$2,368
September 30	-	-	710	51	674	49	1,384
June 30	-	-	300	54	258	46	558
March 31	-	-	74	66	38	34	112

Total	$-	-%	$2,282	52%	$2,140	48%	$4,422

2013
December 31	$-	-%	$29	91%	$3	9%	$32
September 30 (4)	-	-	7	100	-	-	7

Total	$-	-%	$36	92%	$3	8%	$39

(1)	For the quarters ended December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, the Advisor provided expense support of $0.9 million, $1.2 million, $0.9 million, $0.5 million and $0.3 million, respectively.
(2)	For the quarters ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, all cash distributions provided by financing activities were funded from debt financings. For the Initial Quarter and the quarter ended December 31, 2013, all cash distributions provided by financing activities were funded through net proceeds from primary shares sold in the Offering.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(4)	The Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

For the years ended December 31, 2014 and 2013, our cash flows used in operating activities were $6.5 million and $0.3 million, respectively, as compared to our aggregate total distributions declared (which are paid in cash or reinvested in DRIP shares) of $4.4 million and $39,000, respectively.

We believe that our aggregate FFO loss of $7.9 million, or $1.92 per share, as compared to the aggregate total distributions (which are paid in cash or reinvested in DRIP shares) declared of $4.5 million, or $0.69 per share, each for the period from Inception (August 28, 2012) to December 31, 2014, are not indicative of future performance as we are in the acquisition phase of our life cycle. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of FFO, as well as a detailed reconciliation of our net loss to FFO.

The board of directors authorized special daily stock dividends during the first three quarters of 2014. The following table summarizes the Company’s stock dividend activity:

(in thousands)	Issuance Date	Shares	Amount (1)
September 30, 2014	October 1, 2014	51	$515
June 30, 2014	July 1, 2014	22	216
March 31, 2014	April 1, 2014	4	41

Total		77	$772

(1)	Amount based on the $10.00 per share Offering price.

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

As of December 31, 2014, we had raised gross offering proceeds from the Offering of $228.9 million. The table below summarizes the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to December 31, 2014
Sales commissions (1)	$15,614
Dealer manager fees (1)	5,645
Offering costs (2)	4,482

Total direct selling costs	$25,741

Offering proceeds, net of direct selling costs	$203,184

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager, and a substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	As of December 31, 2014, the Advisor had incurred $9.8 million of offering costs, all of which were paid directly by the Advisor on behalf of the Company. The Company has reimbursed the Advisor for $4.5 million of offering costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

As of December 31, 2014, we had acquired 41 industrial buildings totaling approximately 5.8 million square feet for an aggregate total purchase price of approximately $409.8 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. As of December 31, 2014, we had incurred $4.0 million in acquisition expenses to non-related parties.

Refer to “Note 10 to the Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plan, see “Note 9 to the Consolidated Financial Statements.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

	For the Year Ended December 31,		For the Period from Inception (August 28, 2012) to December 31, 2012
(in thousands, except per share data and building count)	2014 (1)	2013 (1)
Operating data:
Total revenues	$6,645	$-	$-
Total operating expenses	$(20,838)	$(530)	$-
Total other expenses	$(1,001)	$(3)	$-
Net expenses before expense support from Advisor	$(21,839)	$(533)	$-
Expense support from Advisor	$3,496	$306	$-
Net expenses after expense support from Advisor	$(18,343)	$(227)	$-
Net loss	$(11,698)	$(227)	$-
Net loss attributable to common stockholders	$(11,698)	$(227)	$-
Net loss per common share-basic and diluted	$(1.27)	$(2.49)	$-
Weighted-average shares outstanding	9,229	91	20

Distributions:
Total cash distributions declared	$4,422	$39	$-
Cash distributions declared per common share	$0.469	$0.225	$-
Total stock dividends declared	$772	$-	$-
Stock dividends declared per common share	$0.131	$-	$-

Company-defined FFO (2):
Reconciliation of net loss to Company-defined FFO:
Net loss	$(11,698)	$(227)	$-
Total NAREIT-defined adjustments (3)	$4,020	$-	$-
Total Company-defined adjustments (4)	$12,100	$139	$-

Company-defined FFO	$4,422	$(88)	$-

Cash flow data:
Net cash used in operating activities	$(6,464)	$(338)	$-
Net cash used in investing activities	$(417,519)	$(197)	$-
Net cash provided by financing activities	$429,231	$3,205	$201

	As of December 31,
	2014 (1)	2013 (1)	2012 (1)
Balance sheet data:
Net investment in real estate properties	$412,769	$-	$-
Cash and cash equivalents	$8,119	$2,871	201
Total assets	$433,955	$4,052	201
Debt	$235,000	$-	-
Total liabilities	$247,076	$498	-
Total stockholders’ equity	$186,878	$3,553	200
Total gross equity raised (during the period)	$224,938	$3,787	200
Shares outstanding	23,030	420	20

Portfolio data:
Total buildings	41	-	-
Total rentable square feet	5,755	-	-
Total number of customers	93	-	-

(1)	The SEC declared our registration statement for the Offering effective in July 2013. We broke escrow in September 2013 and effectively commenced real estate operations in January 2014 in connection with the acquisition of our first property. We are in the acquisition phase of our life cycle, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our year-over-year financial data is not directly comparable.
(2)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Company-defined FFO, as well as a detailed reconciliation of our net loss to Company-defined FFO.
(3)	Included in our NAREIT-defined adjustments are real estate-related depreciation and amortization.
(4)	Included in our Company-defined adjustments are acquisition and organization costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

Industrial Property Trust Inc. was formed on August 28, 2012 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On September 6, 2013, we broke escrow for the Offering, and effectively commenced operations. As of December 31, 2014, we had raised gross proceeds of $228.9 million from the sale of 22.9 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, 179.6 million shares remained available for sale pursuant to the Offering, including 52.5 million shares available for sale through our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning the Offering.

As of December 31, 2014, our consolidated real estate portfolio included 41 industrial buildings totaling approximately 5.8 million square feet located in 12 markets throughout the U.S., with 93 customers having a weighted-average remaining lease term (based on square feet) of 4.9 years. Of the 41 industrial buildings we owned and managed as of December 31, 2014:

•	34 industrial buildings totaling approximately 4.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 98% occupied and leased. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•	7 industrial buildings totaling approximately 1.5 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

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

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) generally positive growth in U.S. gross domestic product (“GDP”) over the past five years; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) strong positive net absorption in our target markets (the net change in total occupied industrial space); and (v) fundamental trends in both population and employment growth. While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population levels should help drive consumer spending over the longer-term, leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 8% compounded annual growth rate over the past five years. This resurgence in export/import levels has generated increased demand for industrial space in key U.S. logistics markets resulting in 19 consecutive quarters of positive net absorption and, combined with relatively low levels of new supply, provides prospects for rent growth over the next several years. However, an increase in supply could adversely affect rent growth.

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

RESULTS OF OPERATIONS

Summary of 2014 Activities

During 2014, we completed the following activities:

•	We raised $224.9 million of gross equity capital from the Offering.

•	We acquired 41 industrial buildings comprising approximately 5.8 million square feet for an aggregate total purchase price of approximately $409.8 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from the Offering and borrowings under our line of credit.

•	We entered into a revolving credit agreement, as amended, with total commitments of $350 million and the ability to expand the facility up to a maximum aggregate amount of $500.0 million, subject to certain conditions. The revolving credit agreement matures in January 2017.

•	As of December 31, 2014, our operating portfolio consisted of 34 buildings was 98% occupied and leased.

During the period from inception (August 28, 2012) to December 31, 2012, we had not yet commenced operations. The SEC declared the registration statement for the Offering effective in July 2013. We broke escrow for the Offering in September 2013, and effectively commenced real estate operations in January 2014 in connection with the acquisition of our first property. As we are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering, our operating results for the years ended December 31, 2014 and 2013 and for the period from inception (August 28, 2012) to December 31, 2012 are not directly comparable, nor are our results of operations for the year ended December 31, 2014 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Results of Operations Comparison

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013 and for the period from inception (August 28, 2012) to December 31, 2012. Same store information is not provided due to the fact that all buildings were acquired during 2014.

(in thousands, except per share data)	For the Year Ended December 31,		For the Period from Inception (August 28, 2012) to December 31, 2012	Change
				2014	2013
	2014	2013		vs. 2013	vs. 2012
Total revenues	$6,645	$-	$-	$6,645	$-
Total rental expenses	(1,580)	-	-	(1,580)	-

Total net operating income	5,065	-	-	5,065	-

Real estate-related depreciation and amortization	(4,020)	-	-	(4,020)	-
General and administrative expenses	(2,236)	(391)	-	(1,845)	(391)
Organization expenses, related party	(17)	(76)	-	59	(76)
Asset management fees, related party	(902)	-	-	(902)	-
Acquisition expenses, related party	(8,168)	-	-	(8,168)	-
Acquisition expenses	(3,915)	(63)	-	(3,852)	(63)
Interest expense	(1,001)	(3)	-	(998)	(3)
Expense support from Advisor	3,496	306	-	3,190	306

Total other	(16,763)	(227)	-	(16,536)	(227)

Net loss	(11,698)	(227)	-	(11,471)	(227)
Net loss attributable to noncontrolling interests	-	-	-	-	-

Net loss attributable to common stockholders	$(11,698)	$(227)	$-	$(11,471)	$(227)

Weighted-average shares outstanding	9,229	91	20	9,138	71

Net loss per common share—basic and diluted	$(1.27)	$(2.49)	$-	$1.22	$(2.49)

	As of December 31,			Change
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
Portfolio data:
Total buildings	41	-	-	41	-
Total rentable square feet	5,755	-	-	5,755	-
Total number of customers	93	-	-	93	-

Percent occupied of operating portfolio (1)	98%	-%	-%	98%	-%
Percent occupied of total portfolio (1)	79%	-%	-%	79%	-%

Percent leased of operating portfolio (1)	98%	-%	-%	98%	-%
Percent leased of total portfolio (1)	79%	-%	-%	79%	-%

(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes both our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased for the year ended December 31, 2014, as compared to the same period in 2013, due to our acquisition activity during 2014.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased for the year ended December 31, 2014, as compared to the same period in 2013, due to our acquisition activity during 2014.

Results of Operations. Results of operations for the year ended December 31, 2014 were impacted by the following, which were each due to our acquisition activity during 2014:

•	acquisition-related expenses, real estate-related depreciation and amortization expense, and asset management fees;

•	general and administrative expenses that primarily consisted of: (i) accounting and legal expenses incurred; (ii) compensation to our independent directors; and (iii) expenses related to directors’ and officers’ insurance;

•	interest expense primarily due to: (i) average net borrowings under the line of credit of $27.1 million for the year ended December 31, 2014; (ii) amortization of loan costs; and (iii) unused line of credit fees; and

•	expense support from the Advisor pursuant to the Second Amended and Restated Expense Support and Conditional Reimbursement Agreement effective as of July 1, 2014, among us, the Operating Partnership and the Advisor (the “Second Amended and Restated Expense Support and Conditional Reimbursement Agreement”).

Year Ended December 31, 2013 Compared to the Period from Inception (August 28, 2012) to December 31, 2012

As of December 31, 2013, we were in our organizational and development stage and had not commenced property operations. For the year ended December 31, 2013, our results of operations were primarily comprised of:

•	General and administrative expenses that primarily consisted of: (i) legal and accounting expenses incurred; (ii) compensation paid to our independent directors; and (iii) expenses related to directors’ and officers’ insurance;

•	Organization expenses consisted of expense reimbursements to the Advisor;

•	Acquisition-related expenses primarily consisted of: (i) legal expenses and (ii) due diligence related expenses on potential acquisitions; and

•	Expense support from the Advisor represents general and administrative expenses reimbursed by the Advisor during the fourth quarter of 2013 under the expense support and conditional reimbursement agreement. See “Note 10 to the Consolidated Financial Statements” for further detail regarding this agreement among us, the Operating Partnership and the Advisor, including a description of amendments thereto.

We had no results of operations for the period from inception (August 28, 2012) to December 31, 2012.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the year ended December 31, 2014, NOI was $5.1 million. There was no NOI for the year ended December 31, 2013 nor for the period from inception (August 28, 2012) to December 31, 2012. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the year ended December 31, 2014.

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

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, and also excludes non-recurring acquisition-related costs (including acquisition fees paid to the Advisor) and non-recurring organization costs, each of which are characterized as expenses in determining net loss under GAAP. Organization costs are excluded as they are paid in cash and relate to one-time costs paid in conjunction with the organization of the Company. The purchase of operating properties is a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, all paid and accrued acquisition-related costs negatively impact our operating performance and cash flows from operating activities during the period in which properties are acquired. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Fees deferred by our Advisor and payments received from our Advisor pursuant to the expense support agreement described in “Note 10 to the Consolidated Financial Statements” are included in determining our net loss, which is used to determine Company-defined FFO. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

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

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Year Ended December 31,		For the Period from Inception (August 28, 2012) to December 31, 2012	For the Period from Inception (August 28, 2012) to December 31, 2014
(in thousands, except per share data)	2014	2013
Net loss	$(11,698)	$(227)	$-	$(11,925)

Net loss per common share	$(1.27)	$(2.49)	$-	$(2.89)

Reconciliation of loss to FFO:
Net loss	$(11,698)	$(227)	$-	$(11,925)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	4,020	-	-	4,020

FFO	$(7,678)	$(227)	$-	$(7,905)

FFO per common share	$(0.83)	$(2.49)	$-	$(1.92)

Reconciliation of FFO to Company-defined FFO:
FFO	$(7,678)	$(227)	$-	$(7,905)
Add Company-defined adjustments:
Acquisition costs	12,083	63	-	12,146
Organization costs	17	76	-	93

Company-defined FFO	$4,422	$(88)	$-	$4,334

Company-defined FFO per common share	$0.48	$(0.97)	$-	$1.05

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$4,422	$(88)	$-	$4,334
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(719)	-	-	(719)
Organization costs	(17)	(76)	-	(93)

MFFO	$3,686	$(164)	$-	$3,522

MFFO per common share	$0.40	$(1.80)	$-	$0.85

Weighted-average shares outstanding	9,229	91	20	4,126

We believe that: (i) our FFO loss of $7.7 million, or $0.83 per share, as compared to the cash distributions declared in the amount of $4.4 million or $0.46875 per share, for the year ended December 31, 2014 and (ii) our FFO loss of $7.9 million, or $1.92 per share, as compared to the cash distributions declared of $4.5 million, or $0.69375 per share, for the period from inception (August 28, 2012) to December 31, 2014, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Cash Distributions” below for details concerning our cash distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are, and will continue to be, net proceeds from the Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor, and cash generated from operating activities. Our principal uses of funds are, and will continue to be for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our Offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.

We believe that our cash on-hand, anticipated offering proceeds, proceeds from our line of credit, and other financing activities should be sufficient to meet our anticipated future acquisition, operating, debt service and distribution requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,		For the Period from Inception (August 28, 2012) to December 31, 2012
(in thousands)	2014	2013
Total cash provided by (used in):
Operating activities	$(6,464)	$(338)	$-
Investing activities	(417,519)	(197)	-
Financing activities	429,231	3,205	201

Net increase in cash	$5,248	$2,670	$201

2014 Cash Flows Compared to 2013 Cash Flows

Cash used in operating activities during the year ended December 31, 2014 increased by $6.1 million as compared to the same period in 2013, primarily due to higher acquisition-related expenses, rental expenses, and general and administrative expenses as a result of owning and managing the 41 buildings acquired during 2014. Cash used in investing activities during the year ended December 31, 2014 increased by $417.3 million as compared to the same period in 2013, primarily due to the acquisition activity during 2014. Cash provided by financing activities during the year ended December 31, 2014 increased by $426.0 million, primarily due to net proceeds raised from the Offering, and net borrowings under the line of credit during 2014.

2013 Cash Flows Compared to 2012 Cash Flows

Cash used in operating activities of $0.3 million for the year ended December 31, 2013 was primarily related to general, administrative, and organization expenses. Cash used in investing activities of $0.2 million for the year ended December 31, 2013 was primarily related to acquisition deposits. Cash provided by financing activities of $3.2 million for the year ended December 31, 2013 was related to primarily to net proceeds from the Offering.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit. In January 2014, we entered into a revolving credit agreement, as amended, with an initial aggregate commitment of $100.0 million. We subsequently amended and increased the aggregate commitment to $250.0 million in November 2014. In December 2014, we amended and increased the size of the credit facility to $350.0 million. We have the ability to expand the commitment further up to a maximum aggregate amount of

$500.0 million, subject to certain conditions. The line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of December 31, 2014, we had $235.0 million outstanding under the line of credit with an interest rate of 2.07%. The unused portion was $115.0 million, of which $32.1 million was available.

Offering Proceeds. As of December 31, 2014, the amount of aggregate gross proceeds raised from the Offering was $228.9 million and $203.2 million net of direct selling costs.

Cash Distributions. We intend to accrue and make cash distributions on a quarterly basis. Some or all of our future cash distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors authorized daily cash distributions at a quarterly rate of $0.1125 per share of common stock for the Initial Quarter and fourth quarter of 2013 and the first and second quarters of 2014; $0.11875 per share of common stock for the third quarter of 2014; and $0.1250 per share of common stock for the fourth quarter of 2014. Our board of directors has authorized daily cash distributions at a quarterly rate of $0.1250 per share of common stock for the first quarter of 2015.

There can be no assurances that the current cash distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay cash distributions, which if insufficient could negatively impact our ability to pay cash distributions. See “Note 10 to the Consolidated Financial Statements” for further detail regarding the Second Amended and Restated Expense Support and Conditional Reimbursement Agreement.

The following table outlines sources used to pay total cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2014
December 31	$-	-%	$1,198	51%	$1,170	49%	$2,368
September 30	-	-	710	51	674	49	1,384
June 30	-	-	300	54	258	46	558
March 31	-	-	74	66	38	34	112

Total	$-	-%	$2,282	52%	$2,140	48%	$4,422

2013
December 31	$-	-%	$29	91%	$3	9%	$32
September 30 (4)	-	-	7	100	-	-	7

Total	$-	-%	$36	92%	$3	8%	$39

(1)	For the quarters ended December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, the Advisor provided expense support of $0.9 million, $1.2 million, $0.9 million, $0.5 million and $0.3 million, respectively.
(2)	For the quarters ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, all cash distributions provided by financing activities were funded from debt financings. For the Initial Quarter and the quarter ended December 31, 2013, all cash distributions provided by financing activities were funded through net proceeds from primary shares sold in the Offering.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(4)	The Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

Refer to “Note 8 to the Consolidated Financial Statements” for further detail on cash distributions.

SUBSEQUENT EVENTS

Status of Offering

As of February 26, 2015, we had raised gross proceeds of $290.1 million from the sale of 29.1 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, 173.5 million shares remained available for sale pursuant to the Offering, including 52.4 million shares available for sale through our distribution reinvestment plan.

Completed Acquisitions

Newark Commerce Center. On January 6, 2015, we acquired one industrial building totaling approximately 157,000 square feet. This building is located in the New Jersey market and is 43% leased to one customer with a remaining lease term of 3.6 years. The total purchase price was $20.0 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our corporate line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $0.4 million to the Advisor in connection with this acquisition.

Totowa Commerce Center. On January 23, 2015 we acquired one industrial building totaling approximately 206,000 square feet. This building is located in the New Jersey market and is 100% leased to two customers with a weighted-average remaining lease term (based on square feet) of 8.2 years. The total purchase price was $26.3 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our corporate line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $0.5 million to the Advisor in connection with this acquisition.

8A Distribution Center. On February 2, 2015, we acquired one industrial building totaling approximately 293,000 square feet. This building is located in the New Jersey market and is 100% leased to two customers with a weighted-average remaining lease term (based on square feet) of 4.2 years. The total purchase price was $23.5 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our corporate line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $0.5 million to the Advisor in connection with this acquisition.

Bayport Distribution Center. On February 17, 2015, we acquired two industrial buildings totaling approximately 564,000 square feet. These buildings are located in the Houston market and are 76% leased to two customers with a weighted-average remaining lease term (based on square feet) of 6.3 years. The total purchase price was $39.2 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our corporate line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $0.6 million to the Advisor in connection with this acquisition.

Joint Venture

On February 12, 2015, we, through two of our wholly-owned subsidiaries, admitted each of bcIMC International Real Estate (2004) Investment Corporation (the “BCIMC Pension Partner”) and bcIMC (WCBAF) Realpool Global Investment Corporation (the “BCIMC Accident Fund Partner” and, together with the BCIMC Pension Partner, the “BCIMC Limited Partner”) as limited partners in Build-To-Core Industrial Partnership I LP (the “BTC Partnership”) and entered into that certain Amended and Restated Agreement of Limited Partnership of the BTC Partnership (the “BTC Partnership Agreement”), setting forth the terms pursuant to which we and the BCIMC Limited Partner intend to jointly invest in a portfolio of industrial properties located in certain major United States distribution markets, and to be comprised of approximately (i) 80% development investments and (ii) 20% core investments and value-add investments. Two of our wholly-owned subsidiaries are the general partner and a limited partner in the BTC Partnership (the “IPT Partners”) and the BCIMC Limited Partner is not affiliated with us. As of the February 12, 2015, the IPT Partners own a 51% interest in the BTC Partnership and the BCIMC Limited Partner owns the remaining 49% interest. Additional details concerning material terms of the BTC Partnership Agreement are set forth in our Current Report on Form 8-K filed with SEC on February 19, 2015.

We, through our indirect ownership of a 100% interest in the BTC Partnership, acquired a 100% fee interest in the Dallas Distribution Portfolio and the Peachtree Industrial Center in November 2014 and December 2014, respectively. Following the admission of the BCIMC Limited Partner to the BTC Partnership, our indirect interest in the Dallas Distribution Portfolio and the Peachtree Industrial Center is 51%. The BCIMC Limited Partner contributed approximately $61.2 million as a result of its acquisition of a 49% interest in the BTC Partnership.

Pursuant to the BTC Partnership Agreement, the general partner will provide, directly or indirectly by appointing an affiliate or a third party, acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “BTC Advisory Services”). As compensation for providing the BTC Advisory Services, the BTC Partnership will pay the general partner, or its designee, certain fees in accordance with the terms of the BTC Partnership Agreement. On February 12, 2015, the general partner and the Advisor, entered an agreement (the “Services Agreement”), pursuant to which the general partner appointed the Advisor to provide the BTC Advisory Services and has assigned to the Advisor the fees payable pursuant to the BTC Partnership Agreement for providing the BTC Advisory Services. As a result of the payment of the fees pursuant to the Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor pursuant to the Services Agreement, and (ii) the percentage interest of the BTC Partnership owned by the IPT Partners. Accordingly, the aggregate of all fees paid to the Advisor for providing BTC Advisory Services to the BTC Partnership will not exceed the aggregate amounts otherwise payable to the Advisor pursuant to the Advisory Agreement.

In addition, the BTC Partnership Agreement contains procedures for making distributions to the parties, including incentive distributions to the general partner, which are subject to certain return thresholds being achieved. The general partner has agreed to share with the Advisor a portion of any incentive distributions paid to the general partner by the BTC Partnership in an amount equal to 40% of the percentage interest of the BTC Partnership held by partners other than the IPT Partners.

CONTRACTUAL OBLIGATIONS

The following table summarizes future obligations, due by period, as of December 31, 2014, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$-	$235,000	$-	$-	$235,000

(1)	Includes principal on debt. See “Note 5 to the Consolidated Financial Statements” for more detail.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria pursuant to which a disposal will qualify as a discontinued operation and requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, the definition of discontinued operations has been changed so that only disposals of components that represent strategic shifts qualify for discontinued operations reporting. As permitted, we adopted ASU 2014-08 early, and it became effective for us for the quarter ended March 31, 2014. The adoption of this standard did not have an impact on our overall results of operations, financial position or liquidity.

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

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

Investment in Real Estate Properties

When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building, land and building improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building, and land and building improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associates with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses. The purchase price allocation is preliminarily based on our estimate of the fair value determined from all available information and therefore, is subject to change upon the completion of our analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date.

Impairment of Real Estate Properties

We review our investment in real estate properties individually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded for the difference between estimated fair value of the real estate property and the carrying amount when the estimated future cash flows and the estimated liquidation value of the real estate property are less than the real estate property carrying amount. Our estimates of future cash flows and liquidation value require us to make assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property, and expected ownership periods that can be difficult to predict.

Rental Revenue

We record rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from tenants for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and certain other recoverable property operating expenses, and is recognized as rental revenue in the period the applicable expenses are incurred. The computation of tenant reimbursement revenue is complex and involves numerous judgments, including the interpretation of terms and other lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of real estate taxes and operating expenses. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to tenant reimbursement revenue to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenant during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to tenant reimbursement revenue when the final bills are prepared, which occurs during the first half of the subsequent year.

We accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the customer is no longer occupying the property.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2014, our debt instruments consisted of borrowings under our line of credit. We have not entered into any interest rate swap agreements with respect to borrowings under our line of credit, which are variable interest rate debt.

Variable Interest Rate Debt. As of December 31, 2014, our consolidated variable interest rate debt consisted of borrowings under our line of credit, which represented 100% of our total consolidated debt. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of December 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $235.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2014, would change our annual interest expense by approximately $38,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Industrial Property Trust Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Property Trust Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity and cash flows for the years ended December 31, 2014 and 2013 and for the period from inception (August 28, 2012) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Property Trust Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013 and for the period from inception (August 28, 2012) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 5, 2015

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2014	2013
ASSETS
Net investment in real estate properties	$412,769	$-
Cash and cash equivalents	8,119	2,871
Straight-line and tenant receivables, net	506	-
Deferred financing costs, net	1,877	-
Acquisition deposits	7,927	213
Due from affiliates	26	287
Due from transfer agent	1,430	450
Other assets	1,301	231

Total assets	$433,955	$4,052

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$1,412	$391
Debt	235,000	-
Due to affiliates	251	75
Distributions payable	2,368	32
Intangible lease liabilities, net	5,259	-
Other liabilities	2,786	-

Total liabilities	247,076	498
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value—1,500,000 shares authorized, 23,030 and 420 shares issued and outstanding, respectively	230	4
Additional paid-in capital	203,806	3,815
Accumulated deficit	(17,158)	(266)

Total stockholders’ equity	186,878	3,553
Noncontrolling interests	1	1

Total equity	186,879	3,554

Total liabilities and equity	$433,955	$4,052

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period from Inception (August 28, 2012) to December 31, 2012
(in thousands, except per share data)	2014	2013
Revenues:
Rental revenues	$6,645	$-	$-

Total revenues	6,645	-	-

Operating expenses:
Rental expenses	1,580	-	-
Real estate-related depreciation and amortization	4,020	-	-
General and administrative expenses	2,236	391	-
Organization expenses, related party	17	76	-
Asset management fees, related party	902	-	-
Acquisition expenses, related party	8,168	-	-
Acquisition expenses	3,915	63	-

Total operating expenses	20,838	530	-

Operating loss	(14,193)	(530)	-

Other expense:
Interest expense	1,001	3	-

Total other expense	1,001	3	-

Net expenses before expense support from Advisor	21,839	533	-

Expense support from Advisor	3,496	306	-

Net expenses after expense support from Advisor	18,343	227	-

Net loss	(11,698)	(227)	-
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(11,698)	$(227)	$-

Weighted-average shares outstanding	9,229	91	20

Net loss per common share—basic and diluted	$(1.27)	$(2.49)	$-

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity

(in thousands)	Shares	Amount
Balance as of inception (August 28, 2012)	-	$-	$-	$-	$-	$-
Issuance of common stock to affiliate	20	-	200	-	-	200
Issuance of Special Units	-	-	-	-	1	1

Balance as of December 31, 2012	20	$-	$200	$-	$1	$201

Net loss	-	-	-	(227)	-	(227)
Issuance of common stock	400	4	3,783	-	-	3,787
Offering costs	-	-	(168)	-	-	(168)
Distributions to stockholders	-	-	-	(39)	-	(39)

Balance as of December 31, 2013	420	$4	$3,815	$(266)	$1	$3,554

Net loss	-	-	-	(11,698)	-	(11,698)
Issuance of common stock	22,622	226	225,484	-	-	225,710
Share-based compensation	-	-	202	-	-	202
Offering costs	-	-	(25,573)	-	-	(25,573)
Redemptions of common stock	(12)	-	(122)	-	-	(122)
Dividends to stockholders	-	-	-	(5,194)	-	(5,194)

Balance as of December 31, 2014	23,030	$230	$203,806	$(17,158)	$1	$186,879

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period from Inception (August 28, 2012) to December 31, 2012
(in thousands)	2014	2013
Operating activities:
Net loss	$(11,698)	$(227)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate-related depreciation and amortization	4,020	-	-
Straight-line rent and amortization of above- and below-market leases	(719)	-	-
Share-based compensation	202	-	-
Amortization of loan costs and other	316	-	-
Changes in operating assets and liabilities:
Tenant receivables and other assets	(334)	(53)	-
Accounts payable and accrued expenses and other liabilities	1,749	(58)	-

Net cash used in operating activities	(6,464)	(338)	-

Investing activities:
Real estate acquisitions	(408,004)	-	-
Acquisition deposits	(7,927)	(197)	-
Capital expenditures	(1,588)	-	-

Net cash used in investing activities	(417,519)	(197)	-

Financing activities:
Proceeds from line of credit	258,700	-	-
Repayments of line of credit	(23,700)	-	-
Financing costs paid	(2,193)	-	-
Proceeds from issuance of common stock	213,851	3,337	200
Offering costs for issuance of common stock	(16,192)	(125)	-
Proceeds from issuance of Special Units	-	-	1
Cash distributions paid to common stockholders	(1,113)	(7)	-
Redemptions of common stock	(122)

Net cash provided by financing activities	429,231	3,205	201

Net increase in cash and cash equivalents	5,248	2,670	201
Cash and cash equivalents, at beginning of period	2,871	201	-

Cash and cash equivalents, at end of period	$8,119	$2,871	$201

Supplemental disclosure of cash flow information:
Interest paid	$761	$2	$-
Offering proceeds due from transfer agent	1,430	450	-
Distributions payable	2,368	32	-
Stock dividends issued	772	-	-
Distributions reinvested in common stock	973	-	-

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries. The Company is a Maryland corporation formed on August 28, 2012.

The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean that the Company’s customers will be investment grade and much of the Company’s customer base is currently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate related equity securities. As of December 31, 2014, the Company owned a real estate portfolio that included 41 industrial buildings totaling approximately 5.8 million square feet located in 12 markets throughout the U.S. The Company operates as one reportable segment comprised of industrial real estate.

The Company currently operates and has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes beginning with its taxable year ended December 31, 2013, and the Company intends to continue to operate in accordance with the requirements for qualification as a REIT. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Industrial Property Operating Partnership LP (the “Operating Partnership”), of which the Company is the sole general partner and a limited partner.

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

Reclassifications

Certain items in the Company’s consolidated statements of cash flows for 2012 and 2013 have been reclassified to conform to the 2014 presentation. These reclassifications did not impact net cash used in operating activities, net cash used in investing activities or net cash provided by financing activities.

Investment in Real Estate Properties

Upon acquisition, the purchase price of a property is allocated to land, building, building and land improvements, and intangible lease assets and liabilities. The purchase price allocation is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information.

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with the 2014 acquisitions. Costs associated with the acquisition of a property, including acquisition fees paid to Industrial Property Advisors LLC (the “Advisor”) are expensed as incurred.

The results of operations for acquired properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real-estate related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenue over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods. The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date.

Real estate assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of the Company’s real estate assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Building	20 to 40 years
Building and land improvements	5 to 20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the year ended December 31, 2014, the Company did not record any impairment charges related to real estate assets. The Company had no real estate assets as of December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities at the acquisition date of three months or less.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related loans. Unamortized deferred financing costs are written off if debt is retired before its maturity date. Accumulated amortization of deferred financing costs was approximately $0.3 million as of December 31, 2014. There was no accumulated amortization of deferred financing costs as of December 31, 2013. The Company’s interest expense for the year ended December 31, 2014 included $0.3 million of amortization of financing costs. There was no amortization of financing costs for any period prior to 2014 as the Company had no outstanding debt prior to 2014.

Straight-line Rent and Tenant Receivables

Straight-line rent and tenant receivables include all straight-line rent and accounts receivable, net of allowances. The Company maintains an allowance for estimated losses that may result from the inability of certain of its customers to make required payments. If a customer fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2014 and 2013, there was no allowance for doubtful accounts.

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

Revenue Recognition

The Company records rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, the Company records receivables from tenants for rent that the Company expects to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred. For the year ended December 31, 2014, tenant reimbursement revenue recognized in rental revenues was approximately $1.4 million. There was no tenant reimbursement revenue for the year ended December 31, 2013 nor for the period from inception (August 28, 2012) to December 31, 2012.

In connection with property acquisitions, the Company may acquire leases with rental rates above or below estimated market rental rates. Above-market lease assets are amortized as a reduction to rental revenue over the remaining lease term, and below-market lease liabilities are amortized as an increase to rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods.

The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability by reassessing the estimated remaining useful life of such intangible lease asset or liability when it becomes probable a customer will terminate a lease before the stated lease expiration date.

Share-Based Compensation

The Company accounts for share-based compensation related to restricted stock issued to certain eligible individuals using a fair value based methodology, which is based upon the stock price on the vesting date and requires the amount of related expense to be adjusted to the fair value of the award at the end of each reporting period until the awards have fully vested. Share-based compensation expense for restricted stock is amortized using a graded vesting attribution method and is recognized in general and administrative expenses in the Company’s consolidated statements of operations.

Organization and Offering Expenses

Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company is not successful in raising additional equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 10” for additional information regarding when organization and offering expenses become reimbursable.

Income Taxes

The Company elected under the Internal Revenue Code of 1986, as amended, to be taxed as a REIT beginning with the tax year ended December 31, 2013. As a REIT, the Company generally is not subject to federal income taxes on net income it distributes to its stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Net Loss Per Common Share

The Company computes net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period. There were no dilutive shares for the years ended December 31, 2014 and 2013 and for the period from inception (August 28, 2012) to December 31, 2012.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria pursuant to which a disposal will qualify as a discontinued operation and requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, the definition of discontinued operations has been changed so that only disposals of components that represent strategic shifts qualify for discontinued operations reporting. As permitted, the Company adopted ASU 2014-08 early, and it became effective for the Company for the quarter ended March 31, 2014. The adoption of this standard did not have an impact on the Company’s overall results of operations, financial position or liquidity.

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

3. ACQUISITIONS

The Company acquired 100% of the following properties during the year ended December 31, 2014:

					Intangibles
($ in thousands)	2014 Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
West Valley Distribution Center	1/15	1	$3,051	$4,241	$657	$85	$(182)	$7,852
Century Distribution Center	3/17	1	2,854	8,102	824	-	(268)	11,512
Oakesdale Commerce Center	3/28	1	1,483	2,214	304	-	-	4,001
Medley Distribution Center	5/9	1	1,090	2,601	423	-	(54)	4,060
Rialto Distribution Center	6/6	1	6,575	12,965	1,363	-	(953)	19,950
Palm Beach Commerce Center	6/20	1	1,425	4,955	820	-	-	7,200
Windham Industrial Center	6/30	1	2,808	7,493	696	-	(97)	10,900
Meadows Distribution Center	9/4	1	1,686	6,043	242	-	-	7,971
Corridor Industrial Center	9/16	1	4,247	4,795	868	15	(44)	9,881
O’Hare Distribution Center	9/17	1	11,140	13,347	2,048	415	-	26,950
Lehigh Valley Commerce Center	9/25	1	1,545	3,940	516	-	-	6,001
Corridor Industrial Center II	9/29	3	11,500	13,135	2,180	41	(59)	26,797
Bolingbrook Industrial Center	9/30	1	1,124	2,136	510	317	-	4,087
Normal Junction Commerce Center	10/21	2	2,780	8,540	1,289	-	(156)	12,453
Mechanicsburg Distribution Center	10/23	1	1,931	5,548	896	-	-	8,375
West Valley Distribution Center II	10/24	2	1,885	3,631	491	-	(120)	5,887
CentrePort Distribution Center	10/31	1	2,795	12,738	1,394	-	(234)	16,693
Tacoma Commerce Center	10/31	1	1,808	1,317	280	-	(55)	3,350
Richmond Distribution Center	10/31	1	8,185	9,847	818	-	(500)	18,350
Auburn Industrial Center	11/12	1	2,576	4,549	683	42	-	7,850
Dallas Distribution Portfolio	11/26	3	12,987	60,924	723	-	(37)	74,597
Dorsey Run Distribution Center	12/9	1	3,123	3,124	713	176	(51)	7,085
Portland Industrial Center	12/18	9	18,422	36,797	4,684	11	(2,678)	57,236
Peachtree Industrial Center	12/24	4	6,461	38,593	5,026	146	(140)	50,086

Total acquisitions		41	$113,481	$271,575	$28,448	$1,248	$(5,628)	$409,124

(1)	Total purchase price exclusive of transfer taxes, due diligence expenses, and other closing costs equals consideration paid. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information at the time of acquisition and, therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, were as follows:

Property	Amortization Period
(years)
West Valley Distribution Center	3.8
Century Distribution Center	10.0
Oakesdale Commerce Center	3.0
Medley Distribution Center	3.0
Rialto Distribution Center	7.7
Palm Beach Commerce Center	9.1
Windham Industrial Center	2.2
Meadows Distribution Center	10.8
Corridor Industrial Center	7.2
O’Hare Distribution Center	4.3
Lehigh Valley Commerce Center	5.0
Corridor Industrial Center II	2.7
Bolingbrook Industrial Center	4.6
Normal Junction Commerce Center	5.5
Mechanicsburg Distribution Center	5.2
West Valley Distribution Center II	2.0
CentrePort Distribution Center	2.7
Tacoma Commerce Center	3.5
Richmond Distribution Center	2.1
Auburn Industrial Center	1.6
Dallas Distribution Portfolio	4.8
Dorsey Run Distribution Center	7.0
Portland Industrial Center	6.2
Peachtree Industrial Center	3.7

Pro Forma Financial Information (Unaudited)

The table below includes the following: (i) actual revenues and net loss for the 2014 acquisitions (described above) included in the Company’s consolidated statements of operations for the year ended December 31, 2014; and (ii) pro forma revenues and net income (loss) reflecting the 2014 acquisitions, as if the date of each acquisition had been January 1, 2013. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Year Ended December 31,
(in thousands)	2014	2013
Actual:
Total revenues	$6,645	$-

Net loss	$(11,698)	$(227)

Pro forma:
Total revenues (1)	$25,676	$25,676

Net loss (2)	$(1,942)	$(14,496)

(1)	The pro forma total revenues were adjusted to include incremental revenue of $19.0 million and $25.7 million for the years ended December 31, 2014 and 2013, respectively. The incremental rental revenue was determined based on each acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis; and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue with respect to the acquired properties.
(2)	The pro forma net income was adjusted to exclude acquisition-related expenses of $12.1 million for the year ended December 31, 2014. For the year ended December 31, 2013, the pro forma net loss was adjusted to include acquisition-related expenses of $12.1 million relating to the 2014 acquisitions, as if these expenses had been incurred as of January 1, 2013.

4. INVESTMENT IN REAL ESTATE PROPERTIES

As of December 31, 2014, the Company’s portfolio consisted of 41 industrial buildings totaling approximately 5.8 million square feet. As of December 31, 2013, the Company did not own any properties.

(in thousands)	December 31, 2014	December 31, 2013
Land	$113,481	$-
Building and improvements	273,070	-
Intangible lease assets	30,319	-

Investment in real estate properties	416,870	-
Less accumulated depreciation and amortization	(4,101)	-

Net investment in real estate properties	$412,769	$-

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	December 31, 2014			December 31, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$29,071	$(2,073)	$26,998	$-	$-	$-
Above-market lease assets	1,248	(81)	1,167	-	-	-
Below-market lease liabilities	(5,628)	369	(5,259)	-	-	-

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2014, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
2015	$8,369	$321	$(1,369)
2016	5,808	273	(844)
2017	4,465	234	(716)
2018	3,101	209	(556)
2019	1,789	50	(440)
Thereafter	3,466	80	(1,334)

Total	$26,998	$1,167	$(5,259)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2014, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
2015	$19,567
2016	19,318
2017	17,704
2018	14,782
2019	10,886
Thereafter	28,785

Total	$111,042

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Year Ended December 31,		For the Period from Inception (August 28, 2012) to December 31, 2012
(in thousands)	2014	2013
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$431	$-	$-
Above-market lease amortization	(81)	-	-
Below-market lease amortization	369	-	-
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$1,947	$-	$-
Intangible lease asset amortization	2,073	-	-

5. DEBT

Line of Credit

In January 2014, the Company entered into a revolving credit agreement with an initial aggregate commitment of $100.0 million. The Company subsequently amended and increased the aggregate commitment to $250.0 million in November 2014. In December 2014, the Company amended and increased the size of the credit facility to $350.0 million. The Company has the ability to expand the commitment up to a maximum aggregate amount of $500.0 million, subject to certain conditions. The line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. The line of credit is available for general corporate purposes, including but not limited to the acquisition, development and operation of industrial properties and other permitted investments. As of December 31, 2014, the Company had $235.0 million outstanding under the line of credit with an interest rate of 2.07%; the unused portion was $115.0 million, of which $32.1 million was available.

Debt Covenants

The Company’s line of credit contains various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of December 31, 2014.

6. FAIR VALUE

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

The table below includes the fair value for the Company’s financial instrument for which it is practicable to estimate fair value. The carrying value and fair value of the line of credit was as follows:

	December 31, 2014		December 31, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$235,000	$235,000	$-	$-

The Company had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable, and distributions payable approximate their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

7. INCOME TAXES

The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2014 and 2013 and for the period from inception (August 28, 2012) to December 31, 2012. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination by the taxing authority is 2012.

Distributions

Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the year ended December 31, 2014 and 2013.

The unaudited preliminary taxability of the Company’s 2014 and 2013 distributions was:

	For the Year Ended December 31,
	2014	2013
Per common share:
Ordinary income	$0.469	$-
Non-taxable return of capital	-	0.225
Long-term capital gain	-	-

Total distribution	$0.469	$0.225

8. STOCKHOLDERS’ EQUITY

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

As of December 31, 2014, the Company had raised gross proceeds of $228.9 million from the sale of 22.9 million shares of its common stock in the Offering, including shares issued under the Company’s distribution reinvestment plan. As of that date, 179.6 million shares remained available for sale pursuant to the Offering, including 52.5 million shares available for sale through the Company’s distribution reinvestment plan.

Dividends

The Company intends to accrue and make cash distributions on a quarterly basis. In addition to the cash distributions, the Company’s board of directors authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2014 in an amount equal to 0.000047945 of a share of common stock on each outstanding share of common stock (which is equal to a quarterly distribution rate of $0.04375 based on the $10.00 per share Offering price). Quarterly cash distributions and stock dividends for each stockholder are calculated for each day the stockholder has been a stockholder of record during such quarter. Cash distributions for stockholders participating in the Company’s distribution reinvestment plan will be reinvested into shares of the Company’s common stock.

Cash Distributions. The following table summarizes the Company’s cash distribution activity (including cash distributions reinvested in shares of the Company’s common stock):

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2014
December 31	January 14, 2015	$0.12500	$1,198	$1,170	$2,368
September 30	October 15, 2014	0.11875	710	674	1,384
June 30	July 15, 2014	0.11250	300	258	558
March 31	April 15, 2014	0.11250	74	38	112

Total			$2,282	$2,140	$4,422

2013
December 31	January 15, 2014	$0.11250	$29	$3	$32
September 30 (1)	December 20, 2013	0.11250	7	-	7

Total			$36	$3	$39

(1)	Cash distributions were authorized to all common stockholders of record as of the close of business on each day commencing on the date that the Company met the minimum offering requirements in connection with the Offering and ending on the last day of the quarter in which the minimum offering requirements were met (the “Initial Quarter”). Accordingly, the Initial Quarter commenced on September 6, 2013 and ended on September 30, 2013.

Stock Dividends. The following table summarizes the Company’s stock dividend activity:

(in thousands)	Issuance Date	Shares	Amount (1)
September 30, 2014	October 1, 2014	51	$515
June 30, 2014	July 1, 2014	22	216
March 31, 2014	April 1, 2014	4	41

Total		77	$772

(1)	Amount based on the $10.00 per share Offering price.

Redemptions

Subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently limits the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also limits redemptions in accordance with a quarterly cap. The discount from the purchase price paid for the redeemed shares will vary based upon the length of time that the shares of common stock have been held, as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity:

	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Number of eligible shares redeemed	12	-	-
Aggregate amount of shares redeemed	$122	$-	$-
Average redemption price per share	$10.00	$-	$-

9. SHARE-BASED COMPENSATION

The Company’s Equity Incentive Plan, effective as of July 16, 2013 (the “Equity Incentive Plan”), provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights or other share-based awards. Directors, officers, and employees (if any) of the Company, as well as any advisor or consultant, including employees of the Advisor and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided that, the individual is performing bona fide advisory or consulting services for the Company, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s common stock. The Company has registered a total of 5.0 million shares of common stock for issuance pursuant to the Equity Incentive Plan, subject to certain adjustments set forth in the plan.

For the year ended December 31, 2014, the Company granted an aggregate of 25,500 shares of restricted stock to the Company’s independent directors under the Equity Incentive Plan. Of this amount, 15,000 shares immediately vested. Each independent director’s portion of the remaining 10,500 shares will vest on the earliest of the following: (i) July 1, 2015; (ii) the day immediately before the Company’s 2015 annual meeting of stockholders; (iii) the date of termination of service as a director due to death or “permanent and total disability” (as defined under Section 22(e)(3) of the Code); or (iv) immediately before and contingent upon the occurrence of a change in control (as defined in the Equity Incentive Plan).

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its Equity Incentive Plan is as follows:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share (1)
Nonvested shares at beginning of period	-	$-
Granted	26	$10.00
Vested	(15)	$10.00
Forfeited	-	$-

Nonvested shares at end of period	11	$10.00

(1)	Based on the Company’s primary Offering price of $10.00 per share on the grant date.

The following table summarizes other share-based compensation data:

	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013
Share-based compensation expense	$202	$-
Total fair value of restricted stock vested	$150	$-
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.00	$-

(1)	Based on the Company’s primary Offering price of $10.00 per share on the grant date.

As of December 31, 2014, the aggregate unrecognized compensation cost related to the restricted stock was approximately $0.1 million and is expected to be fully recognized over a weighted-average period of 0.3 years.

10. RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of an amended and restated advisory agreement (the “Advisory Agreement”), dated July 16, 2014, by and among the Company, the Operating Partnership, and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services in connection with the Offering. The Advisor and the Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes the fees and expense reimbursements:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 7.0% of the gross proceeds from the sale of shares in the Offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager and are equal to up to 2.5% of the gross proceeds from the sale of shares in the Offering.

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), until such time as the Company has invested an aggregate amount of $500.0 million in such properties, at which time the acquisition fee will be reduced to 1.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements, of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services. For an acquisition of an interest in a real estate-related entity, the acquisition fee will equal (i) 1.0% of the Company’s proportionate share of the purchase price of the property owned by any real estate-related entity in which the Company acquires a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP, and (ii) 1.0% of the purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment.

Asset Management Fees. Asset management fees consist of a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real estate property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP). Asset management fees are also paid in connection with a disposition, which may involve a direct or indirect sale of one or more assets, a sale, merger, or other transaction, a listing of the Company’s common stock on a national securities exchange or the receipt by the Company’s stockholders of securities listed on a national securities exchange, in an amount equal to 2.0% of the total consideration paid in connection with the disposition.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Year Ended December 31,		For the Period from Inception (August 28, 2012) to December 31, 2012	Payable as of December 31,
(in thousands)	2014	2013		2014	2013
Expensed:
Organization costs (1)	$17	$76	$-	$-	$9
Acquisition fees	8,168	-	-	-	-
Asset management fees	902	-	-	-	-
Other expense reimbursements	200	42	-	20	42

Total	$9,287	$118	$-	$20	$51

Additional Paid-In Capital:
Sales commissions	$15,490	$124	$-	$115	$32
Dealer manager fees	5,601	44	-	97	11
Offering costs (1)	4,482	-	-	78	-

Total	$25,573	$168	$-	$290	$43

(1)	As of December 31, 2014, the Advisor had incurred $9.8 million of offering costs and $93,000 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of December 31, 2014, the Company had reimbursed the Advisor $4.5 million related to offering costs and $93,000 related to organization costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

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

Pursuant to the Second Amended and Restated Expense Support Agreement, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory

Agreement if Company-defined funds from operations, as disclosed in the Company’s quarterly and annual reports (“CDFFO”), for a particular quarter is less than the “Baseline Distributions” for such quarter. “Baseline Distributions” means the aggregate distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.11250 per share of common stock with respect to the third and fourth quarters of 2013 and the first and second quarters of 2014 (which is the rate at which the Company declared distributions for such quarters), $0.11875 per share of common stock for the third quarter of 2014 (which is the rate at which the Company declared distributions for that quarter) and $0.1250 for the period October 1, 2014 through June 30, 2015 (which is the rate at which the Company has declared distributions for the fourth quarter of 2014). The amount of the asset management fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the CDFFO, calculated before any fees are deferred and expense support payments are made pursuant to the agreement, and Baseline Distributions for such quarter and (ii) the entire asset management fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.

In addition, pursuant to the Second Amended and Restated Expense Support Agreement, the Advisor, in its sole discretion, may elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. If, in any quarter, the Advisor elects to fund an expense support payment equal to the difference between the CDFFO, calculated before any fees are deferred and expense support payments are made pursuant to the agreement, and the Baseline Distributions less any deferred asset management fees for that quarter, then the Company, the Advisor, and the Operating Partnership will enter into a separate quarterly agreement for the provision of expense support with respect to such quarter.

Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Second Amended and Restated Expense Support Agreement; provided that, the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO, calculated before any fees are deferred and expense support payments are made pursuant to the agreement, exceeds the Baseline Distributions for that quarter, the Second Amended and Restated Expense Support Agreement requires that the Company reimburse the Advisor in an amount equal to the lesser of (i) the difference between the CDFFO, calculated before any fees are deferred and expense support payments are made pursuant to the agreement, and the Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. The Company’s obligation to reimburse the Advisor is non-interest bearing.

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

The table below provides information regarding expense support payment obligations incurred by the Advisor:

	For the Year Ended December 31,
(in thousands)	2014	2013
Asset management fees	$902	$-
Other expense support	2,594	306

Total expense support from the Advisor (1)	$3,496	$306

(1)	As of December 31, 2014, approximately $0.1 million was related to expense support to be reimbursed by the Advisor, and was recorded as due from affiliates on the consolidated balance sheets.

The cumulative amount that is potentially reimbursable to the Advisor pursuant to the Second Amended and Restated Expense Support Agreement was $3.8 million as of December 31, 2014.

Transactions with Affiliates

In September 2012, the Company sold 20,000 shares of common stock to the Advisor at a price of $10.00 per share. The Company subsequently contributed $2,000 to IPT-GP Inc. (“IPT-GP”), which was a wholly-owned subsidiary of the Company and was the sole general partner of the Operating Partnership until March 2013, when IPT-GP was dissolved as described below.

In September 2012, the Operating Partnership issued 19,800 Operating Partnership Units (“OP Units”) to the Company in exchange for $198,000, representing an approximate 99% limited partner interest. In addition, IPT-GP contributed $2,000 to the Operating Partnership in exchange for 200 OP Units, representing an approximate 1% general partner interest. In March 2013, IPT-GP was dissolved and its 200 OP Units, representing the sole general partner interest in the Operating Partnership, were distributed to the Company as the sole stockholder of IPT-GP. As a result, the Company owns 20,000 OP Units and is the general partner and a limited partner of the Operating Partnership. The rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets. Additionally, the Operating Partnership issued 100 partnership units (“Special Units”) to Industrial Property Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. These units are classified as noncontrolling interests. See “Note 11” for additional information regarding the issuance of Special Units.

11. NONCONTROLLING INTERESTS

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

12. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2014.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2014
Total revenues	$185	$690	$1,503	$4,267
Total operating expenses	$(1,250)	$(2,417)	$(4,645)	$(12,526)
Total other expenses	$(137)	$(162)	$(158)	$(544)
Expense support from the Advisor	$487	$870	$1,160	$979
Net loss	$(715)	$(1,019)	$(2,140)	$(7,824)
Net loss attributable to common stockholders	$(715)	$(1,019)	$(2,140)	$(7,824)
Net loss per common share—basic and diluted	$(0.72)	$(0.21)	$(0.18)	$(0.41)
Weighted-average shares outstanding	991	4,946	11,645	18,939

2013
Total revenues	$-	$-	$-	$-
Total operating expenses	$-	$-	$(128)	$(402)
Total other expenses	$-	$-	$(1)	$(2)
Expense support from the Advisor	$-	$-	$-	$306
Net loss	$-	$-	$(129)	$(98)
Net loss attributable to common stockholders	$-	$-	$(129)	$(98)
Net loss per common share—basic and diluted	$-	$-	$(1.61)	$(0.34)
Weighted-average shares outstanding	20	20	80	287

14. SUBSEQUENT EVENTS

Status of Offering

As of February 26, 2015, the Company had raised gross proceeds of $290.1 million from the sale of 29.1 million shares of its common stock in the Offering, including shares issued under the Company’s distribution reinvestment plan. As of that date, 173.5 million shares remained available for sale pursuant to the Offering, including 52.4 million shares available for sale through the Company’s distribution reinvestment plan.

Completed Acquisitions

Newark Commerce Center. On January 6, 2015, the Company acquired one industrial building totaling approximately 157,000 square feet. This building is located in the New Jersey market and is 43% leased to one customer with a remaining lease term of 3.6 years. The total purchase price was $20.0 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering and borrowings under the Company’s corporate line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $0.4 million to the Advisor in connection with this acquisition.

Totowa Commerce Center On January 23, 2015 the Company acquired one industrial building totaling approximately 206,000 square feet. This building is located in the New Jersey market and is 100% leased to two customers with a weighted-average remaining lease term (based on square feet) of 8.2 years. The total purchase price was $26.3 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering and borrowings under the Company’s corporate line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $0.5 million to the Advisor in connection with this acquisition.

8A Distribution Center. On February 2, 2015, the Company acquired one industrial building totaling approximately 293,000 square feet. This building is located in the New Jersey market and is 100% leased to two customers with a weighted-average remaining lease term (based on square feet) of 4.2 years. The total purchase price was $23.5 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering and borrowings under the Company’s corporate line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $0.5 million to the Advisor in connection with this acquisition.

Bayport Distribution Center. On February 17, 2015, the Company acquired two industrial buildings totaling approximately 564,000 square feet. These buildings are located in the Houston market and are 76% leased to two customers with a weighted-average remaining lease term (based on square feet) of 6.3 years. The total purchase price was $39.2 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering and borrowings under the Company’s corporate line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $0.6 million to the Advisor in connection with this acquisition.

The purchase price allocations for these acquisitions have not been completed as of the date of this report and will be based on the Company’s estimate of the fair value determined from all available information. The purchase price allocations will be finalized within the measurement period, which will not exceed 12 months from the acquisition dates.

Joint Venture

On February 12, 2015, the Company, through two of its wholly-owned subsidiaries, admitted each of bcIMC International Real Estate (2004) Investment Corporation (the “BCIMC Pension Partner”) and bcIMC (WCBAF) Realpool Global Investment Corporation (the “BCIMC Accident Fund Partner” and, together with the BCIMC Pension Partner, the “BCIMC Limited Partner”) as limited partners in Build-To-Core Industrial Partnership I LP (the “BTC Partnership”) and entered into that certain Amended and Restated Agreement of Limited Partnership of the BTC Partnership (the “BTC Partnership Agreement”), setting forth the terms pursuant to which the Company and the BCIMC Limited Partner intend to jointly invest in a portfolio of industrial properties located in certain major United States distribution markets, and to be comprised of approximately (i) 80% development investments and (ii) 20% core investments and value-add investments. Two of the Company’s wholly-owned subsidiaries are the general partner and a limited partner in the BTC Partnership (the “IPT Partners”) and the BCIMC Limited Partner is not affiliated with the Company. As of the February 12, 2015, the IPT Partners own a 51% interest in the BTC Partnership and the BCIMC Limited Partner owns the remaining 49% interest. Additional details concerning material terms of the BTC Partnership Agreement are set forth in the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2015.

The Company, through its indirect ownership of a 100% interest in the BTC Partnership, acquired a 100% fee interest in the Dallas Distribution Portfolio and the Peachtree Industrial Center in November 2014 and December 2014, respectively. Following the admission of the BCIMC Limited Partner to the BTC Partnership, the Company’s indirect interest in the Dallas Distribution Portfolio and the Peachtree Industrial Center is 51%. The BCIMC Limited Partner contributed approximately $61.2 million as a result of its acquisition of a 49% interest in the BTC Partnership.

Pursuant to the BTC Partnership Agreement, the general partner will provide, directly or indirectly by appointing an affiliate or a third party, acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “BTC Advisory Services”). As compensation for providing the BTC Advisory Services, the BTC Partnership will pay the general partner, or its designee, certain fees in accordance with the terms of the BTC Partnership Agreement. On February 12, 2015, the general partner and the Advisor, entered an agreement (the “Services Agreement”), pursuant to which the general partner appointed the Advisor to provide the BTC Advisory Services and has assigned to the Advisor the fees payable pursuant to the BTC Partnership Agreement for providing the BTC Advisory Services. As a result of the payment of the fees pursuant to the Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor pursuant to the Services Agreement, and (ii) the percentage interest of the BTC Partnership owned by the IPT Partners. Accordingly, the aggregate of all fees paid to the Advisor for providing BTC Advisory Services to the BTC Partnership will not exceed the aggregate amounts otherwise payable to the Advisor pursuant to the Advisory Agreement.

In addition, the BTC Partnership Agreement contains procedures for making distributions to the parties, including incentive distributions to the general partner, which are subject to certain return thresholds being achieved. The general partner has agreed to share with the Advisor a portion of any incentive distributions paid to the general partner by the BTC Partnership in an amount equal to 40% of the percentage interest of the BTC Partnership held by partners other than the IPT Partners.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements—The financial statements are included under Item 8 of this report.

2. Financial Statement Schedule—The following financial statement schedule is included in Item 15(c):

Schedule III—Real Estate and Accumulated Depreciation.

All other financial statement schedules are not required under the related instructions or because the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Second Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.3	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.4	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.5	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.6	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

4.2	Share Redemption Program, dated August 8, 2013. Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.1	Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.2	Purchase and Sale Agreement, dated February 10, 2014, by and between Paula Begoun Investments, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.3	Purchase and Sale Agreement, dated as of February 18, 2014, by and between CPDC III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.4	Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of March 5, 2014. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.5	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2014, by and between IPT Acquisitions LLC and ProLogis-A4 FL I LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.6	Purchase and Sale Agreement, dated May 13, 2014, between TPRF III/Rialto Industrial LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.7	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2014, by and between IPT Acquisitions LLC and Palmtree Acquisition Corporation. Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.8	Purchase and Sale Agreement, dated June 6, 2014, by and between Kylie Capital LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.9	Amended and Restated Advisory Agreement, dated July 16, 2014. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2014.

10.10	Purchase and Sale Agreement, dated July 29, 2014, by and between Baird Investment Company, Frederick C. Mansfield, Trustee of the Sylvia Baldwin Mansfield Trust dated November 21, 1975, as amended and restated, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.11	Purchase and Sale Agreement, dated August 5, 2014, by and between IPT Acquisitions LLC and Avera Development, LLC. Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.12	Agreement of Sale, dated September 5, 2014, by and between IPT O’Hare DC LLC and IAC 1000 County Line L.L.C. Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.13	Purchase and Sale Agreement, dated September 5, 2014, by and between CRP-3 BWIC I, LLC, CRP-3 BWIC II, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.14	Purchase and Sale Agreement, dated September 16, 2014, by and between Elgin Realty Company, LLP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.15	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated October 14, 2014 by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2014.

10.16	Contract for Sale and Purchase, dated October 15, 2014, by and between CostCo Way 8, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2014.

10.17	Agreement of Purchase and Sale, dated October 31, 2014, by and between CRP Oakmont Flower Mound, L.L.C., CRP Oakmont Grand Prairie, L.L.C., and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.18	Purchase and Sale Agreement, dated November 19, 2014, by and between Totowa Property Associates, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.19	Second Amended and Restated Credit Agreement, dated as of November 21, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 25, 2014.

10.20	Real Estate Contract, dated December 4, 2014, by and between Carson Bayport I LP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.21	Purchase and Sale Agreement, dated December 8, 2014, by and between Holman Distribution Center of Oregon, Inc., Hawthorne Investment Company, Clark Family LLC, Clark Properties North Wing LLC and Clark Properties South Wing LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.22	Sale, Purchase and Escrow Agreement, dated December 9, 2014, among Peachtree North Business Park, LLC, IPT Acquisitions LLC and Calloway Title and Escrow, LLC. Incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

EXHIBIT NUMBER	DESCRIPTION

10.23	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 19, 2014, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 23, 2014.

21.1*	List of Subsidiaries of Industrial Property Trust Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Industrial Property Trust Inc.:

Under date of March 5, 2015, we reported on the consolidated balance sheets of Industrial Property Trust Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity and cash flows for each of the years ended December 31, 2014 and 2013 and for the period from inception (August 28, 2012) to December 31, 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

March 5, 2015

INDUSTRIAL PROPERTY TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2014 (1)			Accumulated Depreciation and Amortization (3)
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (3)		Acquisition Date	Depreciable Life (Years)
Consolidated Industrial Properties:
West Valley Distribution Center in Kent, WA	1	$-	$3,051	$4,801	$7,852	$109	$3,051	$4,910	$7,961	$(438)	1/15/2014	1-20
Century Distribution Center in Houston, TX	1	-	2,854	8,658	11,512	-	2,854	8,658	11,512	(225)	3/17/2014	1-40
Oakesdale Commerce Center in Renton, WA	1	-	1,483	2,518	4,001	259	1,483	2,777	4,260	(179)	3/28/2014	1-40
Medley Distribution Center in Medley, FL	1	-	1,090	2,970	4,060	-	1,090	2,970	4,060	(129)	5/9/2014	1-40
Rialto Distribution Center in Rialto, CA	1	-	6,575	13,375	19,950	-	6,575	13,375	19,950	(272)	6/6/2014	1-40
Palm Beach Commerce Center in Boca Raton, FL	1	-	1,425	5,775	7,200	7	1,425	5,782	7,207	(183)	6/20/2014	1-20
Windham Industrial Center in Romeoville, IL	1	-	2,808	8,092	10,900	451	2,808	8,543	11,351	(317)	6/30/2014	1-30
Meadows Distribution Center in Alpharetta, GA	1	-	1,686	6,285	7,971	593	1,686	6,878	8,564	(8)	9/4/2014	1-30
Corridor Industrial Center in Savage, MD	1	-	4,247	5,634	9,881	76	4,247	5,710	9,957	(107)	9/16/2014	1-20
O’Hare Distribution Center in Elmhurst, IL	1	-	11,140	15,810	26,950	-	11,140	15,810	26,950	(266)	9/17/2014	1-40
Lehigh Valley Commerce Center in Kutztown, PA	1	-	1,545	4,456	6,001	-	1,545	4,456	6,001	(68)	9/25/2014	1-30
Corridor Industrial Center II in Savage, MD	3	-	11,500	15,297	26,797	81	11,500	15,378	26,878	(555)	9/29/2014	1-20
Bolingbrook Industrial Center in Bolingbrook, IL	1	-	1,124	2,963	4,087	(1)	1,124	2,962	4,086	(83)	9/30/2014	1-20
Normal Junction Commerce Center in Tempe, AZ	2	-	2,780	9,673	12,453	-	2,780	9,673	12,453	(149)	10/21/2014	1-20
Mechanicsburg Distribution Center in Mechanicsburg, PA	1	-	1,931	6,444	8,375	-	1,931	6,444	8,375	(94)	10/23/2014	1-20
West Valley Distribution Center II in Kent, WA	2	-	1,885	4,002	5,887	4	1,885	4,006	5,891	(95)	10/24/2014	1-20
CentrePort Distribution Center in Fort Worth, TX	1	-	2,795	13,898	16,693	-	2,795	13,898	16,693	(242)	10/31/2014	1-20
Tacoma Commerce Center in Tacoma, WA	1	-	1,808	1,542	3,350	-	1,808	1,542	3,350	(34)	10/31/2014	1-20
Richmond Distribution Center in Richmond, CA	1	-	8,185	10,165	18,350	192	8,185	10,357	18,542	(280)	10/31/2014	1-20
Auburn Industrial Center in Auburn, WA	1	-	2,576	5,274	7,850	-	2,576	5,274	7,850	(73)	11/12/2014	1-30
Dallas Distribution Portfolio in Dallas, TX	3	-	12,987	61,610	74,597	317	12,987	61,927	74,914	(20)	11/26/2014	1-40
Dorsey Run Distribution Center in Elkridge, MD	1	-	3,123	3,962	7,085	-	3,123	3,962	7,085	(11)	12/9/2014	1-30
Portland Industrial Center in Portland, OR	9	-	18,422	38,814	57,236	29	18,422	38,843	57,265	(138)	12/18/2014	1-20
Peachtree Industrial Center in Atlanta, GA	4	-	6,461	43,625	50,086	1	6,461	43,626	50,087	(135)	12/24/2014	1-30

Total	41	$-	$113,481	$295,643	$409,124	$2,118	$113,481	$297,761	$411,242	$(4,101)

(1)	As of December 31, 2014, the aggregate cost for federal income tax purposes of investments in property was $409.9 million (unaudited).
(2)	Includes gross intangible lease assets of $30.3 million and gross intangible lease liabilities of $5.6 million.
(3)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2014	2013
Investment in real estate properties:
Balance at beginning of period	$-	$-
Acquisition of properties	409,124	-
Improvements	2,118	-

Balance at end of period	$411,242	$-

Accumulated depreciation:
Balance at beginning of period	$-	$-
Additions charged to costs and expenses	(4,101)	-

Balance at end of period	$(4,101)	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 5, 2015.

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

Signature	Title	Date

/s/ EVAN H. ZUCKER	Chairman of the Board and Director	March 5, 2015
Evan H. Zucker

/s/ MARSHALL M. BURTON	Director	March 5, 2015
Marshall M. Burton

/s/ CHARLES B. DUKE	Director	March 5, 2015
Charles B. Duke

/s/ STANLEY A. MOORE	Director	March 5, 2015
Stanley A. Moore

/s/ DWIGHT L. MERRIMAN III	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2015
Dwight L. Merriman III

/s/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2015