Form 10-K/A
period 2014-12-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2015-04-15
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 3, 2015, there were 37.6 million shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Industrial Property Trust Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2015 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this report, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
Dwight L. Merriman III	54	Chief Executive Officer and Director
Evan H. Zucker	49	Chairman and Director
Marshall M. Burton	46	Independent Director
Charles B. Duke	57	Independent Director
Stanley A. Moore	76	Independent Director
Thomas G. McGonagle	55	Chief Financial Officer
Joshua J. Widoff	44	Executive Vice President, Secretary and General Counsel

Dwight L. Merriman III, age 54, has served as our Chief Executive Officer, as a member of our board of directors, and as a member of Industrial Property Advisors LLC’s (the “Advisor”) board of managers since January 2013. Mr. Merriman has also served as a member of Industrial Income Trust’s (“IIT”) board of directors since February 2011, and as the Chief Executive Officer of IIT and as a member of the board of managers of Industrial Income Advisor LLC, the advisor to IIT, since March 2010. Mr. Merriman has also served as the Chief Executive Officer of Logistics Property Trust (“LPT”) and as a member of the board of managers of Logistics Property Advisors LLC, the advisor to LPT since November 2014. Mr. Merriman has over 25 years of real estate investment and development experience. Prior to joining the Company, Mr. Merriman served from September 2007 through March 2010 as a Managing Director and the Chief Investment Officer of Stockbridge Capital Group LLC (“Stockbridge”) a real estate investment management company based in San Francisco, California, which had more than $3 billion in real estate under management. While with Stockbridge, Mr. Merriman served as a member of its investment and management committees, and was responsible for coordinating the investment activities of the company. From May 2000 to September 2007, Mr. Merriman was a Managing Director of RREEF Funds (“RREEF”) a real estate investment management company, in charge of RREEF’s development and value-added investment opportunities in North America. While at RREEF, he served on the investment committee and was involved in approving approximately $5 billion in commercial real estate transactions, and he started CalSmart, a $1.2 billion value-added real estate investment fund with the California Public Employees’ Retirement System. Prior to joining RREEF in 2000, Mr. Merriman served for approximately five years as a Managing Director at CarrAmerica Realty Corporation, where he was responsible for the company’s acquisition, development and operations activities in Southern California and Utah. Prior to that, he spent 11 years with the Los Angeles development firm of Overton, Moore & Associates, where he was responsible for developing industrial and office property throughout Southern California. Mr. Merriman received a B.S. in Business Administration from the University of Southern California and an M.B.A. from the Anderson School at the University of California at Los Angeles. Mr. Merriman is a member of the Urban Land Institute.

We believe that Mr. Merriman’s qualifications to serve on our board of directors include his extensive real estate investment and development experience, including specifically his experience serving in leadership positions and on the investment committees of significant real estate investment funds.

Evan H. Zucker, age 49, serves as the Chairman of our board of directors and has served as a member of our board of directors since January 2013. Mr. Zucker also served as the President of IIT from October 2009 until his election to the board of directors of IIT and as Chairman in March 2010. Mr. Zucker is a manager of our Advisor, is a manager of Dividend Capital Total Advisors LLC, the advisor to Dividend Capital Diversified Property Fund Inc. (“DPF”), and is a manager of Industrial Income Advisors LLC. Mr. Zucker has also served as the Chairman of the board of directors and as a director of LPT and as a member of the board of managers of Logistics Property Advisors LLC since November 2014. From its inception until October 2006, Mr. Zucker was the Chief Executive Officer, President, Secretary and a director of DCT Industrial Trust (NYSE: DCT), which listed on the NYSE in December 2006. Mr. Zucker is a principal of both Dividend Capital Group LLC and Black Creek Group LLC, a Denver based real estate investment firm which he co-founded in 1993. Mr. Zucker has been active in real estate acquisition, development and redevelopment activities since 1989 and, as of December 31, 2014, with affiliates, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real properties having combined value of approximately $13.6 billion. In 1993, Mr. Zucker co-founded American Real Estate Investment Corp., which subsequently became Keystone Property Trust (NYSE: KTR), an industrial, office and logistics real estate investment trust (“REIT”) that was later acquired by ProLogis Trust (NYSE: PLD) in August 2004. Mr. Zucker served as the President and as a director of American Real Estate Investment Corp. from 1993 to 1997 and as a director of Keystone Property Trust from 1997 to 1999. Mr. Zucker graduated from Stanford University with a Bachelor’s Degree in Economics.

We believe that Mr. Zucker’s qualifications to serve on our board of directors are demonstrated by his proven business acumen, including his over 20 years of experience with Black Creek Group LLC as a co-founder of the company, his position as a principal of Dividend Capital Group LLC, and his vast experience as a leader of an advisor to real estate investment companies, including DCT Industrial Trust, DPF and American Real Estate Investment Corp (which subsequently became Keystone Property Trust, NYSE: KTR).

Marshall M. Burton, age 46, has served as an independent director of our board of directors since March 2013. Mr. Burton also has served as an independent director on the board of directors of IIT since December 2009. Mr. Burton has approximately 20 years of commercial real estate experience, including development, leasing, investment and management. In March 2014, Mr. Burton founded Confluent Holdings, L.L.C. to develop and invest in office, industrial and multi-family projects throughout the U.S. In April 2015, Mr. Burton expanded Confluent Holdings, L.L.C. and co-founded Confluent Development, L.L.C. in a merger with MVG, Inc., to form a diverse real estate investment and development platform with projects in various stages of development totaling $500 million. Mr. Burton is a board member and President of both MVG, Inc. and Confluent Development, L.C.C. From March 2011 to March 2014, Mr. Burton served as Senior Vice President and General Manager of Opus Development Company L.L.C., an affiliate of The Opus Group, a real estate developer (“Opus”) where he was responsible for managing operations and seeking new development opportunities in Denver, Colorado and in the western region of the U.S. Prior to joining Opus, Mr. Burton founded the Denver office of McWhinney, a real estate development company, in February 2010. As Senior Vice President of McWhinney, Mr. Burton oversaw operations for the commercial development team in the Denver metropolitan area and other strategic locations across the western U.S. Mr. Burton served as the Senior Vice President of Opus Northwest, L.L.C., a full-service real estate developer, from May 2009 through February 2010, and previously served as Vice President from October 2002 through September 2008 and in other capacities beginning in 1996. From September 2008 through June 2009, Mr. Burton served as Executive Vice President of Opus East, L.L.C., an interim position where he was charged with restructuring and winding down operations of Opus East, L.L.C. Opus East, L.L.C. and certain of its subsidiaries voluntarily filed for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2009. Prior to joining Opus in 1996, Mr. Burton was co-founder of Denver Capital Corporation, a multi-bank community lending organization. Mr. Burton is a licensed Colorado Real Estate Broker and is active in many civic and real estate associations, including serving as Treasurer and President-elect of the National Association of Industrial and Office Properties and as an executive committee member of the Urban Land Institute. Mr. Burton received his Bachelor of Science in Business Administration from the University of Denver.

We believe that Mr. Burton’s qualifications to serve on our board of directors include his over 16 years of experience overseeing the development, leasing, investment and management of commercial real estate. This experience provides a valuable perspective on the commercial real estate industry.

Charles B. Duke, age 57, has served as an independent director of our board of directors since March 2013. Mr. Duke also has served as an independent director on the board of directors of DPF since January 2006 and as an independent director on the board of directors of IIT since December 2009. Mr. Duke founded To-Table Inc., a retailer of specialty gourmet foods in November 2014 and is currently the Chief Executive Officer. Prior to founding To-Table Inc., Mr. Duke was the Executive Vice President of IJR, Inc., a manufacturer of printing supplies in Phoenix, Arizona from October 2012 to July 2014. Prior to that, Mr. Duke founded and has been the President and Chief Executive Officer of Legacy Imaging, Inc., a manufacturer of aftermarket printer supplies since 1996. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president and owner of Careyes Corporation, a private bank, registered investment advisor and a member of the Financial Industry Regulatory Authority (“FINRA”) based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems, a global technology leader in the environmental monitoring industry based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved primarily in mergers and acquisitions, financing and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.

Our board of directors has determined that Mr. Duke is the audit committee financial expert. In that role, we believe that Mr. Duke brings a unique perspective to the audit committee, as he is the only audit committee member with investment banking experience. We believe Mr. Duke’s qualifications to serve on our board of directors include his considerable business and financial experience, including specifically his experience as founder and president of a private bank and as Chief Financial Officer of a significant organization.

Stanley A. Moore, age 76, has served as an independent director of our board of directors since March 2013. Mr. Moore also has served as an independent director on the board of directors of IIT since February 2011. Mr. Moore is a co-founder and chairman and the former Chief Executive Officer of Overton Moore Properties (“OMP”) a leading commercial real estate development firm in Los Angeles County that develops, owns and manages office, industrial and mixed-use space. He served as Chief Executive Officer of OMP from 1975 until January 2014 and has served as a director since 1972. Since its founding, OMP has developed and/or invested in over 30 million square feet of commercial space in California. Mr. Moore has served as a member of the board of directors of The Macerich Company (NYSE: MAC), a leading owner, operator and developer of major retail properties, since 1994. Mr. Moore is past President of the Southern California Chapter of the National Association of Industrial and Office Parks, and is currently a board member of the Economic Resources Corporation of South Central Los Angeles and the Los Angeles Economic Development Council (“LAEDC”). His many awards and citations include the Humanitarian of the Year awarded to him by the National Conference of Christians and Jews, and Developer of the Year awarded by the LAEDC.

We believe that Mr. Moore’s qualifications to serve on our board of directors include his nearly 40 years of experience as a Chief Executive Officer of a leading commercial real estate development firm, his expertise in the areas of acquisitions, development and management of commercial real estate, and more specifically, industrial properties, his leadership experience with the National Association of Industrial and Office Parks, and his service on civic and private and public company boards.

Thomas G. McGonagle, age 55, has served as our Chief Financial Officer since March 2014 and served as our Chief Financial Officer and Treasurer from January 2013 to March 2014. Mr. McGonagle has served as the Chief Financial Officer of IIT since March 2014 and served as the Chief Financial Officer and Treasurer of IIT from March 2010 to March 2014. Mr. McGonagle has also served as the Chief Financial Officer and Treasurer of LPT and as a member of the board of managers of Logistics Property Advisors LLC since November 2014. Prior to joining the Company, Mr. McGonagle consulted for several different corporate clients, including as Chairman of the Board of Directors of Pinnacle Gas Resources, Inc., an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves (formerly listed on Nasdaq:

PINN), from March 2009 until the sale of the company in January 2011. From March 2007 to December 2008, Mr. McGonagle was Senior Vice President—Corporate Development at MacDermid, Incorporated, a global, specialty chemical company (formerly listed on NYSE: MRD). Mr. McGonagle was responsible for the marketing and sale of two of MacDermid’s nine global business units, and also was instrumental in the restructuring of a European manufacturing operation. Prior to joining MacDermid, from 2003 until 2006, Mr. McGonagle was Senior Vice President and Chief Financial Officer of Vistar Corporation (“Vistar”), at the time a $3 billion food distribution company with 36 distribution and warehouse facilities located throughout the U.S. At Vistar, Mr. McGonagle was responsible for the finance department, including all accounting, reporting, tax, audit, banking and capital markets, and merger and acquisition activities. From 2001 to 2003, Mr. McGonagle was Managing Director and Co-Head of the U.S. Merchant Banking Group at Babcock & Brown LP in New York, which focused on advising on, and acquiring and developing, large-scale infrastructure assets and projects. Prior to joining Babcock & Brown, Mr. McGonagle was a Managing Director of the Financial Sponsors Group of Donaldson, Lufkin & Jenrette / Credit Suisse, which he joined in 1987. In this role, Mr. McGonagle was responsible for initiating and structuring numerous principal investment transactions, debt and equity securities offerings, and mergers and acquisitions across many different industries. From August 2007 until the sale of the company in January 2011, Mr. McGonagle served as a director of Pinnacle. From 2006 until the sale of the company in 2012, Mr. McGonagle was a director and chairman of the audit committee of Consolidated Container Company LLC, a private $750 million plastic packaging manufacturer with over 50 manufacturing facilities located throughout the U.S. Mr. McGonagle received his B.A. in Economics from Dartmouth College and M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

Joshua J. Widoff, age 44, has served as our Executive Vice President, Secretary and General Counsel since September 2012. Mr. Widoff also has served as Executive Vice President, Secretary and General Counsel of IIT since December 2013, and served as Senior Vice President, Secretary and General Counsel of IIT from May 2009 to December 2013. Mr. Widoff has served as General Counsel, Executive Vice President and Secretary of DPF since October 2010, and served as its Senior Vice President, Secretary and General Counsel from September 2007 to October 2010. Mr. Widoff has also served as the Executive Vice President, Secretary and General Counsel of LPT and as a member of the board of managers of Logistics Property Advisors LLC since November 2014. He has also served as a Managing Director of Black Creek Group LLC, a Denver based private equity real estate firm, since September 2007, and as Executive Vice President of Dividend Capital Group since 2010. Prior to joining DPF and Black Creek Group LLC in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing, and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities, and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings, and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff currently serves as a Vice-Chair and Commissioner for the Denver Urban Renewal Authority. Mr. Widoff received his undergraduate degree from Trinity University in Texas and his law degree from the University of Colorado School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no person owns or beneficially owns more than ten percent of our outstanding shares of common stock as of the date of this Amendment No. 1.

Section 16(a) of the Exchange Act requires our directors, our officers, and certain beneficial owners, or, collectively, reporting persons, to file reports of holdings and transactions in our shares of common stock with the SEC. To our knowledge, based solely on review of copies of such reports, during the year ended December 31, 2014, all of our reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all employees of Industrial Property Advisors LLC (the “Advisor”), and our officers and directors, including our Chief Executive Officer and our Chief Financial Officer. Additionally, our board of directors has adopted a Code of Ethics for our Chief Executive Officer and our Senior Financial Officers, including our Chief Financial Officer. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers may be found on our website at www.industrialpropertytrust.com. Our board of directors must approve any amendment to or waiver of the Code of Business Conduct and Ethics as well as the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers. We presently intend to disclose amendments and waivers, if any, of the Code of Business Conduct and Ethics or the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers on our website.

Audit Committee

Our board of directors has formed an Audit Committee comprised of Messrs. Duke and Burton, each of whom is an independent director. Our Audit Committee operates under a written charter, a copy of which is available under the “Investor Relations” section of our website at www.industrialpropertytrust.com. Our board of directors has determined that each member of our Audit Committee is financially literate as such qualification is interpreted by our board of directors. Our board of directors has determined that Mr. Duke qualifies as an “Audit Committee Financial Expert” as defined by the rules of the SEC.

Our Audit Committee meets on a regular basis, at least quarterly and more frequently as necessary. Our Audit Committee’s primary function is to assist our board of directors in fulfilling its oversight responsibilities by (i) reviewing the financial information to be provided to our stockholders and others, (ii) reviewing our system of internal controls, which management has established, (iii) overseeing the audit and financial reporting process, including the preapproval of services performed by our independent registered public accounting firm, and (iv) overseeing certain areas of risk management.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

The following table sets forth information regarding compensation of our independent directors during 2014:

Name	Fees Earned or Paid in Cash	Stock Awards		Total
Charles B. Duke	$118,750	$85,000	(1)	$203,750
Marshall M. Burton	$107,500	$85,000	(1)	$192,500
Stanley A. Moore	$106,875	$85,000	(1)	$191,875

(1)	Based on our primary offering price of $10.00 per share on the grant date.

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

We pay the following annual retainers (to be prorated for a partial term) to the Chairpersons of our Board Committees:

•	$12,500 to the Chairperson of our Audit Committee;

•	$10,000 to the Chairperson of our Investment Committee; and

•	$5,000 to the Chairperson of each of our other Committees.

In addition, we have issued shares of restricted stock pursuant to our equity incentive plan to our independent directors. See “–Equity Incentive Plan” for additional information concerning the plan and issuances under the plan during 2014.

Executive Compensation

Compensation Discussion and Analysis

Because the Amended and Restated Advisory Agreement, dated as of July 16, 2014, among us, Industrial Property Operating Partnership LP (the “Operating Partnership”), and the Advisor (the “Advisory Agreement”) provides that our Advisor will assume principal responsibility for managing our affairs, we have no employees, and our executive officers, in their capacities as such, do not receive compensation from us, nor do they work exclusively on our affairs. In their capacities as officers or employees of our Advisor or its affiliates, they will devote such portion of their time to our affairs as is required for the performance of the duties of our Advisor under the Advisory Agreement. The compensation received by our executive officers is not paid or determined by us, but rather by an affiliate of the Advisor based on all of the services provided by these individuals. See “Certain Relationships and Related Transactions and Director Independence” below for a summary of the fees and expenses payable to our Advisor and other affiliates.

Compensation Committee Report

We do not currently have a compensation committee, however, our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. Our independent directors have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 (“CD&A”) with management. Based on the independent directors’ review of the CD&A and their discussions of the CD&A with management, the independent directors recommended to our board of directors, and our board of directors has approved, that the CD&A be included in this Amendment No. 1.

INDEPENDENT DIRECTORS:

Marshall M. Burton Charles B. Duke Stanley A. Moore

The foregoing report shall not be deemed to be “soliciting material” or incorporated by reference by any general statement incorporating by reference this Amendment No. 1 into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. None of our independent directors served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended

December 31, 2014, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2014, none of our executive officers served as a director or a member of a compensation committee of any entity whose executive officers included a member of our board of directors.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed. We did not retain any independent compensation consultants in 2014.

Equity Incentive Plan

Our equity incentive plan, effective July 16, 2013 (the “Equity Incentive Plan”), provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents rights or other share-based awards. Our directors, officers, and employees (if any), as well as any advisor or consultant, including employees of the Advisor and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided that, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for our common stock. Any such stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights, and/or other stock-based awards to be issued to our independent directors, employees of our Advisor and other advisors shall not exceed an amount equal to 10 percent of the outstanding shares of our common stock on the date of grant of any such stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights, and/or other stock-based awards. Notwithstanding the foregoing, we will not issue options or warrants to our independent directors.

Our board of directors, or, if formed, our compensation committee, will administer the Equity Incentive Plan, with sole authority (following consultation with our Advisor) to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless determined by our board of directors, or, if formed, our compensation committee, no award granted under the Equity Incentive Plan will be transferable except through the laws of descent and distribution.

We have authorized and reserved for issuance under the Equity Incentive Plan a total of 2.0 million shares of our common stock, and have also established an aggregate maximum of 5.0 million shares that may be issued upon grant, vesting or exercise of awards under the Equity Incentive Plan. In addition, no more than 200,000 shares of our common stock may be made subject to options or stock appreciation rights to a single individual in a calendar year, and no more than 200,000 shares of our common stock may be made subject to stock based awards other than options or stock appreciation rights to a single individual in a calendar year. In the event of certain corporate transactions affecting our common stock, such as, for example, a reorganization, recapitalization, merger, spin-off, split-off, stock dividend, or extraordinary dividend, our board of directors, or, if formed, our compensation committee, will have the sole authority to determine whether and in what manner to equitably adjust the number and type of shares and the exercise prices applicable to outstanding awards under the Equity Incentive Plan, the number and type of shares reserved for future issuance under the Equity Incentive Plan, and, if applicable, performance goals applicable to outstanding awards under the Equity Incentive Plan.

For the year ended December 31, 2014, we granted an aggregate of 25,500 shares of restricted stock to our independent directors under the Equity Incentive Plan. Of this amount, 15,000 shares immediately vested. Each independent director’s portion of the remaining 10,500 shares will vest on the earliest of the following: (i) July 1, 2015; (ii) June 24, 2015, which is the day immediately before the Annual Meeting; (iii) the date of termination of service as a director due to death or “permanent and total disability” (as defined under Section 22(e)(3) of the Internal Revenue Code); or (iv) immediately before and contingent upon the occurrence of a change in control (as defined in the Equity Incentive Plan).

The following table gives information regarding the Equity Incentive Plan as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,974,500
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,974,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Advisor initially invested 20,000 shares of our common stock. Industrial Property Advisors Group LLC (the “Sponsor”) contributed $1,000 to the Operating Partnership in exchange for 100 units of a separate series of partnership interests with special distribution rights (“Special Units”). For so long as the Advisor serves as our advisor, the Advisor may not sell its initial investment in 20,000 shares of our common stock, and the Sponsor may not sell its Special Units.

The following table shows, as of April 3, 2015, the amount of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 17th Street, 17th Floor, Denver, Colorado 80202.

Name of Beneficial Owner(1)	Title	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock
Industrial Property Advisors Group LLC (Sponsor)(2)	—	100 Special Units	(4)	N/A
Industrial Property Advisors LLC (Advisor)(2)	—	23,828 shares			*
Evan H. Zucker(2)	Chairman, Director	52,430 shares	(5)		*
Dwight L. Merriman III	CEO and Director	23,509 shares			*
Marshall M. Burton	Director	8,556 shares			*
Charles B. Duke	Director	8,556 shares			*
Stanley A. Moore	Director	8,556 shares			*
Thomas G. McGonagle(3)	CFO	8,396 shares			*
Joshua J. Widoff(3)	EVP, General Counsel and Secretary	2,239 shares			*

Beneficial ownership of common stock by all directors and executive officers as a group		136,070 shares			*

*	Less than one percent.
(1)	Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common stock held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Common stock issuable pursuant to options, to the extent such options are exercisable within 60 days, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Our Advisor and our Sponsor are presently each directly or indirectly jointly controlled by John A. Blumberg, James R. Mulvihill and Mr. Zucker and/or their affiliates. The amount of shares indicated in the table as being owned by Mr. Zucker does not include the shares owned by the Advisor.
(3)	Includes shares held by accounts for the benefit of the respective officer’s children and shares held by the spouse of each of the respective officers. Each of the respective officers disclaims beneficial ownership of the shares held by his respective spouse.
(4)	Represents Special Units that are entitled to distributions from the Operating Partnership under certain circumstances.
(5)	The shares indicated in the table as being owned by Mr. Zucker are owned indirectly through a limited liability company.

To our knowledge, no person owns or beneficially owns more than ten percent of our outstanding shares of common stock as of the date of this Amendment No. 1.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Advisory Agreement

We rely on our Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership and the Advisor are parties to the Advisory Agreement. Our Advisor is presently directly or indirectly majority owned, controlled and/or managed by John A. Blumberg, James R. Mulvihill and Evan H. Zucker, our Chairman of the board of directors, and/or their affiliates.

Under the terms of the Advisory Agreement, our Advisor will use commercially reasonable efforts, subject to the oversight, review and approval of our board of directors, to perform the following:

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

The current term of the Advisory Agreement ends on July 16, 2015, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The independent directors will evaluate the performance of our Advisor before renewing the Advisory Agreement. The criteria used in such evaluation will be reflected in the minutes of such meeting. The Advisory Agreement may be terminated:

•	Immediately by us for “cause” (as defined in the Advisory Agreement) or upon a material breach of the Advisory Agreement by our Advisor;

•	Without cause or penalty by either our Advisor or a majority of our independent directors, in each case upon 60 days’ written notice to the other party; or

•	With “good reason” (as defined in the Advisory Agreement) by our Advisor upon 60 days’ written notice.

In the event of the termination of the Advisory Agreement, our Advisor will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function. Before selecting a successor advisor, our board of directors must determine that any successor advisor possesses sufficient qualifications to perform the advisory function and to justify the compensation it would receive from us.

Compensation to our Advisor

We pay certain fees to our Advisor and its affiliates in connection with services they provide to us. The Advisor may also, directly or indirectly (including, without limitation, through us or our subsidiaries), receive fees from our joint venture partners and co-owners of our properties for services provided to them with respect to their proportionate interests in the respective venture or co-ownership arrangement. Fees received from joint venture partners or co-owners of our properties and paid, directly or indirectly (including, without limitation, through us or our subsidiaries), to the Advisor may be more or less than similar to fees that we pay to the Advisor pursuant to the Advisory Agreement. In the event the Advisory Agreement is terminated, the Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination. We will not reimburse the Advisor or its affiliates for services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee.

The following summarizes the compensation and fees, including reimbursement of expenses, that are payable by us to the Advisor:

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value add transactions) of such real property, or both. We refer to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or our proportional interest therein) on the first $500,000,000 invested in such properties, and 1.0% of the total purchase price of the properties acquired (or our proportional interest therein) thereafter, including in all instances real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements, of development real properties, which we refer to collectively as development services, or overseeing the provision of these services by third parties on our behalf, which we refer to as development oversight services, the acquisition fee, which we refer to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or our proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to us, the third party will be compensated directly by us and the Advisor will receive the development acquisition fee if it provides the development oversight services. With respect to real properties other than development real properties, the Advisor is also entitled to receive acquisition fees of (i) 1.0% of our proportionate share of the purchase price of the property owned by any real estate-related entity in which we acquire a majority economic interest or that we consolidate for financial reporting purposes in accordance with generally accepted accounting principles in the U.S. (“GAAP”), and (ii) 1.0% of the purchase price in connection with the acquisition of an interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment.

Asset Management Fees. Asset management fees consist of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed) (before non-cash reserves and depreciation) of each real property asset within our portfolio (or our proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which we own a majority economic interest or that we consolidate for financial reporting purposes in accordance with GAAP). Asset management fees are also paid in connection with a disposition, which may involve a direct or indirect sale of one or more assets, a sale, merger, or other transaction, a listing of our common stock on a national securities exchange or the receipt by our stockholders of securities listed on a national securities exchange, in an amount equal to 2.0% of the total consideration paid in connection with the disposition.

Organization and Offering Expenses. We reimburse the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of our cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed the 2.0% organization and offering expense reimbursement for our public offerings, without recourse against or reimbursement by us. Organization and offering expenses are accrued by us only to the extent that we are successful in raising gross offering proceeds. If we are not successful in raising additional amounts of offering proceeds, no additional amounts will be payable by us to the Advisor for reimbursement of cumulative organization and offering expenses. Organizational costs are expensed in the period they become reimbursable and offering costs are recorded as a reduction of gross offering proceeds in additional paid-in capital.

Other Expense Reimbursements. In addition to the reimbursement of organization and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain costs incurred by our Advisor or its affiliates, such as personnel and overhead expenses, in connection with the services provided to us under the Advisory Agreement, provided that our Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. Our Advisor may utilize its employees to provide such services, and in certain instances those employees may include our executive officers.

Expense Support Agreement. As described in our 2014 Annual Report, effective as of July 1, 2014, we entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Amended and Restated Expense Support Agreement”) with the Operating Partnership and the Advisor. The Amended and Restated Expense Support Agreement amended and restated the prior agreement which was in effect for each quarter between October 1, 2013 and June 30, 2014 (the “Original Expense Support Agreement”). The Amended and Restated Expense Support Agreement extended the term of the agreement through June 30, 2015, and amended the definition of “Baseline Distributions” in connection with the previously announced increase in the quarterly cash distribution rate for the third quarter of 2014 from $0.11250 per share to $0.11875 per share. Effective October 1, 2014, we entered into a Second Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Second Amended and Restated Expense Support Agreement”) with the Operating Partnership and the Advisor, in order to amend the definition of Baseline Distributions in connection with the previously announced increase in the quarterly cash distribution rate for the fourth quarter of 2014 from $0.11875 per share to $0.1250 per share. Under the Second Amended and Restated Expense Support Agreement, for each quarter in the period from October 1, 2014 through June 30, 2015, Baseline Distributions are equal to the aggregate cash distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.1250 per share of common stock. Pursuant to the Second Amended and Restated Expense Support Agreement, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations, as disclosed in our quarterly and annual reports (“CDFFO”), for a particular quarter is less than the “Baseline Distributions” for such quarter. “Baseline Distributions” means the aggregate distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.11250 per share of common stock with respect to the third and fourth quarters of 2013 and the first and second quarters of 2014 (which is the rate at which we declared distributions for such quarters), $0.11875 per share of common stock for the third quarter of 2014 (which is the rate at which we declared distributions for that quarter) and $0.1250 for the period October 1, 2014 through June 30, 2015 (which is the rate at which we declared distributions for the fourth quarter of 2014). The amount of the asset management fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the CDFFO calculated before any fees are deferred and expense support payments are made pursuant to the agreement and Baseline Distributions for such quarter and (ii) the entire asset management fee payable to the Advisor pursuant to the Advisory Agreement for such quarter. In addition, pursuant to the Second Amended and Restated Expense Support Agreement, the Advisor, in its sole discretion, may elect to fund certain expenses of us and the Operating Partnership as expense support payments. If, in any quarter, the Advisor elects to fund an expense support payment equal to the difference between the CDFFO calculated before any fees are deferred and expense support payments are made pursuant to the agreement and the Baseline Distributions less any deferred asset management fees for that quarter, then we, the Advisor, and the Operating Partnership will enter into a separate quarterly agreement for the provision of expense support with respect to such quarter.

Subject to certain conditions, the Advisor is entitled to reimbursement from us for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Second Amended and Restated Expense Support Agreement; provided that, we will not be obligated to reimburse the Advisor for any amount not reimbursed by us to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO calculated before any fees are deferred and expense support payments are made pursuant to the agreement exceeds the Baseline Distributions for that quarter, the Second Amended and Restated Expense Support Agreement requires that we reimburse the Advisor in an amount equal to the lesser of (i) the difference between the CDFFO calculated before any fees are deferred and expense support payments are made pursuant to the agreement and the Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. Our obligation to reimburse the Advisor is non-interest bearing. The cumulative amount that is potentially reimbursable to the Advisor pursuant to the Second Amended and Restated Expense Support Agreement was $3.8 million as of December 31, 2014.

Dealer Manager Agreement

We have entered into a dealer manager agreement dated August 13, 2013 (the “Dealer Manager Agreement”) with Dividend Capital Securities LLC (the “Dealer Manager”), in connection with our “best efforts” initial public offering pursuant to a Registration Statement on Form S-11 (Reg. No. 333-184126). Pursuant to the Dealer Manager Agreement, the Dealer Manager serves as the dealer manager for the offering which commenced on July 24, 2013. The Dealer Manager and the Sponsor are related parties and the Dealer Manager is a member firm of the Financial Industry Regulatory Authority (“FINRA”). The Dealer Manager was organized in December 2001 for the purpose of participating in and facilitating the distribution of securities of Dividend Capital affiliated entities. Under the Dealer Manager Agreement, the Dealer Manager provides certain sales, promotional and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our prospectus. Pursuant to the agreement, we pay the Dealer Manager a sales commission of up to 7.0% of the gross proceeds raised from the sale of shares in the primary offering, subject to the reduction of the sales commission in certain circumstances, all of which may be reallowed to participating broker dealers who are members of FINRA, and a dealer manager fee of up to 2.5% of the gross proceeds from the sale of shares of our common stock sold in the primary offering. The Dealer Manager may also receive a portion of the organization and offering expense reimbursement amounts for non-accountable expenses and as marketing support fees. Our Dealer Manager is presently directly or indirectly majority owned by Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, the Chairman of our board of directors, and/or their affiliates.

Property Management Agreement

We have entered into a property management agreement dated July 16, 2013 (the “Property Management Agreement”), with Dividend Capital Property Management LLC (the “Property Manager”). We anticipate that the Property Manager may perform certain property management services for us and the Operating Partnership. The Property Manager is an affiliate of the Advisor and was organized in April 2002 to lease and manage real properties acquired by Dividend Capital affiliated entities or other third parties. We will pay the Property Manager a property management fee in an amount equal to a market based percentage of the annual gross revenues of each real property owned by us and managed by the Property Manager. Such fee is expected to range from 2% to 5% of annual gross revenues. In addition, we may pay the Property Manager a separate fee for initially leasing-up our real properties, for leasing vacant space in our real properties and for renewing or extending current leases on our real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2% to 8% of the projected first year’s annual gross revenues of the property); provided, however, that we will only pay a leasing fee to the Property Manager if the Property Manager provides leasing services, directly or indirectly. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant and paid by the tenant. This fee will not exceed 5% of the cost of the tenant improvements. The Property Manager will only provide these services if the provision of the services does not cause any of our income from the applicable real property to be treated as other than rents from real property for purposes of the applicable real estate investment trust (“REIT”) requirements. To date, we have not paid any fees to the Property Manager. The Property Manager is presently directly or indirectly majority owned, controlled and/or managed by Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, the Chairman of our board of directors, and/or their affiliates.

Holdings of Shares of Common Stock, OP Units and Special Units

Our Advisor currently owns 20,000 shares of our common stock for which it contributed $200,000. Our Advisor may not sell any of these shares of our common stock during the period it serves as our Advisor. We made an initial investment of $2,000 in the Operating Partnership in exchange for 200 “OP Units”, which represent our ownership interest as the general partner of the Operating Partnership. We have contributed, and expect to continue to contribute, the proceeds from our public offerings to the Operating Partnership in exchange for OP Units, which represent our ownership interest as a limited partner of the Operating Partnership. The Sponsor has invested $1,000 in the Operating Partnership and has been issued a separate class of OP Units, which constitute the Special Units and represent the Sponsor’s ownership interest as a limited partner of the Operating Partnership. As the holder of the Special Units, the Sponsor will receive 15% of the net sales proceeds received by the Operating Partnership upon the disposition of assets held by it directly or indirectly, subordinated to a specified return to the stockholders. The Special Units will be redeemed by the Operating Partnership upon the listing of our common stock or other liquidity event and in certain other instances, including the termination or non-renewal of the Advisory Agreement. Our Sponsor also owns 200 shares of our common stock. The resale of any shares by our affiliates is subject to the provisions of Rule 144 promulgated under the Securities Act, which rule limits the number of shares that may be sold at any one time and the manner of such resale.

Compensation to our Advisor and its Affiliates

The table below provides information regarding fees paid to the Dealer Manager, the Advisor and their affiliates in connection with the services they provided to us. The table includes amounts incurred for the year ended December 31, 2014, as well as amounts payable as of December 31, 2014.

(in thousands)	Incurred For the Year Ended December 31, 2014	Payable as of December 31, 2014
Sales commissions — the Dealer Manager	$15,490	$115
Dealer manager fees — the Dealer Manager	5,601	97
Organization and offering expenses— the Advisor or its affiliates, including the Dealer Manager(1)	4,499	78
Acquisition fees— the Advisor	8,168
Asset management fees — the Advisor	902
Other expenses — the Advisor (2)(3)	200	20

Total	$34,860	$310

(1)	As of December 31, 2014, the Advisor had incurred $9.8 million of offering costs and $93,000 of organization costs, all of which were paid directly by the Advisor on behalf of us. As of December 31, 2014, we had reimbursed the Advisor $4.5 million related to offering costs and $93,000 related to organization costs. We have elected to reimburse the Advisor for organization costs prior to reimbursing the Advisor for offering costs. We reimburse the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of our public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in our public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of our cumulative organization and offering expenses to the extent that such cumulative expenses exceeds 2.0% of the gross offering proceeds from the sale of shares in our public offerings, without recourse against or reimbursement by us.
(2)	Includes reimbursement for expenses incurred on our behalf in connection with the services provided to us under the Advisory Agreement.
(3)	There were no amounts reimbursed for any portion of the salary and benefits payable to our principal executive officer, Dwight L. Merriman III, and to our principal financial officer, Thomas G. McGonagle, for services provided to us.

As described above, with respect to joint ventures, partnerships or other co-ownership arrangements, the Advisor or its affiliates may receive fees for providing services to such entities or to our joint venture partners or co-owners of our properties. These fees may be paid directly to the Advisor or its affiliates or indirectly, including, without limitation, through us, our subsidiaries, or through the joint ventures or partnerships. We have a 51% interest in Build-To-Core Industrial Partnership I LP (the “BTC Partnership”) and bcIMC International Real Estate (2004) Investment Corporation and bcIMC (WCBAF) Realpool Global Investment Corporation (together, “BCIMC Limited Partner”) own the remaining 49% interest. Two of our wholly-owned subsidiaries (the “IPT Partners”) are the general partner and a limited partner in the BTC Partnership. The BTC Partnership currently owns two properties and intends to invest in a portfolio of industrial properties located in certain major United States distribution markets, and to be comprised of approximately (i) 80% development investments and (ii) 20% core investments and value-add investments. As compensation for providing acquisition and asset management services and, to the extent applicable, development management and development oversight services to the BTC Partnership (the “BTC Advisory Services”), the BTC Partnership will pay the general partner, or its designee, certain fees in accordance with the terms of the BTC Partnership Agreement.

Effective February 12, 2015, the general partner and the Advisor entered an agreement (the “Services Agreement”), pursuant to which the general partner appointed the Advisor to provide the BTC Advisory Services to the BTC Partnership and has assigned to the Advisor the fees payable pursuant to the partnership agreement for providing the BTC Advisory Services. As a result of the payment of the fees pursuant to the Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor pursuant to the Services Agreement, and (ii) the percentage interest of the BTC Partnership owned by the IPT Partners. In addition, the BTC Partnership Agreement contains procedures for making distributions to the parties, including incentive distributions to the general partner, which are subject to certain return thresholds being achieved. The general partner has agreed to share with the Advisor a portion of any incentive distributions paid to the general partner by the BTC Partnership in an amount equal to 40% of the percentage interest of the BTC Partnership held by partners other than the IPT Partners. Further, the Services Agreement provides that it will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for “cause,” the Advisor shall have the right, in its sole discretion, to require the General Partner to seek the consent of the BCIMC Limited Partner to sell 50% of the General Partner’s general partner interest in the BTC Partnership to the Advisor for the fair market value of the interest. In such event, the General Partner will seek the BCIMC Limited Partner’s consent to the sale and the admission of the Advisor as an administrative general partner of the BTC Partnership. If the Advisor is made the administrative general partner, then the Services Agreement will terminate and the Advisor will continue to provide the BTC Advisory Services and receive the same fees and the same portion of any incentive distributions as those to which the Advisor was entitled under the Services Agreement prior to its termination, but the Advisor will not control or manage the BTC Partnership. If the BCIMC Limited Partner does not provide its consent or if the Advisor determines not to purchase the interest, then the Services Agreement will terminate.

Policies and Procedures for Review of Related Party Transactions

Pursuant to our charter, our independent directors evaluate at least annually whether the compensation that we contract to pay to our Advisor and its affiliates is reasonable in relation to the nature and quality of the services performed. Our charter also contains the following requirements relating to board and independent director approval of transactions between us, on the one hand, and our Advisor or any of its affiliates (each, a “Related Party”), on the other hand:

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

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by our board of directors or our Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both our board of directors and the independent directors.

Director Independence

Our board of directors currently consists of five directors, three of whom are independent, as determined by our board of directors. Our bylaws provide that a majority of the entire board of directors may establish, increase, or decrease the number of directors, provided that the number of directors shall never be less than three nor more than 15.

Our board of directors has determined that Messrs. Marshall M. Burton, Charles B. Duke and Stanley A. Moore are independent within the meaning of the applicable (i) provisions set forth in our charter, (ii) requirements set forth in the Exchange Act, and the applicable SEC rules, and (iii) although our shares are not listed on the New York Stock Exchange (“NYSE”), independence rules set forth in the NYSE Listed Company Manual. To be considered independent under the NYSE rules, our board of directors must determine that a director does not have a material relationship with us and/or our consolidated subsidiaries (either directly or as a partner, stockholder or officer of an organization that has a relationship with any of those entities, including our Sponsor and its affiliates).

Our charter defines an “independent director” as a person who has not been, directly or indirectly, associated with our Sponsor or our Advisor within the previous two years by virtue of:

•	ownership interests in our Sponsor, our Advisor or any of their affiliates;

•	employment by our Sponsor, our Advisor or any of their affiliates;

•	service as an officer or director of our Sponsor, our Advisor or any of their affiliates;

•	performance of services, other than as a director for us;

•	service as a director or trustee of more than three real estate investment trusts organized by our Sponsor or advised by our Advisor; or

•	maintenance of a material business or professional relationship with our Sponsor, our Advisor or any of their affiliates.

We refer to our directors who are not independent as our “interested directors.” Our charter sets forth the material business or professional relationships that cause a person to be associated with us and therefore not eligible to serve as an independent director. A business or professional relationship is per se material if the prospective independent director received more than five percent of his annual gross income in the last two years from our Sponsor, our Advisor or any affiliate of our Sponsor or Advisor, or if more than five percent of his net worth, on a fair market value basis, has come from our Sponsor, our Advisor or any affiliate of our Sponsor or Advisor.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2014, we engaged KPMG LLP to provide us with audit services. Services provided included the audit of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the SEC, and consultation on financial accounting and reporting matters.

Fees

Total fees billed by KPMG LLP for the years ended December 31, 2014 and 2013 were $382,813and $155,340, respectively, and consisted of the following:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Audit Fees:	$382,813	$155,340
Audit-Related Fees:	—	—
Tax Fees:	—	—
All Other Fees:	—	—

Total:	$382,813	$155,340

The Audit Committee has considered all services provided by KPMG LLP to us and concluded that this involvement is compatible with maintaining the independent registered public accounting firm’s independence.

The Audit Committee is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All fees for services provided by KPMG LLP in 2014 and 2013 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

The following exhibits are filed as part of this Amendment No. 1 and supplement the exhibits filed and furnished with the Original Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2015.

INDUSTRIAL PROPERTY TRUST INC.

By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ EVAN H. ZUCKER	Chairman of the Board and Director	April 15, 2015
Evan H. Zucker

*	Director	April 15, 2015
Marshall M. Burton

*	Director	April 15, 2015
Charles B. Duke

*	Director	April 15, 2015
Stanley A. Moore

/s/ DWIGHT L. MERRIMAN III	Chief Executive Officer and Director	April 15, 2015
Dwight L. Merriman III	(Principal Executive Officer)

/s/ THOMAS G. MCGONAGLE	Chief Financial Officer	April 15, 2015
Thomas G. McGonagle	(Principal Financial Officer and Principal Accounting Officer)

*	signed on behalf of the named individuals by Evan H. Zucker under power of attorney.