Form 10-Q
period 2015-03-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2015-05-13
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 6, 2015, there were 43.8 million shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Net investment in real estate properties	$413,240	$412,769
Investment in unconsolidated joint venture	47,558	—
Cash and cash equivalents	10,637	8,119
Straight-line and tenant receivables, net	1,711	506
Deferred financing costs, net	1,649	1,877
Due from affiliates	1,116	26
Other assets	7,579	10,658

Total assets	$483,490	$433,955

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$1,772	$1,412
Debt	168,000	235,000
Due to affiliates	687	251
Distributions payable	3,562	2,368
Other liabilities	9,550	8,045

Total liabilities	183,571	247,076
Commitments and contingencies (Note 10)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,500,000 shares authorized, 36,798 and 23,030 shares issued and outstanding, respectively	368	230
Additional paid-in capital	325,309	203,806
Accumulated deficit	(25,759)	(17,158)

Total stockholders’ equity	299,918	186,878
Noncontrolling interests	1	1

Total equity	299,919	186,879

Total liabilities and equity	$483,490	$433,955

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Revenues:
Rental revenues	$8,251	$185

Total revenues	8,251	185

Operating expenses:
Rental expenses	2,169	50
Real estate-related depreciation and amortization	4,569	112
General and administrative expenses	1,066	347
Organization expenses, related party	—	17
Asset management fees, related party	875	26
Acquisition expenses, related party	1,545	467
Acquisition expenses	1,895	231

Total operating expenses	12,119	1,250

Operating loss	(3,868)	(1,065)
Other expenses:
Equity in loss of unconsolidated joint venture	427	—
Interest expense	1,286	137

Total other expenses	1,713	137
Net expenses before expense support from Advisor	13,832	1,387
Expense support from Advisor	542	487

Net expenses after expense support from Advisor	13,290	900

Net loss	(5,039)	(715)
Net loss attributable to noncontrolling interests	—	—

Net loss attributable to common stockholders	$(5,039)	$(715)

Weighted-average shares outstanding	28,485	991

Net loss per common share - basic and diluted	$(0.18)	$(0.72)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2014	23,030	$230	$203,806	$(17,158)	$1	$186,879
Net loss	—	—	—	(5,039)	—	(5,039)
Issuance of common stock	13,768	138	136,928	—	—	137,066
Share-based compensation	—	—	117	—	—	117
Offering costs	—	—	(15,539)	—	—	(15,539)
Redemptions of common stock	—	—	(3)	—	—	(3)
Distributions to stockholders	—	—	—	(3,562)	—	(3,562)

Balance as of March 31, 2015	36,798	$368	$325,309	$(25,759)	$1	$299,919

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Operating activities:
Net loss	$(5,039)	$(715)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate-related depreciation and amortization	4,569	112
Equity in loss of unconsolidated joint venture	427	—
Straight-line rent and amortization of above- and below-market leases	(1,070)	(42)
Other	345	46
Changes in operating assets and liabilities:
Tenant receivables and other assets	(55)	(54)
Accounts payable, accrued expenses and other liabilities	1,199	138
Due from/to affiliates	(967)	—

Net cash used in operating activities	(591)	(515)

Investing activities:
Real estate acquisitions	(121,332)	(23,099)
Acquisition deposits	(1,943)	—
Capital expenditures	(1,517)	(90)
Investment in unconsolidated joint venture	(37)	—
Proceeds from sale of ownership interest in unconsolidated joint venture	60,268	—
Distribution from unconsolidated joint venture	16,370	—

Net cash used in investing activities	(48,191)	(23,189)

Financing activities:
Proceeds from line of credit	58,000	11,700
Repayments of line of credit	(125,000)	(4,800)
Financing costs paid	—	(830)
Proceeds from issuance of common stock	129,676	20,498
Offering costs for issuance of common stock	(10,175)	(1,181)
Distributions paid to common stockholders	(1,198)	(29)
Redemptions of common stock	(3)	—

Net cash provided by financing activities	51,300	25,358

Net increase in cash and cash equivalents	2,518	1,654
Cash and cash equivalents, at beginning of period	8,119	2,871

Cash and cash equivalents, at end of period	$10,637	$4,525

Supplemental disclosure of noncash investing and financing activities:
Offering proceeds due from transfer agent	$2,425	$2,644
Deconsolidation of net assets in connection with sale of ownership interest in unconsolidated joint venture	124,586	—
Distributions payable	3,562	152
Accrued capital expenditures	847	—
Distributions reinvested in common stock	1,170	3
Financing of directors’ and officers’ insurance	—	89

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015 (“2014 Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Recent Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The amendments in ASU 2015-03 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

2.	ACQUISITIONS

The Company acquired 100% of the following properties during the three months ended March 31, 2015:

				Intangibles
($ in thousands)	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
Newark Commerce Center	1	$8,523	$10,217	$825	$347	$—	$19,912
Totowa Commerce Center	1	10,715	13,421	2,927	—	(813)	26,250
8A Distribution Center	1	7,949	15,071	836	—	(382)	23,474
Bayport Distribution Center	2	4,807	31,788	2,436	184	—	39,215
Mesa Distribution Center	1	1,559	4,269	837	—	(165)	6,500
Tuscany Industrial Center	1	1,621	8,812	1,091	—	—	11,524

Total acquisitions	7	$35,174	$83,578	$8,952	$531	$(1,360)	$126,875

(1)	Total purchase price exclusive of transfer taxes, due diligence expenses, and other closing costs equals consideration paid. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information at the time of acquisition and, therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, were as follows:

Property	Amortization period
(years)
Newark Commerce Center	3.6
Totowa Commerce Center	8.2
8A Distribution Center	4.2
Bayport Distribution Center	6.3
Mesa Distribution Center	7.3
Tuscany Industrial Center	10.1

Pro Forma Financial Information

The table below includes the following: (i) actual revenues and net loss for the 2015 acquisitions (described above) included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2015; (ii) actual revenues and net loss for the 2014 acquisitions included in the Company’s condensed consolidated financial statements of operations for the three months ended March 31, 2014; and (iii) pro forma revenues and net loss for the 2015 and 2014 acquisitions as if the date of each acquisition had been January 1, 2014 and January 1, 2013, respectively. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Actual:
Total revenues	$1,408	$185

Net loss	$(857)	$(164)

Pro forma:
Total revenues (1)	$9,168	$8,458

Net loss (2)	$(1,483)	$(2,787)

(1)	In deriving the pro forma total revenues, an adjustment was made to include incremental revenue of $1.0 million and $8.3 million for the three months ended March 31, 2015 and 2014, respectively. The incremental rental revenue was determined based on each acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue with respect to the acquired properties.
(2)	In deriving the pro forma net loss, an adjustment was made to exclude acquisition-related expenses of $3.4 million and $0.7 million from the actual net loss for the three months ended March 31, 2015 and 2014, respectively. The pro forma net loss for the three months ended March 31, 2014 includes the acquisition-related expenses relating to the 2015 acquisitions, as if these expenses had been incurred as of January 1, 2014. The acquisition-related expenses related to the 2014 acquisitions are not included in the pro forma above, as the acquisitions are assumed to have occurred as of January 1, 2013.

3.	INVESTMENT IN REAL ESTATE PROPERTIES

As of March 31, 2015 and December 31, 2014, the Company’s consolidated investment in real estate properties consisted of 41 industrial buildings for both periods, totaling approximately 5.2 million and 5.8 million square feet, respectively.

	March 31, 2015	December 31, 2014
(in thousands)
Land	$129,206	$113,481
Building and improvements	257,831	273,070
Intangible lease assets	34,395	30,319

Investment in real estate properties	421,432	416,870
Less accumulated depreciation and amortization	(8,192)	(4,101)

Net investment in real estate properties (1)	$413,240	$412,769

(1)	In February 2015, the Company deconsolidated seven industrial buildings in connection with the sale of 49.0% of its ownership interest in the BTC Partnership (as defined in “Note 4”). The total amount of net investment in real estate properties deconsolidated was $124.9 million, consisting of $19.4 million of land, $99.9 million of net building and improvements and $5.6 million of net intangible lease assets. See “Note 4” for additional information concerning the BTC Partnership.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	March 31, 2015			December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$32,761	$(3,988)	$28,773	$29,071	$(2,073)	$26,998
Above-market lease assets	1,634	(170)	1,464	1,248	(81)	1,167
Below-market lease liabilities	(6,811)	759	(6,052)	(5,628)	369	(5,259)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of March 31, 2015, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2015	$6,034	$288	$(1,242)
2016	6,139	354	(1,158)
2017	4,632	336	(835)
2018	3,653	280	(695)
2019	2,437	71	(585)
Thereafter	5,878	135	(1,537)

Total	$28,773	$1,464	$(6,052)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of March 31, 2015, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2015	$16,896
2016	23,550
2017	21,892
2018	19,290
2019	15,425
Thereafter	47,100

Total	$144,153

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$767	$35
Above-market lease amortization	(97)	(4)
Below-market lease amortization	400	11
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$2,321	$59
Intangible lease asset amortization	2,248	53

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In February 2015, the Company admitted two investors as limited partners (the “BCIMC Limited Partners”) into the Build-To-Core Industrial Partnership I LP (the “BTC Partnership”) and entered into an amended and restated agreement of limited partnership of the BTC Partnership, setting forth the terms pursuant to which the Company and the BCIMC Limited Partners intend to jointly invest in a portfolio of industrial properties located in certain major U.S. distribution markets. The Company has a 51.0% ownership interest in the joint venture and the BCIMC Limited Partners own the remaining 49.0% interest.

Upon admittance of the BCIMC Limited Partners to the BTC Partnership, the entity owning seven industrial buildings totaling approximately 2.0 million square feet, which was previously consolidated by the Company, with a carrying value of approximately $124.9 million, was deconsolidated. Concurrently, the BCIMC Limited Partners invested approximately $61.2 million to acquire a 49.0% interest in the BTC Partnership, of which $60.3 million was distributed to the Company. As of March 31, 2015, the Company’s net investment in the unconsolidated joint venture was approximately $47.6 million. The transaction resulted in a sale for financial reporting purposes.

Based on an analysis of the Company’s investment under GAAP guidance, which included a determination that the joint venture is not a variable interest entity and that the requisite substantial participating rights described in the GAAP guidance are held by the partners not affiliated with the Company, the Company accounts for its investment in the BTC Partnership under the equity method. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect the Company’s proportionate share of equity in the BTC Partnership’s income (loss) and distributions, which is included in investment in unconsolidated joint venture on the consolidated balance sheets. The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture in equity in loss of unconsolidated joint venture on the consolidated statements of operations.

The Company evaluates its investment in the BTC Partnership for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, the Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If the Company determines the decline in value is other-than-temporary, the Company recognizes an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the BTC Partnership for the three months ended March 31, 2015.

5.	DEBT

Line of Credit

The Company entered into a revolving credit agreement, as amended, with an aggregate commitment of $350.0 million as of March 31, 2015. The Company has the ability to expand the commitment up to a maximum aggregate amount of $500.0 million, subject to certain conditions. The line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. The line of credit is available for general corporate purposes, including but not limited to the acquisition, development and operation of industrial properties and other permitted investments. As of March 31, 2015, the Company had $168.0 million outstanding under the line of credit with an interest rate of 2.08%. The unused portion was $182.0 million, of which $98.9 million was available. See “Note 11” for information concerning an increase in the commitment under the line of credit.

Debt Covenants

The Company’s line of credit contains various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of March 31, 2015.

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

The table below includes the fair value for the Company’s financial instrument for which it is practicable to estimate fair value. The carrying value and fair value of the line of credit was as follows:

	March 31, 2015		December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$168,000	$168,000	$235,000	$235,000

As of March 31, 2015 and December 31, 2014, the Company had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

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

As of March 31, 2015, the Company had raised gross proceeds of $366.0 million from the sale of 36.7 million shares of its common stock in the Offering, including shares issued under the Company’s distribution reinvestment plan. As of that date, 165.9 million shares remained available for sale pursuant to the Offering, including 52.4 million shares available for sale through the Company’s distribution reinvestment plan.

Distributions

The following table summarizes the Company’s cash distribution activity (including cash distributions reinvested in shares of the Company’s common stock):

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2015
March 31	April 15, 2015	$0.12500	$1,756	$1,806	$3,562

Total			$1,756	$1,806	$3,562

2014
December 31	January 14, 2015	$0.12500	$1,198	$1,170	$2,368
September 30	October 15, 2014	0.11875	710	674	1,384
June 30	July 15, 2014	0.11250	300	258	558
March 31	April 15, 2014	0.11250	74	38	112

Total			$2,282	$2,140	$4,422

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Three Months Ended March 31,
	2015	2014
Number of eligible shares redeemed	303	—
Aggregate amount of shares redeemed	$2,803	$—
Average redemption price per share	$9.25	$—

8.	SHARE-BASED COMPENSATION

Private Placement Equity Incentive Plan

In February 2015, our board of directors adopted a private placement equity incentive plan. The plan is substantially similar to the Company’s equity incentive plan, except that under the private placement equity incentive plan an eligible participant is defined as any person, trust, association or entity to which the plan administrator desires to grant an award. An aggregate maximum of 2.0 million shares may be issued upon grant, vesting or exercise of awards under the private placement equity incentive plan.

Restricted Stock Summary

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its equity incentive plan and private placement equity incentive plan for the three months ended March 31, 2015 is as follows:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share (1)
Nonvested shares at January 1, 2015	11	$10.00
Granted	43	$10.00
Vested	(8)	$10.00
Forfeited	—	$—

Nonvested shares at March 31, 2015	46	$10.00

(1)	Based on the Company’s primary offering price of $10.00 per share on the grant date.

The following table summarizes other share-based compensation data:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Share-based compensation expense	$117	$—
Total fair value of restricted stock vested	$75	$—
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.00	$—

(1)	Based on the Company’s primary offering price of $10.00 per share on the grant date.

As of March 31, 2015, the aggregate unrecognized compensation cost related to the restricted stock was approximately $0.4 million and is expected to be fully recognized over a weighted-average period of 1.1 years.

9.	RELATED PARTY TRANSACTIONS

The Company relies on Industrial Property Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of an amended and restated advisory agreement (the “Advisory Agreement”), dated July 16, 2014, by and among the Company, Industrial Property Operating Partnership LP (the “Operating Partnership”), and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services in connection with the Offering. The Advisor and the Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:

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

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein) on the first $500.0 million invested in such properties, and 1.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein) thereafter, including in all instances real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the

Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services. With respect to an acquisition of an interest in a real estate-related entity, the acquisition fee will equal (i) 1.0% of the Company’s proportionate share of the purchase price of the property owned by any real estate-related entity in which the Company acquires a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP, and (ii) 1.0% of the purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment.

Asset Management Fees. Asset management fees consist of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before noncash reserves and depreciation, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.0% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement. The term “disposition” shall include (a) a sale of one or more assets, (b) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, us or the Operating Partnership, (c) a sale, merger, or other transaction in which the stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company, or (d) a listing of our common stock on a national securities exchange or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock.

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

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, the Company is also obligated, subject to certain limitations, to reimburse the Advisor for certain costs incurred by the Advisor or its affiliates, such as personnel and overhead expenses, in connection with the services provided to the Company under the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. The Advisor may utilize its employees to provide such services and in certain instances those employees may include the Company’s executive officers.

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months		Payable as of
	Ended March 31,		March 31,	December 31,
(in thousands)	2015	2014	2015	2014
Expensed:
Organization costs (1)	$—	$17	$—	$—
Acquisition fees	1,545	467	—	—
Asset management fees	875	26	181	—
Other expense reimbursements	146	14	76	20

Total	$2,566	$524	$257	$20

Additional Paid-In Capital:
Sales commissions	$9,397	$1,640	$169	$115
Dealer manager fees	3,401	598	132	97
Offering costs (1)	2,741	462	129	78

Total	$15,539	$2,700	$430	$290

(1)	As of March 31, 2015, the Advisor had incurred $12.3 million of offering costs and $93,000 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of March 31, 2015, the Company had reimbursed the Advisor $7.2 million related to offering costs and $93,000 related to organization costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

Joint Venture Fees

With respect to the BTC Partnership described in “Note 4,” the Company will provide, directly or indirectly by appointing an affiliate or a third party, acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “Advisory Services”). As compensation for providing these services, the joint venture will pay the Company, or its designee, certain fees in accordance with the terms of the joint venture agreement. Effective February 2015, the Company and the Advisor entered into an agreement (the “Services Agreement”), pursuant to which the Company appointed the Advisor to provide the Advisory Services and has assigned to the Advisor the fees payable for providing the Advisory Services. As a result of the payment of the fees pursuant to the Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor pursuant to the Services Agreement, and (ii) the percentage interest of the joint venture owned by the Company. For the three months ended March 31, 2015, the BTC Partnership paid to the Advisor approximately $0.1 million in fees related to the Services Agreement.

As of March 31, 2015, the amount due from the BTC Partnership to the Company was $1.1 million, which is included in due from affiliates on the consolidated balance sheets. This amount includes $0.6 million in acquisition fees reimbursable to the Company for fees previously paid by the Company to the Advisor for the acquisition of the properties acquired by the BTC Partnership before the BCIMC Limited Partners were admitted to the BTC Partnership in February 2015; approximately $0.9 million in deferred acquisition costs reimbursable to the Company; and is offset by approximately $0.4 million due to the joint venture from the Company for settlement of other costs.

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

Pursuant to the Second Amended and Restated Expense Support Agreement, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations, as disclosed in the Company’s quarterly and annual reports (“CDFFO”), for a particular quarter is less than the “Baseline Distributions” for such quarter. “Baseline Distributions” means the aggregate distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.11250 per share of common stock with respect to the third and fourth quarters of 2013 and the first and second quarters of 2014 (which is the rate at which the Company declared distributions for such quarters), $0.11875 per share of common stock for the third quarter of 2014 (which is the rate at which the Company declared distributions for that quarter) and $0.1250 for the period October 1, 2014 through June 30, 2015 (which is the rate at which the Company has declared distributions for the fourth quarter of 2014 through June 30, 2015). The amount of the asset management fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the CDFFO, calculated before any fees are deferred and expense support payments are made pursuant to the agreement, and Baseline Distributions for such quarter and (ii) the entire asset management fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.

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

Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Second Amended and Restated Expense Support Agreement; provided that, the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO, calculated before any fees are deferred and expense support payments are made pursuant to the agreement, exceeds the Baseline Distributions for that quarter, the Second Amended and Restated Expense Support Agreement requires that the Company reimburse the Advisor in an amount equal to the lesser of (i) the difference between the CDFFO, calculated before any fees are deferred and expense support payments are made pursuant to the agreement, and the Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. In addition, subject to certain limitations, the Company will reimburse the Advisor for any outstanding reimbursable amounts in connection with the Company’s completion of a liquidity event, but the amount of the reimbursement payable to the Advisor is limited to the maximum amount permitted to be reimbursed while also allowing for the Company’s stockholders to receive (or be deemed to receive) in the aggregate, cumulative distributions from all sources equal to their capital contributions plus a 6.5% cumulative noncompounded annual pre-tax return on their net contributions. Any such reimbursement in connection with the completion of a liquidity event will be paid to the Advisor prior to any redemption of Operating Partnership units and prior to any payment to any other party in connection with the liquidity event. The Company’s obligation to reimburse the Advisor is non-interest bearing.

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

The table below provides information regarding expense support payment obligations incurred by the Advisor:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Asset management fees	$542	$26
Other expense support	—	461

Total expense support from the Advisor	$542	$487

The cumulative amount that is potentially reimbursable to the Advisor pursuant to the Second Amended and Restated Expense Support Agreement was $4.3 million as of March 31, 2015.

10.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2015.

11.	SUBSEQUENT EVENTS

Debt

In April 2015, the Company amended its line of credit to increase aggregate commitments from $350.0 million to $400.0 million.

Status of Offering

As of May 6, 2015, the Company had raised gross proceeds of $435.4 million from the sale of 43.7 million shares of its common stock in the Offering, including shares issued under the Company’s distribution reinvestment plan. As of that date, 158.9 million shares remained available for sale pursuant to the Offering, including 52.2 million shares available for sale through the Company’s distribution reinvestment plan.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise capital in our initial public offering and effectively deploy the proceeds in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to continue to qualify as a REIT.

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

On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share (the “Offering”). On September 6, 2013, we broke escrow for the Offering, and effectively commenced operations. In January 2014, we acquired our first property and effectively began property operations. As of March 31, 2015, we had raised gross proceeds of $366.0 million from the sale of 36.7 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, 165.9 million shares remained available for sale pursuant to the Offering, including 52.4 million shares available for sale through our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for information concerning the Offering.

In February 2015, we admitted the BCIMC Limited Partners into the BTC Partnership, a joint venture that intends to jointly invest in industrial properties located in certain major U.S. distribution markets, and is targeted to be comprised of approximately: (i) 80.0% development investments and (ii) 20.0% core investments and value-add investments. We have a 51.0% ownership interest in the BTC Partnership.

As of March 31, 2015, we owned and managed, either directly or through our 51.0% ownership interest in a joint venture partnership, a real estate portfolio that included properties with an aggregate total purchase price of approximately $536.8 million, comprised of 48 industrial buildings totaling approximately 7.2 million square feet located in 14 markets throughout the U.S., with 103 customers, an occupied and leased rate of 80.4%, and a weighted-average remaining lease term (based on square feet) of 5.0 years. As of March 31, 2015:

•	40 industrial buildings totaling approximately 5.0 million square feet comprised our operating portfolio, which includes stabilized properties, and was 98.4% occupied and leased. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

•	8 industrial buildings totaling approximately 2.2 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

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

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) generally positive growth in U.S. gross domestic product (“GDP”) over the past five years; (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) fundamental trends in both population and employment growth; and (v) strong positive net absorption in our target markets (the net change in total occupied industrial space). While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population levels should help drive consumer spending over the longer-term, leading to increased utilization of distribution warehouses. U.S. international trade value has grown with an approximate 6% compounded annual growth rate over the past six years. This resurgence in export/import levels has generated increased demand for industrial space in key U.S. logistics markets resulting in positive net absorption and, combined with relatively low levels of new supply, provides prospects for rent growth over the next several years. However, an increase in supply could adversely affect rent growth.

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

Summary of 2015 Activities

During the three months ended March 31, 2015, we completed the following activities:

•	We raised $137.1 million of gross equity capital from the Offering.

•	We acquired seven industrial buildings comprising approximately 1.4 million square feet for an aggregate total purchase price of approximately $126.9 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from the Offering and borrowings under our line of credit.

•	We entered into the BTC Partnership joint venture agreement with the BCIMC Limited Partners. The BTC Partnership intends to jointly invest in a portfolio of industrial properties located in certain major U.S. distribution markets. As of March 31, 2015, the BTC Partnership owned seven industrial buildings totaling approximately 2.0 million square feet.

•	As of March 31, 2015, we owned and managed, either directly or through our 51.0% ownership interest in a joint venture, a real estate portfolio comprised of 48 industrial buildings totaling approximately 7.2 million square feet located in 14 markets throughout the U.S.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Portfolio data:
Consolidated buildings	41	41	3
Unconsolidated buildings	7	—	—

Total buildings	48	41	3

Rentable square feet of consolidated buildings	5,180	5,755	290
Rentable square feet of unconsolidated buildings	1,984	—	—

Total rentable square feet	7,164	5,755	290

Total number of customers (1)	103	93	7

Percent occupied of operating portfolio (1)(2)	98%	98%	100%
Percent occupied of total portfolio (1)(2)	80%	79%	100%

Percent leased of operating portfolio (1)(2)	98%	98%	100%
Percent leased of total portfolio (1)(2)	80%	79%	100%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three months ended March 31, 2015 and 2014 are not directly comparable or indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. We acquired our first property on January 15, 2014. As such, same store information is not provided due to the fact there is less than a full quarter of results for the quarter ended March 31, 2014.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014	Change
Total revenues	$8,251	$185	$8,066
Total rental expenses	(2,169)	(50)	(2,119)

Total net operating income	6,082	135	5,947

Other:
Real estate-related depreciation and amortization	(4,569)	(112)	(4,457)
General and administrative expenses	(1,066)	(347)	(719)
Organization expenses, related party	—	(17)	17
Asset management fees, related party	(875)	(26)	(849)
Acquisition expenses, related party	(1,545)	(467)	(1,078)
Acquisition expenses	(1,895)	(231)	(1,664)
Equity in loss of unconsolidated joint venture	(427)	—	(427)
Interest expense	(1,286)	(137)	(1,149)
Expense support from Advisor	542	487	55

Total other	(11,121)	(850)	(10,271)

Net loss	(5,039)	(715)	(4,324)
Net loss attributable to noncontrolling interests	—	—	—

Net loss attributable to common stockholders	$(5,039)	$(715)	$(4,324)

Weighted-average shares outstanding	28,485	991	27,494

Net loss per common share - basic and diluted	$(0.18)	$(0.72)	$0.54

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased for the three months ended March 31, 2015, as compared to the same period in 2014, due to the impact of our 2014 acquisitions, as well as our acquisition activity during the first quarter of 2015.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased for the three months ended March 31, 2015, as compared to the same period in 2014, due to the cumulative impact of our 2014 acquisitions, as well as our acquisition activity during the first quarter of 2015.

In addition, our results of operations for the three months ended March 31, 2015 included the following:

•	real estate-related depreciation and amortization expense, acquisition-related expenses, and asset management fees;

•	interest expense primarily due to: (i) average net borrowings under our line of credit of $231.3 million for the three months ended March 31, 2015; (ii) amortization of loan costs; and (iii) unused line of credit fees;

•	general and administrative expenses that primarily consisted of: (i) accounting and legal expenses incurred; (ii) compensation to our independent directors; (iii) expenses related to directors’ and officers’ insurance; and (iv) reimbursement of personnel expenses of the Advisor and its affiliates; and

•	expense support from the Advisor pursuant to the Second Amended and Restated Expense Support Agreement.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended March 31, 2015 and 2014, NOI was $6.1 million and $0.1 million, respectively. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the three months ended March 31, 2015 and 2014.

Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)

We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred by the Advisor and payments received from the Advisor pursuant to the Second Amended and Restated Expense Support Agreement described in “Note 9 to the Condensed Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO, Company-defined FFO, and MFFO. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, and also excludes acquisition-related costs (including acquisition fees paid to the Advisor) and organization costs, each of which are characterized as expenses in determining net loss under GAAP. Organization costs are excluded as they are paid in cash and relate to one-time costs paid in conjunction with the organization of the Company. The purchase of operating properties is a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

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

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Three Months Ended March 31,		For the Period From Inception (August 28, 2012) to
(in thousands, except per share data)	2015	2014	March 31, 2015
Net loss	$(5,039)	$(715)	$(16,964)

Net loss per common share	$(0.18)	$(0.72)	$(2.60)

Reconciliation of net loss to FFO:
Net loss	$(5,039)	$(715)	$(16,964)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	4,569	112	8,589
Real estate-related depreciation and amortization of unconsolidated joint venture	252	—	252

FFO	$(218)	$(603)	$(8,123)

FFO per common share	$(0.01)	$(0.61)	$(1.24)

Reconciliation of FFO to Company-defined FFO:
FFO	$(218)	$(603)	$(8,123)
Add Company-defined adjustments:
Acquisition costs	3,440	698	15,586
Acquisition costs of unconsolidated joint venture	340	—	340
Organization costs	—	17	93

Company-defined FFO	$3,562	$112	$7,896

Company-defined FFO per common share	$0.1250	$0.1125	$1.21

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO	$3,562	$112	$7,896
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(1,070)	(42)	(1,789)
Straight-line rent and amortization of above/below market leases of unconsolidated joint venture	(55)	—	(55)
Organization costs	—	(17)	(93)

MFFO	$2,437	$53	$5,959

MFFO per common share	$0.09	$0.05	$0.91

Weighted-average shares outstanding	28,485	991	6,530

We believe that: (i) our FFO loss of $0.2 million, or $0.01 per share, as compared to the cash distributions declared in the amount of $3.6 million, or $0.1250 per share, for the three months ended March 31, 2015; (ii) our FFO loss of $8.1 million, or $1.24 per share, as compared to the cash distributions declared of $8.0 million, or $0.81875 per share, for the period from Inception (August 28, 2012) to March 31, 2015, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our cash distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Total cash provided by (used in):
Operating activities	$(591)	$(515)
Investing activities	(48,191)	(23,189)
Financing activities	51,300	25,358

Net increase in cash	$2,518	$1,654

Cash used in operating activities during the three months ended March 31, 2015 increased by $0.1 million as compared to the same period in 2014, primarily due to higher acquisition-related expenses, rental expenses, and general and administrative expenses as a result of acquiring, owning and managing the buildings acquired during 2014 and the seven buildings acquired during the three months ended March 31, 2015.

Cash used in investing activities during the three months ended March 31, 2015 increased by $25.0 million as compared to the same period in 2014, primarily due to an increase in acquisition activity of $123.3 million during the three months ended March 31, 2015, which was partially offset by $60.3 million received from the BCIMC Limited Partners admitted to the BTC Partnership in connection with their acquisition of an aggregate 49.0% interest in the BTC Partnership in February 2015 and a $16.4 million distribution from the BTC Partnership.

Cash provided by financing activities during the three months ended March 31, 2015 increased by $25.9 million as compared to the same period in 2014, primarily due to an increase in net proceeds raised from the Offering of $119.5 million, partially offset by a decrease of net borrowings of $67.0 million under the line of credit during the three months ended March 31, 2015.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit. We entered into a revolving credit agreement, as amended, with aggregate commitments of $350.0 million as of March 31, 2015. We have the ability to expand the commitments further up to a maximum aggregate amount of $500.0 million, subject to certain conditions. The line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of industrial properties and other permitted investments. As of March 31, 2015, we had $168.0 million outstanding under the line of credit with an interest rate of 2.08%. The unused portion was $182.0 million, of which $98.9 million was available. See “Subsequent Events” for information concerning an increase in the commitment under the line of credit.

Offering Proceeds. As of March 31, 2015, the amount of aggregate gross proceeds raised from our Offering was $366.0 million ($324.7 million net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. Some or all of our future cash distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors authorized daily cash distributions at a quarterly rate of $0.11250 per share of common stock for the initial quarter and fourth quarter of 2013 and the first and second quarters of 2014; $0.11875 per share of common stock for the third quarter of 2014; and $0.1250 per share of common stock for the fourth quarter of 2014. Our board of directors has authorized daily cash distributions at a quarterly rate of $0.1250 per share of common stock for the first and second quarters of 2015.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay cash distributions, which if insufficient could negatively impact our ability to pay cash distributions. See “Note 9 to the Condensed Consolidated Financial Statements” for further detail regarding the Second Amended and Restated Expense Support Agreement.

The following table outlines sources used to pay total cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2015
March 31	$—	—%	$1,756	49%	$1,806	51%	$3,562

Total	$—	—%	$1,756	49%	$1,806	51%	$3,562

2014
December 31	$—	—%	$1,198	51%	$1,170	49%	$2,368
September 30	—	—	710	51	674	49	1,384
June 30	—	—	300	54	258	46	558
March 31	—	—	74	66	38	34	112

Total	$—	—%	$2,282	52%	$2,140	48%	$4,422

(1)	For the quarters ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, the Advisor provided expense support of $0.5 million, $0.9 million, $1.2 million, $0.9 million, and $0.5 million, respectively.
(2)	For the periods presented, all cash distributions provided by financing activities were funded from debt financings.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

Refer to “Note 7 to the Condensed Consolidated Financial Statements” for further detail on cash distributions.

Redemptions. For the three months ended March 31, 2015, we received eligible redemption requests related to 303 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $2,800, or an average price of $9.25 per share. There were no redemptions or requests for redemptions for the same period in 2014. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related or other investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders.

SUBSEQUENT EVENTS

Debt

In April 2015, we amended our line of credit to increase aggregate commitments from $350.0 million to $400.0 million.

Status of Offering

As of May 6, 2015, we had raised gross proceeds of $435.4 million from the sale of 43.7 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, 158.9 million shares remained available for sale pursuant to the Offering, including 52.2 million shares available for sale through our distribution reinvestment plan.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2014 was disclosed in our 2014 Form 10-K. Except as otherwise disclosed in “Note 5 to the Condensed Consolidated Financial Statements” relating to our borrowings under our line of credit, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING STANDARDS

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The amendments in ASU 2015-03 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K. As of March 31, 2015, our critical accounting estimates have not changed from those described in our 2014 Form 10-K, with the exception of the addition of the following critical accounting estimate:

Impairment of Investment in Unconsolidated Joint Venture

We evaluate our investment in the unconsolidated joint venture for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If we determine the decline in value is other-than-temporary, we recognize an impairment charge to reduce the carrying value of our investment to fair value. The aforementioned factors are taken as a whole by management in determining the valuation of our investment. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2015, our debt instruments were comprised of borrowings under our line of credit. We have not entered into any interest rate swap agreements with respect to borrowings under our line of credit, which are variable interest rate debt.

Variable Interest Rate Debt. As of March 31, 2015, our consolidated variable interest rate debt consisted of borrowings under our line of credit, which represented 100% of our total consolidated debt. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of March 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $168.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2015, would change our annual interest expense by approximately $0.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act”) as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2014 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2014 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the revised risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2014 Form 10-K.

RISK RELATED TO INVESTING IN OUR COMMON STOCK

We may use the most recent price paid to acquire a share in our offering as the estimated value of our shares until we are required to disclose an estimated per share value of our common stock. We may determine to disclose an estimated per share value of our common stock prior to or following the conclusion of our offering and the purchase price stockholders pay for shares of our common stock in our offering is likely to be higher than such estimated per share value. The estimated per share value may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that have participated in our public offering pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our common stock was deemed to be $10.00 per share as of December 31, 2014. The basis for this valuation is the fact that this was the most recent primary share offering price in our offering to third-party investors through arms-length transactions. The estimated per share value of $10.00 represents the most recent price at which most investors were willing to purchase such shares in our offering, but it is likely to differ from the price that stockholders would receive upon a resale of their shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of sales commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

We expect to continue to use the most recent primary share offering price as the estimated per share value. We also expect to disclose an estimated per share value of our common stock based upon a valuation determined by an independent valuation firm no later than November 14, 2015. In connection with the disclosure of a new estimated per share value of our common stock, our board of directors may determine to modify the offering price of our shares and may also modify the price at which shares will be redeemed pursuant to our share redemption program. The SEC has approved an amendment to National Association of Securities Dealers (“NASD”), Conduct Rule 2340, which sets forth the obligations of FINRA members to provide per share values in customer account statements, which rule takes effect on April 11, 2016 and will require that the value in customers account statements be the estimated per share value of our common stock determined by an independent valuation firm. As disclosed above, the Offering is a fixed price offering and the offering price was arbitrarily determined. We have used a portion of the proceeds from the Offering to pay sales commissions, dealer manager fees and organization and offering expenses, which reduced the amount of funds available for investment. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that when we disclose an estimated per share value based upon a valuation determined by an independent valuation firm, the value will be lower than the purchase price paid by our stockholders in the Offering.

In addition, any estimated per share value that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that our stockholders could realize upon a sale of the Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, any estimated per share value that we disclose in the future may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

Any methodologies used to determine the estimated per share value of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated value per share that is significantly different.

RISK RELATED TO OUR TAXATION AS A REIT

Each of our Subsidiary REITs must individually qualify as a REIT, and failure of any one of our Subsidiary REITs to qualify as a REIT could also cause us to fail to qualify as a REIT.

We indirectly own equity interests in two wholly-owned subsidiaries of the unconsolidated joint venture (“Subsidiary REITs”) and we currently intend to directly or indirectly own additional Subsidiary REITs. We intend that each Subsidiary REIT will elect to be treated, and will qualify, as a REIT. Each Subsidiary REIT is subject to, and must comply with, the same requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. The risks described under the caption “Risks Related to Our Taxation as REIT” in our 2014 Form 10-K also apply to each of the Subsidiary REITs. If a Subsidiary REIT failed to qualify as a REIT, it would be subject to federal income tax at regular corporate rates, and such Subsidiary REIT would remain disqualified as a REIT for four years following the year in which it lost its REIT status. Moreover, we too may fail to qualify as REIT in the event that one or more Subsidiary REITs fails to qualify as a REIT.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Shares

During the quarter ended March 31, 2015, we issued 2,675 unregistered shares of our common stock under our private placement equity incentive plan, which was adopted by our board of directors on February 26, 2015. The issuance of these shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as sales of securities that do not involve a public offering or distribution. No underwriters were involved, no sales commissions or other remuneration was paid and we did not receive any cash proceeds in connection with this issuance.

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

As of March 31, 2015, we had raised gross offering proceeds from the Offering of $366.0 million. The table below summarizes the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to March 31, 2015
Sales commissions (1)	$25,011
Dealer manager fees (1)	9,046
Offering costs (2)	7,223

Total direct selling costs	$41,280

Offering proceeds, net of direct selling costs	$324,711

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager, and a substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	As of March 31, 2015, the Advisor had incurred $12.3 million of offering costs, all of which were paid directly by the Advisor on behalf of the Company. The Company has reimbursed the Advisor for $7.2 million of offering costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

As of March 31, 2015, we owned and managed, either directly or through our 51.0% ownership interest in a joint venture partnership, 48 industrial buildings totaling approximately 7.2 million square feet for an aggregate total purchase price of approximately $536.8 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. As of March 31, 2015, we had paid $5.9 million in acquisition-related expenses to non-related parties.

Refer to “Note 9 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

We used $36,000 of net proceeds from primary shares sold in the Offering to fund distributions for the initial quarter for which we declared distributions in 2013.

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

For the three months ended March 31, 2015, we received eligible redemption requests related to 303 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $2,800 and an average price of $9.25 per share. There were no redemptions or requests for redemptions for the same period in 2014.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

May 13, 2015	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

May 13, 2015	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 on to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the prospectus included in Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

4.2	Share Redemption Program, dated August 8, 2013. Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.1	Amended and Restated Agreement of Limited Partnership of Build-to-Core Industrial Partnership I LP, dated as of February 12, 2015, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, bcIMC International Real Estate (2004) Investment Corporation, and bcIMC (WCBAF) Realpool Global Investment Corporation. Incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.2	Amended and Restated Agreement by and between IPT BTC I GP LLC and Industrial Property Advisors LLC, effective as of February 12, 2015. Incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.3	Private Placement Equity Incentive Plan, dated February 26, 2015. Incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.4	Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan. Incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.5	Form of Director Stock Grant Agreement for Equity Incentive Plan. Incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.6	Form of Restricted Stock Grant Agreement for Consultants for Equity Incentive Plan. Incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 13, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.