Form 10-Q
period 2015-06-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2015-08-10
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 5, 2015, there were 55.6 million shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Net investment in real estate properties	$560,611	$412,769
Investment in unconsolidated joint venture	48,914	—
Cash and cash equivalents	8,555	8,119
Straight-line and tenant receivables, net	3,038	506
Deferred financing costs, net	1,599	1,877
Other assets	6,503	10,684

Total assets	$629,220	$433,955

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$2,437	$1,412
Debt	195,000	235,000
Due to affiliates	318	251
Distributions payable	5,600	2,368
Other liabilities	11,281	8,045

Total liabilities	214,636	247,076
Commitments and contingencies (Note 10)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,500,000 shares authorized, 50,843 and 23,030 shares issued and outstanding, respectively	508	230
Additional paid-in capital	449,557	203,806
Accumulated deficit	(35,482)	(17,158)

Total stockholders’ equity	414,583	186,878
Noncontrolling interests	1	1

Total equity	414,584	186,879

Total liabilities and equity	$629,220	$433,955

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenues:
Rental revenues	$10,150	$690	$18,401	$875

Total revenues	10,150	690	18,401	875

Operating expenses:
Rental expenses	2,566	183	4,735	233
Real estate-related depreciation and amortization	5,481	328	10,050	440
General and administrative expenses	1,029	579	2,095	926
Organization expenses, related party	—	—	—	17
Asset management fees, related party	1,047	78	1,922	104
Acquisition expenses, related party	1,575	842	3,120	1,309
Acquisition expenses	1,747	407	3,642	638

Total operating expenses	13,445	2,417	25,564	3,667

Operating loss	(3,295)	(1,727)	(7,163)	(2,792)
Other expenses:
Equity in loss of unconsolidated joint venture	520	—	947	—
Interest expense	1,342	162	2,628	299

Total other expenses	1,862	162	3,575	299
Total expenses before expense support from Advisor	15,307	2,579	29,139	3,966
Expense support from Advisor	1,034	870	1,576	1,357

Net expenses after expense support from Advisor	14,273	1,709	27,563	2,609

Net loss	(4,123)	(1,019)	(9,162)	(1,734)
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(4,123)	$(1,019)	$(9,162)	$(1,734)

Weighted-average shares outstanding	44,770	4,946	36,672	2,976

Net loss per common share - basic and diluted	$(0.09)	$(0.21)	$(0.25)	$(0.58)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2014	23,030	$230	$203,806	$(17,158)	$1	$186,879
Net loss	—	—	—	(9,162)	—	(9,162)
Issuance of common stock	27,819	278	276,941	—	—	277,219
Share-based compensation	—	—	224	—	—	224
Offering costs	—	—	(31,356)	—	—	(31,356)
Redemptions of common stock	(6)	—	(58)	—	—	(58)
Distributions to stockholders	—	—	—	(9,162)	—	(9,162)

Balance as of June 30, 2015	50,843	$508	$449,557	$(35,482)	$1	$414,584

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Operating activities:
Net loss	$(9,162)	$(1,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	10,050	440
Equity in loss of unconsolidated joint venture	947	—
Straight-line rent and amortization of above- and below-market leases	(2,560)	(97)
Other	708	267
Changes in operating assets and liabilities:
Tenant receivables and other assets	674	(38)
Accounts payable, accrued expenses and other liabilities	2,056	336

Net cash provided by (used in) operating activities	2,713	(826)

Investing activities:
Real estate acquisitions	(268,532)	(65,059)
Acquisition deposits	(4,498)	—
Capital expenditures and development activities	(3,914)	(100)
Investment in unconsolidated joint venture	(19,741)	—
Proceeds from sale of ownership interest in unconsolidated joint venture	60,268	—
Distribution from unconsolidated joint venture	34,198	—

Net cash used in investing activities	(202,219)	(65,159)

Financing activities:
Proceeds from line of credit	135,000	15,700
Repayments of line of credit	(175,000)	(11,700)
Financing costs paid	(205)	(839)
Proceeds from issuance of common stock	264,554	67,447
Offering costs for issuance of common stock	(21,395)	(4,822)
Distributions paid to common stockholders	(2,954)	(102)
Redemptions of common stock	(58)	—

Net cash provided by financing activities	199,942	65,684

Net increase (decrease) in cash and cash equivalents	436	(301)
Cash and cash equivalents, at beginning of period	8,119	2,871

Cash and cash equivalents, at end of period	$8,555	$2,570

Supplemental disclosure of noncash investing and financing activities:
Offering proceeds due from transfer agent	$1,085	$861
Deconsolidation of net assets in connection with sale of ownership interest in unconsolidated joint venture	124,586	—
Dividends payable	5,600	774
Accrued capital expenditures	94	6
Distributions reinvested in common stock	2,976	41
Financing of directors’ and officers’ insurance	—	178

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

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

2.	ACQUISITIONS

The Company acquired 100% of the following properties during the six months ended June 30, 2015:

				Intangibles
($ in thousands)	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
Newark Distribution Center	1	$8,523	$10,217	$825	$347	$—	$19,912
Totowa Commerce Center	1	10,715	13,421	2,927	—	(813)	26,250
8A Distribution Center	1	7,949	15,071	836	—	(382)	23,474
Bayport Distribution Center	2	4,807	31,788	2,436	184	—	39,215
Mesa Distribution Center	1	1,559	4,269	837	—	(165)	6,500
Tuscany Industrial Center	1	1,621	8,812	1,091	—	—	11,524
Iron Run Distribution Center II	1	2,857	5,679	887	—	—	9,423
Hayward Industrial Center	1	1,214	1,718	265	—	(142)	3,055
Drew Court Commerce Center	2	3,716	6,565	1,523	96	—	11,900
8A Distribution Center II	1	5,516	8,650	1,284	—	—	15,450
Livermore Distribution Center	1	4,885	19,869	2,533	—	(1,531)	25,756
Chastain Meadows Distribution Center	5	5,362	34,530	4,971	933	(146)	45,650
Auburn Distribution Center	1	3,984	11,215	1,411	405	—	17,015
North Atlanta Portfolio	2	1,409	6,103	325	—	(76)	7,761
Richmond Distribution Center II	1	4,160	7,889	1,368	—	(257)	13,160

Total acquisitions	22	$68,277	$185,796	$23,519	$1,965	$(3,512)	$276,045

(1)	Total purchase price exclusive of transfer taxes, due diligence expenses, and other closing costs equals consideration paid. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information at the time of acquisition and, therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, were as follows:

Property	Amortization period
(years)
Newark Distribution Center	3.6
Totowa Commerce Center	8.2
8A Distribution Center	4.2
Bayport Distribution Center	6.3
Mesa Distribution Center	7.3
Tuscany Industrial Center	10.1
Iron Run Distribution Center II	1.4
Hayward Industrial Center	3.6
Drew Court Commerce Center	2.4
8A Distribution Center II	10.0
Livermore Distribution Center	5.7
Chastain Meadows Distribution Center	4.1
Auburn Distribution Center	8.6
North Atlanta Portfolio	0.9
Richmond Distribution Center II	9.7

Pro Forma Financial Information

The table below includes the following: (i) actual revenues and net income (loss) for the 2015 acquisitions (described above) included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2015; (ii) actual revenues and net loss for the 2014 acquisitions included in the Company’s condensed consolidated financial statements of operations for the three and six months ended June 30, 2014; and (iii) pro forma revenues and net income (loss) for the 2015 and 2014 acquisitions as if the date of each acquisition had been January 1, 2014 and January 1, 2013, respectively. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2015	2014	2015	2014
Actual:
Total revenues	$4,020	$690	$5,428	$875

Net income (loss)	$275	$(26)	$(582)	$(190)

Pro forma:
Total revenues (1)	$11,662	$11,390	$23,770	$31,512

Net income (loss) (2)	$(925)	$1,182	$(2,364)	$(4,123)

(1)	In deriving the pro forma total revenues, an adjustment was made to include incremental revenue of $1.5 million and $10.7 million for the three months ended June 30, 2015 and 2014, respectively, and $5.4 million and $30.6 million for the six months ended June 30, 2015 and 2014, respectively. The incremental rental revenue was determined based on each acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue with respect to the acquired properties.
(2)	In deriving the pro forma net income (loss), an adjustment was made to exclude acquisition-related expenses of $3.3 million and $1.2 million from the actual net loss for the three months ended June 30, 2015 and 2014, respectively, and $6.8 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2014, the pro forma net loss was adjusted to include acquisition-related expenses of $6.8 million relating to the 2015 acquisitions, as if these expenses had been incurred as of January 1, 2014. The acquisition-related expenses related to the 2014 acquisitions are not included in the pro forma net income (loss), as the acquisitions are assumed to have occurred as of January 1, 2013.

3.	INVESTMENT IN REAL ESTATE PROPERTIES

As of June 30, 2015 and December 31, 2014, the Company’s consolidated investment in real estate properties consisted of 56 and 41 industrial buildings, respectively, totaling approximately 6.9 million and 5.8 million square feet, respectively.

	June 30,	December 31,
(in thousands)	2015	2014
Land	$162,309	$113,481
Building and improvements	361,115	273,070
Intangible lease assets	50,817	30,319

Investment in real estate properties	574,241	416,870
Less accumulated depreciation and amortization	(13,630)	(4,101)

Net investment in real estate properties (1)	$560,611	$412,769

(1)	In February 2015, the Company deconsolidated seven industrial buildings in connection with the sale of 49.0% of its ownership interest in the BTC Partnership (as defined in “Note 4”). The total amount of net investment in real estate properties deconsolidated was $124.9 million, which consisted of $19.4 million of land, $99.9 million of net building and improvements and $5.6 million of net intangible lease assets. See “Note 4” for additional information concerning the BTC Partnership.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities included the following:

	June 30, 2015			December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$47,749	$(6,518)	$41,231	$29,071	$(2,073)	$26,998
Above-market lease assets	3,068	(284)	2,784	1,248	(81)	1,167
Below-market lease liabilities	(8,936)	1,207	(7,729)	(5,628)	369	(5,259)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of June 30, 2015, for the next five years and thereafter:

	Estimated Net Amortization
	Intangible	Above-Market	Below-Market
(in thousands)	Lease Assets	Lease Assets	Lease Liabilities
Remainder of 2015	$5,979	$330	$(1,016)
2016	9,440	635	(1,527)
2017	7,212	605	(1,196)
2018	5,527	516	(958)
2019	3,732	235	(774)
Thereafter	9,341	463	(2,258)

Total	$41,231	$2,784	$(7,729)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of June 30, 2015, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

Future Minimum Base
(in thousands)	Rental Payments
Remainder of 2015	$16,288
2016	32,527
2017	30,272
2018	26,813
2019	21,671
Thereafter	68,292

Total	$195,863

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2015	2014	2015	2014
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,131	$29	$1,898	$64
Above-market lease amortization	(114)	(4)	(211)	(8)
Below-market lease amortization	473	30	873	41
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$2,795	$165	$5,116	$224
Intangible lease asset amortization	2,686	163	4,934	216

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

The Company evaluates its investment in the BTC Partnership for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, the Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If the Company determines the decline in value is other-than-temporary, the Company recognizes an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the BTC Partnership for the three and six months ended June 30, 2015.

In addition to the initial seven industrial buildings acquired, as of June 30, 2015, the BTC Partnership had acquired five industrial buildings totaling approximately 0.4 million square feet for an aggregate total purchase price of approximately $33.3 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In addition, in June 2015, the BTC Partnership entered into a secured revolving credit facility agreement with an aggregate commitment of $80.0 million. This line of credit is guaranteed by the BTC Partnership and each subsidiary owner of a collateralized property. The BTC Partnership has the ability to expand the commitment up to a maximum aggregate amount of $300.0 million, subject to certain conditions. The line of credit matures in June 2018, and may be extended pursuant to two one-year extension options, subject to the satisfaction of certain financial covenants and other customary conditions and the payment of extension fees. The primary interest rate is variable and is equal to either (a) the greater of (i) the prime rate announced by Regions Bank, (ii) the Federal Funds Effective Rate plus 0.50% per annum, and (iii) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% per annum, plus a margin of either 1.10% or 1.25% (depending on the pool debt yield), or (b) one-month LIBOR plus a margin of either 2.10% or 2.25% (depending on the pool debt yield). The line of credit is available to finance general working capital purposes, including but not limited to the acquisition, development and redevelopment of industrial real estate, the operation of properties, and for corporate purposes. The Company has guaranteed 51.0% of any interest shortfall. As of June 30, 2015, the BTC Partnership had $38.9 million outstanding under the line of credit with an interest rate of 2.29%. The unused portion was $41.1 million, of which $10.1 million was available. See “Note 11” for information concerning an increase in the commitment under the line of credit in July 2015.

The following table summarizes the Company’s unconsolidated joint venture:

			Investment in Unconsolidated
	As of June 30, 2015		Joint Venture as of
	Number of	Square Feet	June 30,	December 31,
($ and square feet in thousands)	Buildings	of Buildings	2015	2014
BTC Partnership	12	2,430	$48,914	$—

5.	DEBT

Line of Credit

The Company entered into an unsecured revolving credit agreement, as amended, with an aggregate commitment of $400.0 million as of June 30, 2015. The Company has the ability to expand the commitment up to a maximum aggregate amount of $500.0 million, subject to certain conditions. The line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. The line of credit is available for general corporate purposes, including but not limited to the acquisition, development and operation of industrial properties and other permitted investments. As of June 30, 2015, the Company had $195.0 million outstanding under the line of credit with an interest rate of 2.09%. The unused portion was $205.0 million, of which $163.9 million was available.

Debt Covenants

The Company’s line of credit contains various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of June 30, 2015.

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

The table below includes the fair value for the Company’s financial instrument for which it is practicable to estimate fair value. The carrying value and fair value of the line of credit were as follows:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Line of credit	$195,000	$195,000	$235,000	$235,000

As of June 30, 2015 and December 31, 2014, the Company had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

Initial Public Offering

On September 27, 2012, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $2.0 billion in shares of common stock (the “Offering”). The registration statement was subsequently declared effective on July 24, 2013. Pursuant to the registration statement for the Offering, the Company is offering for sale up to $1.5 billion in shares of common stock at a price of $10.00 per share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that was initially expected to end no later than two years after the effective date of the Offering, or July 24, 2015, but was extended by the Company’s board of directors for up to an additional one-year period, expiring on July 24, 2016.

As of June 30, 2015, the Company had raised gross proceeds of $506.1 million from the sale of 50.8 million shares of its common stock in the Offering, including shares issued under the Company’s distribution reinvestment plan. As of that date, 151.9 million shares remained available for sale pursuant to the Offering, including 52.2 million shares available for sale through the Company’s distribution reinvestment plan.

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock):

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share	Paid in Cash	Reinvested in Shares	Total Distributions
2015
June 30	July 2, 2015	$0.12500	$2,700	$2,900	$5,600
March 31	April 15, 2015	0.12500	1,756	1,806	3,562

Total			$4,456	$4,706	$9,162

2014
December 31	January 14, 2015	$0.12500	$1,198	$1,170	$2,368
September 30	October 15, 2014	0.11875	710	674	1,384
June 30	July 15, 2014	0.11250	300	258	558
March 31	April 15, 2014	0.11250	74	38	112

Total			$2,282	$2,140	$4,422

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Six Months
	Ended June 30,
	2015	2014
Number of eligible shares redeemed	6,078	—
Aggregate amount of shares redeemed	$57,538	$—
Average redemption price per share	$9.47	$—

8.	SHARE-BASED COMPENSATION

Equity Incentive Plan

The Company’s Equity Incentive Plan, effective as of July 16, 2013 (the “Equity Incentive Plan”), provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights or other share-based awards. Directors, officers, and employees (if any) of the Company, as well as any advisor or consultant, including employees of the Advisor and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided that, the individual is performing bona fide advisory or consulting services for the Company, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s common stock. The Company has registered a total of 2.0 million shares of common stock for issuance pursuant to the Equity Incentive Plan.

Private Placement Equity Incentive Plan

In February 2015, the Company’s board of directors adopted a private placement equity incentive plan. The plan is substantially similar to the Company’s equity incentive plan, except that under the private placement equity incentive plan an eligible participant is defined as any person, trust, association or entity to which the plan administrator desires to grant an award. An aggregate maximum of 2.0 million shares may be issued upon grant, vesting or exercise of awards under the private placement equity incentive plan.

Restricted Stock Summary

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its equity incentive plan and its private placement equity incentive plan for the six months ended June 30, 2015 is as follows:

		Weighted-Average
		Fair Value
(shares in thousands)	Shares	per Share (1)
Nonvested shares at January 1, 2015	11	$10.00
Granted	56	$10.00
Vested	(11)	$10.00
Forfeited	(1)	$10.00

Nonvested shares at June 30, 2015	55	$10.00

(1)	Based on the Company’s primary offering price of $10.00 per share on the grant date.

The following table summarizes other share-based compensation data:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Share-based compensation expense	$107	$150	$224	$150
Total fair value of restricted stock vested	$33	$150	$108	$150
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.00	$10.00	$10.00	$10.00

(1)	Based on the Company’s primary offering price of $10.00 per share on the grant date.

As of June 30, 2015, the aggregate unrecognized compensation cost related to the restricted stock was approximately $0.4 million and is expected to be fully recognized over a weighted-average period of 1.1 years.

9.	RELATED PARTY TRANSACTIONS

The Company relies on Industrial Property Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the second amended and restated advisory agreement (the “Advisory Agreement”), dated July 16, 2015, by and among the Company, Industrial Property Operating Partnership LP (the “Operating Partnership”), and the Advisor. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services in connection with the Offering. The Advisor and the Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:

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

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value-add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein) on the first $500.0 million invested in such properties, and 1.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein) thereafter, including in all instances real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services. With respect to an acquisition of an interest in a real estate-related entity, the acquisition fee will equal (i) 1.0% of the Company’s proportionate share of the purchase price of the property owned by any real estate-related entity in which the Company acquires a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP, and (ii) 1.0% of the purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment.

Asset Management Fees. Asset management fees consist of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before noncash reserves and depreciation, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.0% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement. The term “disposition” shall include (a) a sale of one or more assets, (b) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership, (c) a sale, merger, or other transaction in which the stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company, or (d) a listing of the Company’s common stock on a national securities exchange or the receipt by the Company’s stockholders of securities that are listed on a national securities exchange in exchange for the Company’s common stock.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months		For the Six Months		Payable as of
	Ended June 30,		Ended June 30,		June 30,	December 31,
(in thousands)	2015	2014	2015	2014	2015	2014
Expensed:
Organization costs (1)	$—	$—	$—	$17	$—	$—
Acquisition fees	1,575	842	3,120	1,309	—	—
Asset management fees	1,047	78	1,922	104	43	—
Other expense reimbursements	70	63	216	77	56	20

Total	$2,692	$983	$5,258	$1,507	$99	$20

Additional Paid-In Capital:
Sales commissions	$9,552	$3,264	$18,949	$4,904	$87	$115
Dealer manager fees	3,462	1,178	6,863	1,776	73	97
Offering costs (1)	2,803	942	5,544	1,404	59	78

Total	$15,817	$5,384	$31,356	$8,084	$219	$290

(1)	As of June 30, 2015, the Advisor had incurred $14.5 million of offering costs and $93,000 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of June 30, 2015, the Company had reimbursed the Advisor $10.0 million related to offering costs and $93,000 related to organization costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

Joint Venture Fees

With respect to the BTC Partnership described in “Note 4,” the Company will provide, directly or indirectly by appointing an affiliate or a third party, acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “Advisory Services”). As compensation for providing these services, the joint venture will pay the Company, or its designee, certain fees in accordance with the terms of the joint venture agreement. Effective February 2015, the Company and the Advisor entered into an agreement (the “Services Agreement”), pursuant to which the Company appointed the Advisor to provide the Advisory Services and has assigned to the Advisor the fees payable for providing the Advisory Services. As a result of the payment of the fees pursuant to the Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor pursuant to the Services Agreement, and (ii) the percentage interest of the joint venture owned by the Company. For the three and six months ended June 30, 2015, the BTC Partnership incurred approximately $0.2 million and $0.3 million, respectively, in fees (other than acquisition fees) due to the Advisor pursuant to the Services Agreement. In addition, for the three and six months ended June 30, 2015, the BTC Partnership incurred approximately $0.2 million and $0.8 million, respectively, in acquisition fees due to the Advisor related to the acquisition of real properties.

Expense Support Agreement

Effective as of July 1, 2014, the Company entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Amended and Restated Expense Support Agreement”) with the Operating Partnership and the Advisor. The Amended and Restated Expense Support Agreement amended and restated the prior agreement which was in effect for each quarter between October 1, 2013 and June 30, 2014. The Amended and Restated Expense Support Agreement extended the term of the agreement through June 30, 2015, and amended the definition of “Baseline Distributions” in connection with the previously announced increase in the quarterly cash distribution rate for the third quarter of 2014 from $0.11250 per share to $0.11875 per share.

Effective October 1, 2014, the Company entered into a Second Amended and Restated Expense Support and Conditional Reimbursement Agreement with the Operating Partnership and the Advisor, in order to amend the definition of Baseline Distributions in connection with the previously announced increase in the quarterly cash distribution rate for the fourth quarter of 2014 from $0.11875 per share to $0.1250 per share. Effective June 30, 2015, the Second Amended and Restated Expense Support and Conditional Reimbursement Agreement was amended to extend the term of the agreement through June 30, 2016 (as amended, the “Expense Support Agreement”). Under the Expense Support Agreement, for each quarter in the period from October 1, 2014 through June 30, 2016, Baseline Distributions are equal to the aggregate cash distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.1250 per share of common stock.

Pursuant to the Expense Support Agreement, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations, as disclosed in the Company’s quarterly and annual reports (“CDFFO”), for a particular quarter is less than the “Baseline Distributions” for such quarter. “Baseline Distributions” means the aggregate distributions that would have been declared for such quarter assuming daily distributions at the quarterly rate of $0.11250 per share of common stock with respect to the third and fourth quarters of 2013 and the first and second quarters of 2014 (which is the rate at which the Company declared distributions for such quarters), $0.11875 per share of common stock for the third quarter of 2014 (which is the rate at which the Company declared distributions for that quarter) and $0.1250 per share for the period October 1, 2014 through June 30, 2016 (which is the rate at which the Company has declared distributions for the fourth quarter of 2014 through September 30, 2015).

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

In addition, pursuant to the Expense Support Agreement, the Advisor, in its sole discretion, may elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. If, in any quarter, the Advisor elects to fund an expense support payment equal to the difference between the CDFFO, calculated before any fees are deferred and expense support payments are made pursuant to the agreement, and the Baseline Distributions less any deferred asset management fees for that quarter, then the Company, the Advisor, and the Operating Partnership will enter into a separate quarterly agreement for the provision of expense support with respect to such quarter.

Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Expense Support Agreement; provided that, the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO, calculated before any fees are deferred and expense support payments are made pursuant to the agreement, exceeds the Baseline Distributions for that quarter, the Expense Support Agreement requires that the Company reimburse the Advisor in an amount equal to the lesser of (i) the difference between the CDFFO, calculated before any fees are deferred and expense support payments are made pursuant to the agreement, and the Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. In addition, subject to certain limitations, the Company will reimburse the Advisor for any outstanding reimbursable amounts in connection with the Company’s completion of a liquidity event, but the amount of the reimbursement payable to the Advisor is limited to the maximum amount permitted to be reimbursed while also allowing for the Company’s stockholders to receive (or be deemed to receive) in the aggregate, cumulative distributions from all sources equal to their capital contributions plus a 6.5% cumulative noncompounded annual pre-tax return on their net contributions. Any such reimbursement in connection with the completion of a liquidity event will be paid to the Advisor prior to any redemption of Operating Partnership units and prior to any payment to any other party in connection with the liquidity event. The Company’s obligation to reimburse the Advisor is non-interest bearing.

Pursuant to the Expense Support Agreement, the Company may use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay asset management fees or expenses. Although the Expense Support Agreement has an effective term through June 30, 2016, it may be terminated at any time, and without payment of any penalty, by either the Advisor or a majority of the Company’s independent directors, in each case upon 30 days’ written notice to the other party. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by the Company of notice to the Advisor of the Company’s intention to terminate or not renew the Advisory Agreement or (iii) the Company’s completion of a liquidity event. When the Expense Support Agreement terminates, the Advisor will not have an obligation to defer fees in order to support the Company’s distributions. Notwithstanding the foregoing, amounts deferred or reimbursed pursuant to the Expense Support Agreement will survive any termination or expiration and remain subject to the reimbursement terms described above without modification or acceleration.

The table below provides information regarding expense support payment obligations incurred by the Advisor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Asset management fees	$1,034	$78	$1,576	$104
Other expense support	—	792	—	1,253

Total expense support from the Advisor	$1,034	$870	$1,576	$1,357

The cumulative amount that is potentially reimbursable to the Advisor pursuant to the Expense Support Agreement was $5.4 million as of June 30, 2015.

10.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2015.

11.	SUBSEQUENT EVENTS

Status of Offering

As of August 5, 2015, the Company had raised gross proceeds of $553.8 million from the sale of 55.6 million shares of its common stock in the Offering, including shares issued under the Company’s distribution reinvestment plan. As of that date, 147.1 million shares remained available for sale pursuant to the Offering, including 51.9 million shares available for sale through the Company’s distribution reinvestment plan.

Debt

In July 2015, the BTC Partnership amended its revolving credit agreement to increase the aggregate commitment from $80.0 million to $115.0 million.

Estimated Net Asset Value Per Share and Addition of New Share Class

The Company has disclosed that it expects to announce an estimated net asset value (“NAV”) per share, of its common stock in August 2015. The estimated NAV per share will ultimately and solely be the decision of the Company’s board of directors. In connection with the determination of the estimated NAV per share of the Company’s common stock, the Company’s board of directors, in its sole discretion, also may determine to change the offering price per share of the Company’s common stock to a price that is higher or lower than the current offering price per share of its common stock. The Company currently expects to announce any such change to the offering price at the time it announces the estimated NAV per share and the new offering price, if any, would take effect on August 15, 2015. The Company also has disclosed that it has been considering and evaluating options with respect to the addition of a new share class to the Offering and that the Company’s board of directors, in its sole discretion, may determine to reclassify shares of the Company’s common stock, as permitted by its charter. The Company anticipates that it will announce the addition of a new share class to the Offering, which the Company expects will be referred to as Class T shares, on or around the time it announces the estimated NAV per share of its common stock. The additional class of shares of the Company’s common stock may be offered at a different price and may be subject to different fees and expenses than the shares currently being offered. Such differences may include, but not be limited to, lower up-front commissions and fees and ongoing fees paid after the time of the initial investment.

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

On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share (the “Offering”). On September 6, 2013, we broke escrow for the Offering, and effectively commenced operations. In January 2014, we acquired our first property and effectively began property operations. As of June 30, 2015, we had raised gross proceeds of $506.1 million from the sale of 50.8 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, 151.9 million shares remained available for sale pursuant to the Offering, including 52.2 million shares available for sale through our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for information concerning the Offering.

In February 2015, we admitted the BCIMC Limited Partners into the BTC Partnership, a joint venture that intends to jointly invest in industrial properties located in certain major U.S. distribution markets, and is targeted to be comprised of approximately: (i) 80.0% development investments and (ii) 20.0% core investments and value-add investments. We have a 51.0% ownership interest in the BTC Partnership. See “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our unconsolidated joint venture.

As of June 30, 2015, we owned and managed, either directly or through our 51.0% ownership interest in the BTC Partnership, a real estate portfolio that included properties with an aggregate total purchase price of approximately $719.1 million, comprised of 68 industrial buildings totaling approximately 9.3 million square feet located in 14 markets throughout the U.S., with 144 customers, and was 83.4% occupied (85.1% leased) with a weighted-average remaining lease term (based on square feet) of 4.9 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of this date:

•	56 industrial buildings totaling approximately 7.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 97.9% occupied (98.4% leased).

•	12 industrial buildings totaling approximately 2.0 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

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

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show improvement supported by: (i) improving U.S. international trade volume as reflected in the increasing levels of both imported and exported goods; (ii) generally positive growth in U.S. gross domestic product (“GDP”); (iii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iv) fundamental trends in both population and employment growth; and (v) strong positive net absorption in our target markets (the net change in total occupied industrial space). While the strength and sustainability of the recovery remain uncertain, both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters, which is encouraging, as there is a high correlation between these statistics and industrial demand. Further, forecasted growth in employment and population levels should help drive consumer spending over the longer-term, leading to increased utilization of distribution warehouses. Growth in export/import levels should continue to generate increased demand for industrial space in key U.S. logistics markets resulting in positive net absorption and, combined with relatively low levels of new supply, provide prospects for rent growth over the next several years. However, an increase in supply could adversely affect rent growth.

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

Summary of 2015 Activities

During the six months ended June 30, 2015, we completed the following activities:

•	We raised $277.2 million of gross equity capital from the Offering.

•	We directly acquired 22 industrial buildings, comprising approximately 3.1 million square feet for an aggregate total purchase price of approximately $276.0 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from the Offering and borrowings under our line of credit.

•	We entered into the BTC Partnership joint venture agreement with the BCIMC Limited Partners. The BTC Partnership intends to jointly invest in a portfolio of industrial properties located in certain major U.S. distribution markets. As of June 30, 2015, the BTC Partnership had acquired 12 industrial buildings totaling approximately 2.4 million square feet for an aggregate total purchase price of approximately $158.1 million, exclusive of transfer taxes, due diligence expenses, and other closing costs.

•	In June 2015, the BTC Partnership entered into a secured revolving credit facility agreement with an aggregate commitment of $80.0 million with the ability to expand the commitment up to a maximum aggregate amount of $300.0 million, subject to certain conditions. As of June 30, 2015, the BTC Partnership had $38.9 million outstanding under the line of credit with an interest rate of 2.29%. The unused portion was $41.1 million, of which $10.1 million was available.

•	As of June 30, 2015, we owned and managed, either directly or through our 51.0% ownership interest in a joint venture, a real estate portfolio comprised of 68 industrial buildings totaling approximately 9.3 million square feet located in 14 markets throughout the U.S.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Portfolio data:
Consolidated buildings	56	41	7
Unconsolidated buildings	12	—	—

Total buildings	68	41	7

Rentable square feet of consolidated buildings	6,894	5,755	812
Rentable square feet of unconsolidated buildings	2,430	—	—

Total rentable square feet	9,324	5,755	812

Total number of customers (1)	144	93	12

Percent occupied of operating portfolio (1)(2)	98%	98%	100%
Percent occupied of total portfolio (1)(2)	83%	79%	100%

Percent leased of operating portfolio (1)(2)	98%	98%	100%
Percent leased of total portfolio (1)(2)	85%	79%	100%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three and six months ended June 30, 2015 and 2014 are not directly comparable, nor are our results of operations for the three and six months ended June 30, 2015 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Results for the Three and Six Months Ended June 30, 2015 Compared to the Same Periods in 2014

The following table summarizes our results of operations for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014. Same store information is not provided due to the fact that all buildings were acquired during or after 2014.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Total revenues	$10,150	$690	$9,460	$18,401	$875	$17,526
Total rental expenses	2,566	183	2,383	4,735	233	4,502

Total net operating income	7,584	507	7,077	13,666	642	13,024

Other:
Real estate-related depreciation and amortization	(5,481)	(328)	(5,153)	(10,050)	(440)	(9,610)
General and administrative expenses	(1,029)	(579)	(450)	(2,095)	(926)	(1,169)
Organization expenses, related party	—	—	—	—	(17)	17
Asset management fees, related party	(1,047)	(78)	(969)	(1,922)	(104)	(1,818)
Acquisition expenses, related party	(1,575)	(842)	(733)	(3,120)	(1,309)	(1,811)
Acquisition expenses	(1,747)	(407)	(1,340)	(3,642)	(638)	(3,004)
Equity in loss of unconsolidated joint venture	(520)	—	(520)	(947)	—	(947)
Interest expense	(1,342)	(162)	(1,180)	(2,628)	(299)	(2,329)
Expense support from Advisor	1,034	870	164	1,576	1,357	219

Total other	(11,707)	(1,526)	(10,181)	(22,828)	(2,376)	(20,452)

Net loss	(4,123)	(1,019)	(3,104)	(9,162)	(1,734)	(7,428)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—

Net loss attributable to common stockholders	$(4,123)	$(1,019)	$(3,104)	$(9,162)	$(1,734)	$(7,428)

Weighted-average shares outstanding	44,770	4,946	39,824	36,672	2,976	33,696

Net loss per common share - basic and diluted	$(0.09)	$(0.21)	$0.12	$(0.25)	$(0.58)	$0.33

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due to the cumulative impact of our 2014 acquisitions, as well as our acquisition activity during the first half of 2015.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due to the cumulative impact of our 2014 acquisitions, as well as our acquisition activity during the first half of 2015.

In addition, our results of operations for the three and six months ended June 30, 2015 included the following:

•	real estate-related depreciation and amortization expense, acquisition-related expenses, and asset management fees;

•	interest expense primarily due to: (i) average net borrowings under our line of credit of $178.7 million and $204.9 million for the three and six months ended June 30, 2015, respectively; (ii) amortization of loan costs; and (iii) unused line of credit fees;

•	general and administrative expenses that primarily consisted of: (i) reimbursement of personnel expenses of the Advisor and its affiliates; (ii) accounting and legal expenses incurred; (iii) compensation to our independent directors; and (iv) expenses related to directors’ and officers’ insurance; and

•	expense support from the Advisor pursuant to the Expense Support Agreement.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2015, NOI was $7.6 million and $13.7 million, respectively, as compared to $0.5 million and $0.6 million, respectively, for the three and six months ended June 30, 2014. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three and Six Months Ended June 30, 2015 Compared to the Same Periods in 2014” above for a reconciliation of our net loss to NOI for the three and six months ended June 30, 2015 and 2014.

Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)

We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “Note 9 to the Condensed Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO, Company-defined FFO, and MFFO. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From Inception (August 28, 2012) to
(in thousands, except per share data)	2015	2014	2015	2014	June 30, 2015
GAAP net loss applicable to common stockholders	$(4,123)	$(1,019)	$(9,162)	$(1,734)	$(21,087)

GAAP net loss per common share	$(0.09)	$(0.21)	$(0.25)	$(0.58)	$(2.11)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss applicable to common stockholders	$(4,123)	$(1,019)	$(9,162)	$(1,734)	$(21,087)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	5,481	328	10,050	440	14,070
Our share of real estate-related depreciation and amortization of unconsolidated joint venture	601	—	853	—	853

NAREIT FFO applicable to common stockholders	$1,959	$(691)	$1,741	$(1,294)	$(6,164)

NAREIT FFO per common share	$0.04	$(0.14)	$0.05	$(0.43)	$(0.62)

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$1,959	$(691)	$1,741	$(1,294)	$(6,164)
Add Company-defined adjustments:
Acquisition costs	3,322	1,249	6,762	1,947	18,908
Our share of acquisition costs of unconsolidated joint venture	319	—	659	—	659
Organization costs	—	—	—	17	93

Company-defined FFO applicable to common stockholders	$5,600	$558	$9,162	$670	$13,496

Company-defined FFO per common share	$0.1250	$0.1125	$0.2500	$0.2250	$1.35

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO applicable to common stockholders	$5,600	$558	$9,162	$670	$13,496
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(1,490)	(55)	(2,560)	(97)	(3,279)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture	(54)	—	(109)	—	(109)
Organization costs	—	—	—	(17)	(93)

MFFO applicable to common stockholders	$4,056	$503	$6,493	$556	$10,015

MFFO per common share	$0.09	$0.10	$0.18	$0.19	$1.00

Weighted-average shares outstanding	44,770	4,946	36,672	2,976	9,999

We believe that: (i) our FFO of $2.0 million, or $0.04 per share, as compared to the distributions declared in the amount of $5.6 million, or $0.1250 per share, for the three months ended June 30, 2015; (ii) our FFO of $1.7 million, or $0.05 per share, as compared to the distributions declared in the amount of $9.2 million, or $0.2500 per share, for the six months ended June 30, 2015; and (iii) our FFO loss of $6.2 million, or $0.62 per share, as compared to the distributions declared of $13.6 million, or $0.94375 per share, for the period from Inception (August 28, 2012) to June 30, 2015, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are, and will continue to be, net proceeds from the Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor, and cash generated from operating activities. Our principal uses of funds are, and will continue to be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Total cash provided by (used in):
Operating activities	$2,713	$(826)
Investing activities	(202,219)	(65,159)
Financing activities	199,942	65,684

Net increase (decrease) in cash	$436	$(301)

Cash provided by operating activities during the six months ended June 30, 2015 increased by approximately $3.5 million as compared to the same period in 2014, primarily driven by growth of our real estate portfolio, which resulted in an increase in net cash flows from our operating properties, partially offset by higher acquisition-related expenses and general and administrative expenses as a result of acquiring, owning and managing the 41 buildings acquired during 2014 and the 22 buildings acquired during the six months ended June 30, 2015.

Cash used in investing activities during the six months ended June 30, 2015 increased by approximately $137.1 million as compared to the same period in 2014, primarily due to acquisition activity in the amount of $273.0 million during the six months ended June 30, 2015, which was partially offset by $60.3 million received from the BCIMC Limited Partners admitted to the BTC Partnership in connection with their acquisition of an aggregate 49.0% interest in the BTC Partnership in February 2015 and $34.2 million in distributions from the BTC Partnership.

Cash provided by financing activities during the six months ended June 30, 2015 increased by approximately $134.3 million as compared to the same period in 2014, primarily due to an increase in net proceeds raised from the Offering of $180.5 million, partially offset by an increase in net borrowings of $36.0 million under the line of credit during the six months ended June 30, 2015.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit. We entered into a revolving credit agreement, as amended, with an aggregate commitment of $400.0 million as of June 30, 2015. We have the ability to expand the commitment up to a maximum aggregate amount of $500.0 million, subject to certain conditions. The line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. The line of credit is available for general corporate purposes, including but not limited to the acquisition, development and operation of industrial properties and other permitted investments. As of June 30, 2015, we had $195.0 million outstanding under the line of credit with an interest rate of 2.09%. The unused portion was $205.0 million, of which $163.9 million was available.

Debt Covenants. Our line of credit contains various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, make borrowings under our line of credit, or pay distributions. We were in compliance with all debt covenants as of June 30, 2015.

Offering Proceeds. As of June 30, 2015, the amount of aggregate gross proceeds raised from our Offering was $506.1 million ($449.0 million net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the six months ended June 30, 2015, approximately 30% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 70% of our total distributions were funded from sources other than cash flows from operating activities, specifically 19% were funded with proceeds from financing activities, which consisted of debt financings, and 51% were funded with proceeds from the issuance of distribution reinvestment plan (“DRIP”) shares. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. Our board of directors has authorized daily distributions at a quarterly rate of $0.1250 per share of common stock for the third quarter of 2015.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay distributions, which if insufficient could negatively impact our ability to pay distributions. See “Note 9 to the Condensed Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.

The following table outlines sources used to pay total distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2015
June 30	$2,700	48%	$—	—%	$2,900	52%	$5,600
March 31	—	—	1,756	49	1,806	51	3,562

Total	$2,700	30%	$1,756	19%	$4,706	51%	$9,162

2014
December 31	$—	—%	$1,198	51%	$1,170	49%	$2,368
September 30	—	—	710	51	674	49	1,384
June 30	—	—	300	54	258	46	558
March 31	—	—	74	66	38	34	112

Total	$—	—%	$2,282	52%	$2,140	48%	$4,422

(1)	For the quarters ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, the Advisor provided expense support of $1.0 million, $0.5 million, $0.9 million, $1.2 million, $0.9 million, and $0.5 million, respectively.
(2)	For the periods presented, all distributions provided by financing activities were funded from debt financings.
(3)	Stockholders may elect to have distributions reinvested in shares of our common stock through our distribution reinvestment plan.

Refer to “Note 7 to the Condensed Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the six months ended June 30, 2015, we received eligible redemption requests related to 6,078 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $58,000, or an average price of $9.47 per share. There were no redemptions or requests for redemptions for the same period in 2014. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related or other investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders.

SUBSEQUENT EVENTS

Status of Offering

As of August 5, 2015, we had raised gross proceeds of $553.8 million from the sale of 55.6 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, 147.1 million shares remained available for sale pursuant to the Offering, including 51.9 million shares available for sale through our distribution reinvestment plan.

Debt

In July 2015, the BTC Partnership amended its revolving credit agreement to increase the aggregate commitment from $80.0 million to $115.0 million.

Estimated Net Asset Value Per Share and Addition of New Share Class

We have disclosed that we expect to announce an estimated net asset value (“NAV”) per share, of our common stock in August 2015. The estimated NAV per share will ultimately and solely be the decision of our board of directors. In connection with the determination of the estimated NAV per share of our common stock, our board of directors, in its sole discretion, also may determine to change the offering price per share of our common stock to a price that is higher or lower than the current offering price per share of our common stock. We currently expect to announce any such change to the offering price at the time we announce the estimated NAV per share and the new offering price, if any, would take effect on August 15, 2015. We also have disclosed that we have been considering and evaluating our options with respect to the addition of a new share class to the Offering and that our board of directors, in its sole discretion, may determine to reclassify shares of our common stock, as permitted by our charter. We anticipate that we will announce the addition of a new share class to the Offering, which we expect will be referred to as Class T shares, on or around the time we announce the estimated NAV per share of our common stock. The additional class of shares of our common stock may be offered at a different price and may be subject to different fees and expenses than the shares currently being offered. Such differences may include, but not be limited to, lower up-front commissions and fees and ongoing fees paid after the time of the initial investment.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2014 was disclosed in our 2014 Form 10-K. Except as otherwise disclosed in “Note 5 to the Condensed Consolidated Financial Statements” relating to our borrowings under our line of credit, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K. As of June 30, 2015, our critical accounting estimates have not changed from those described in our 2014 Form 10-K, with the exception of the addition of the following critical accounting estimate:

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

Interest Rate Risk

Our primary market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2015, our debt instruments were comprised of borrowings under our line of credit. We have not entered into any interest rate swap agreements with respect to borrowings under our line of credit, which are variable interest rate debt.

Variable Interest Rate Debt. As of June 30, 2015, our consolidated variable interest rate debt consisted of borrowings under our line of credit, which represented 100% of our total consolidated debt. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of June 30, 2015, we were exposed to market risks related to fluctuations in interest rates on $195.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2015, would change our annual interest expense by approximately $0.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act”) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK RELATED TO INVESTING IN OUR COMMON STOCK

We may use the most recent price paid to acquire a share in our offering as the estimated value of our shares until we disclose an estimated per share value of our common stock. We presently expect to disclose an estimated per share value of our common stock prior to the conclusion of our offering and the purchase price stockholders pay for shares of our common stock in our offering is likely to be higher than such estimated per share value. The estimated per share value may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

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

We expect to continue to use the most recent primary share offering price as the estimated per share value. We also presently expect to disclose an estimated per share value of our common stock based upon a valuation determined by an independent valuation firm on August 14, 2015. In connection with the disclosure of a new estimated per share value of our common stock, our board of directors may determine to modify the offering price of our shares and may also modify the price at which shares will be redeemed pursuant to our share redemption program. The SEC has approved an amendment to National Association of Securities Dealers (“NASD”), Conduct Rule 2340, which sets forth the obligations of FINRA members to provide per share values in customer account statements, which rule takes effect on April 11, 2016 and will require that the value in customers account statements be the estimated per share value of our common stock determined by an independent valuation firm. As disclosed above, the Offering is a fixed price offering and the offering price was arbitrarily determined. We have used a portion of the proceeds from the Offering to pay sales commissions, dealer manager fees and organization and offering expenses, which reduced the amount of funds available for investment. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that when we disclose an estimated per share value based upon a valuation determined by an independent valuation firm, the value will be lower than the purchase price paid by our stockholders in the Offering.

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

Use of Proceeds

On July 24, 2013, our Registration Statement on Form S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering was initially expected to terminate on July 24, 2015, but was extended by our board of directors for up to an additional one-year period, expiring on July 24, 2016.

As of June 30, 2015, we had raised gross offering proceeds from the Offering of $506.1 million. The table below summarizes the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to June 30, 2015
Sales commissions (1)	$34,563
Dealer manager fees (1)	12,508
Offering costs (2)	10,026

Total direct selling costs	$57,097

Offering proceeds, net of direct selling costs	$449,036

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager, and a substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	As of June 30, 2015, the Advisor had incurred $14.5 million of offering costs, all of which were paid directly by the Advisor on behalf of us. We have reimbursed the Advisor for $10.0 million of offering costs. We reimburse the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of our cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in our public offerings, without recourse against or reimbursement by us.

As of June 30, 2015, we owned and managed, either directly or through our 51.0% ownership interest in a joint venture partnership, 68 industrial buildings totaling approximately 9.3 million square feet for an aggregate total purchase price of approximately $719.1 million, exclusive of transfer taxes, due diligence expenses, and other closing costs.

As of June 30, 2015, we had paid $7.6 million in acquisition-related expenses to non-related parties. Refer to “Note 9 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

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

Our board of directors may amend, suspend or terminate our share redemption program, in its sole discretion on 30 days’ notice to stockholders. Our board of directors may amend our share redemption program to change the price at which shares are redeemed. In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of Operating Partnership Units (“OP Units”) who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the share redemption plan) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the share redemption plan) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption plan. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held its shares for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined in the share redemption plan) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all the terms and conditions.

For the six months ended June 30, 2015, we received eligible redemption requests related to 6,078 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $58,000 and an average price of $9.47 per share. There were no redemptions or requests for redemptions for the same period in 2014.

The table below summarizes the redemption activity for the three months ended June 30, 2015:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
April 30, 2015	—	$—	—	—
May 31, 2015	—	—	—	—
June 30, 2015	5,775	9.48	5,775	—

Total	5,775	$9.48	5,775	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

August 10, 2015	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

August 10, 2015	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 on to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix C to the prospectus included in Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

4.2	Share Redemption Program, dated August 8, 2013. Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.1	Credit Agreement, dated as of June 5, 2015, by and among BTC Intermediate Holdco LP, Build-To-Core Industrial Partnership I LP, each the subsidiary guarantors party thereto from time to time, Regions Bank, the other lenders party thereto and other lenders that may become parties thereto, U.S. Bank National Association and Regions Capital Markets and U.S. Bank National Association. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2015.

10.2	Second Amended and Restated Advisory Agreement, dated as of July 16, 2015, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2015.

10.3*	Amendment to Second Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated June 30, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.