Form 10-Q
period 2015-09-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2015-11-04
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 29, 2015, there were 65.1 million shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Net investment in real estate properties	$780,025	$412,769
Investment in unconsolidated joint venture	73,446	—
Cash and cash equivalents	20,130	8,119
Straight-line and tenant receivables, net	3,941	506
Deferred financing costs, net	2,013	1,877
Other assets	8,932	10,684

Total assets	$888,487	$433,955

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$7,327	$1,412
Debt	367,000	235,000
Due to affiliates	1,200	251
Distributions payable	7,117	2,368
Other liabilities	15,490	8,045

Total liabilities	398,134	247,076
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value - 1,500,000 shares authorized, 61,308 and 23,030 shares issued and outstanding, respectively	613	230
Additional paid-in capital	542,990	203,806
Accumulated deficit	(53,251)	(17,158)

Total stockholders’ equity	490,352	186,878
Noncontrolling interests	1	1

Total equity	490,353	186,879

Total liabilities and equity	$888,487	$433,955

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenues:
Rental revenues	$13,510	$1,503	$31,911	$2,378

Total revenues	13,510	1,503	31,911	2,378

Operating expenses:
Rental expenses	3,310	381	8,045	614
Real estate-related depreciation and amortization	7,454	793	17,504	1,233
General and administrative expenses	1,096	554	3,191	1,480
Organization expenses, related party	—	—	—	17
Asset management fees, related party	1,450	186	3,372	290
Acquisition expenses, related party	7,059	1,638	10,179	2,947
Acquisition expenses	1,875	1,093	5,517	1,731

Total operating expenses	22,244	4,645	47,808	8,312

Operating loss	(8,734)	(3,142)	(15,897)	(5,934)
Other expenses:
Equity in loss of unconsolidated joint venture	703	—	1,650	—
Interest expense	1,656	158	4,284	457

Total other expenses	2,359	158	5,934	457
Total expenses before expense support from Advisor	24,603	4,803	53,742	8,769
Expense support from Advisor	441	1,160	2,017	2,517

Net expenses after expense support from Advisor	24,162	3,643	51,725	6,252

Net loss	(10,652)	(2,140)	(19,814)	(3,874)
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(10,652)	$(2,140)	$(19,814)	$(3,874)

Weighted-average shares outstanding	56,948	11,645	43,505	5,957

Net loss per common share—basic and diluted	$(0.19)	$(0.18)	$(0.46)	$(0.65)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2014	23,030	$230	$203,806	$(17,158)	$1	$186,879
Net loss	—	—	—	(19,814)	—	(19,814)
Issuance of common stock	38,351	384	382,407	—	—	382,791
Share-based compensation	—	—	359	—	—	359
Offering costs	—	—	(42,856)	—	—	(42,856)
Redemptions of common stock	(73)	(1)	(726)	—	—	(727)
Distributions to stockholders	—	—	—	(16,279)	—	(16,279)

Balance as of September 30, 2015	61,308	$613	$542,990	$(53,251)	$1	$490,353

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Operating activities:
Net loss	$(19,814)	$(3,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	17,504	1,233
Equity in loss of unconsolidated joint venture	1,650	—
Straight-line rent and amortization of above- and below-market leases	(3,607)	(229)
Other	1,102	364
Changes in operating assets and liabilities:
Tenant receivables and other assets	(774)	(848)
Accounts payable, accrued expenses and other liabilities	4,698	1,027
Due from / to affiliates	603	(90)

Net cash provided by (used in) operating activities	1,362	(2,417)

Investing activities:
Real estate acquisitions	(497,020)	(146,689)
Acquisition deposits	(5,484)	(1,973)
Capital expenditures and development activities	(7,721)	(499)
Investment in unconsolidated joint venture	(44,984)	—
Proceeds from sale of ownership interest and real estate property to unconsolidated joint venture	72,146	—
Distribution from unconsolidated joint venture	34,198	—

Net cash used in investing activities	(448,865)	(149,161)

Financing activities:
Proceeds from line of credit	338,000	45,700
Repayments of line of credit	(306,000)	(15,700)
Proceeds from mortgage note	100,000	—
Financing costs paid	(879)	(837)
Proceeds from issuance of common stock	364,257	141,398
Offering costs for issuance of common stock	(29,909)	(10,703)
Distributions paid to common stockholders	(5,654)	(403)
Redemptions of common stock	(301)	—

Net cash provided by financing activities	459,514	159,455

Net increase in cash and cash equivalents	12,011	7,877
Cash and cash equivalents, at beginning of period	8,119	2,871

Cash and cash equivalents, at end of period	$20,130	$10,748

Supplemental disclosure of noncash investing and financing activities:
Offering proceeds due from transfer agent	$1,338	$1,198
Deconsolidation of net assets in connection with sale of ownership interest in unconsolidated joint venture	124,586	—
Distributions payable	7,117	1,899
Accrued capital expenditures	1,484	26
Distributions reinvested in common stock	5,876	299
Redemptions payable	426	—
Financing of directors’ and officers’ insurance	—	178

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

Reclassifications

Certain items in the Company’s condensed consolidated statement of cash flows for 2014 have been reclassified to conform to the 2015 presentation. These reclassifications did not impact net cash provided by (used in) operating activities, net cash used in investing activities or net cash provided by financing activities.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The amendments in ASU 2015-03 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which expands guidance provided in ASU 2015-03, as discussed above. ASU 2015-15 states that it is permissible to present debt issuance costs as an asset and to subsequently amortize the deferred issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination by eliminating the requirement for an acquirer to account for measurement-period adjustments retrospectively. ASU 2015-16 is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Capitalized Interest

The Company capitalizes interest as a cost of development. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the three and nine months ended September 30, 2015, approximately $0.1 million and $0.4 million, respectively, of interest was capitalized. There was no capitalized interest for the three and nine months ended September 30, 2014.

Investment in Unconsolidated Joint Venture

The Company analyzes its investment under GAAP guidance to determine if the joint venture is not a variable interest entity (“VIE”) and whether the requisite substantial participating rights described in the GAAP guidance are held by the partners not affiliated with the Company. If the joint venture is not a VIE and the partners hold substantial participating rights, the Company accounts for its investment in the joint venture under the equity method. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect the Company’s proportionate share of equity in the joint venture’s income (loss) and distributions, which is included in investment in unconsolidated joint venture on its consolidated balance sheets. The Company additionally recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture in equity in loss of unconsolidated joint venture on the consolidated statements of operations.

The Company evaluates its investment in the unconsolidated joint venture for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, the Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If the Company determined any decline in value is other-than-temporary, the Company would recognize an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the unconsolidated joint venture for the three and nine months ended September 30, 2015. See “Note 5” for additional information regarding the unconsolidated joint venture.

3.	ACQUISITIONS

The Company acquired 100% of the following properties during the nine months ended September 30, 2015:

				Intangibles
($ in thousands)	Number of Buildings	Land	Building	Intangible Lease Assets	Above - Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
Newark Distribution Center	1	$8,523	$10,217	$825	$347	$—	$19,912
Totowa Commerce Center	1	10,715	13,421	2,927	—	(813)	26,250
8A Distribution Center	1	7,949	15,071	836	—	(382)	23,474
Bayport Distribution Center	2	4,807	31,788	2,436	184	—	39,215
Mesa Distribution Center	1	1,559	4,269	837	—	(165)	6,500
Tuscany Industrial Center (2)	1	1,621	8,812	1,091	—	—	11,524
Iron Run Distribution Center II	1	2,857	5,679	887	—	—	9,423
Hayward Industrial Center	1	1,214	1,718	265	—	(142)	3,055
Drew Court Commerce Center	2	3,716	6,565	1,523	96	—	11,900
8A Distribution Center II	1	5,516	8,650	1,284	—	—	15,450
Livermore Distribution Center	1	4,885	19,869	2,533	—	(1,531)	25,756
Chastain Meadows Distribution Center	5	5,362	34,530	4,971	933	(146)	45,650
Auburn Distribution Center	1	3,984	11,215	1,411	405	—	17,015
North Atlanta Portfolio	2	1,409	6,103	325	—	(76)	7,761
Richmond Distribution Center II	1	4,160	7,889	1,368	—	(257)	13,160
Carol Stream Distribution Center	1	7,136	10,222	1,985	2,057	—	21,400
Houston Industrial Portfolio	3	9,969	30,642	3,133	150	(175)	43,719
Wilson Commerce Center	1	1,897	23,554	2,460	126	(138)	27,899
North Kent Industrial Center	2	4,065	5,608	776	—	(103)	10,346
Long Beach Industrial Center	2	4,306	4,316	278	—	—	8,900
Interstate South Distribution Center	1	2,523	16,368	689	—	(215)	19,365
Kelley Point Distribution Center	5	12,710	55,841	6,579	—	(1,570)	73,560
Aurora Distribution Center	1	4,007	13,690	2,107	1,196	—	21,000
Junction Industrial Center	1	1,934	2,819	459	—	(212)	5,000

Total acquisitions	39	$116,824	$348,856	$41,985	$5,494	$(5,925)	$507,234

(1)	Total purchase price exclusive of transfer taxes, due diligence expenses, and other closing costs equals consideration paid. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information at the time of acquisition and, therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.
(2)	In August 2015, the Company sold Tuscany Industrial Center to the BTC Partnership, as defined in “Note 5,” and it was subsequently deconsolidated.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with these acquisitions, as of the date of acquisition, were as follows:

Property	Amortization period
(years)
Newark Distribution Center	3.6
Totowa Commerce Center	8.2
8A Distribution Center	4.2
Bayport Distribution Center	6.3
Mesa Distribution Center	7.3
Tuscany Industrial Center	10.1
Iron Run Distribution Center II	1.4
Hayward Industrial Center	3.6
Drew Court Commerce Center	2.4
8A Distribution Center II	10.0
Livermore Distribution Center	5.7
Chastain Meadows Distribution Center	4.1
Auburn Distribution Center	8.6
North Atlanta Portfolio	0.9
Richmond Distribution Center II	9.7
Carol Stream Distribution Center	8.1
Houston Industrial Portfolio	5.0
Wilson Commerce Center	3.9
North Kent Industrial Center	3.3
Long Beach Industrial Center	2.3
Interstate South Distribution Center	1.5
Kelley Point Distribution Center	4.1
Aurora Distribution Center	10.0
Junction Industrial Center	6.0

Pro Forma Financial Information

The table below includes the following: (i) actual revenues and net loss for the 2015 acquisitions (as described above) included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2015; (ii) actual revenues and net loss for the 2014 acquisitions included in the Company’s condensed consolidated financial statements of operations for the three and nine months ended September 30, 2014; and (iii) pro forma revenues and net income (loss) for the 2015 and 2014 acquisitions as if the date of each acquisition had been January 1, 2014 and January 1, 2013, respectively. The table below does not include pro forma adjustments for any acquisitions sold to the BTC Partnership, as defined in “Note 5,” and subsequently deconsolidated. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2015	2014	2015	2014
Actual:
Total revenues	$7,292	$1,503	$12,371	$2,378

Net loss	$(112)	$(383)	$(635)	$(572)

Pro forma:
Total revenues (1)	$16,288	$16,156	$48,831	$47,605

Net income (loss) (2)	$(1,777)	$2,058	$(3,695)	$(12,002)

(1)	In deriving the pro forma total revenues, an adjustment was made to include incremental revenue of $2.8 million and $14.7 million for the three months ended September 30, 2015 and 2014, respectively, and $16.9 million and $45.2 million for the nine months ended September 30, 2015 and 2014, respectively. The incremental rental revenue was determined based on each acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue with respect to the acquired properties.

(2)	In deriving the pro forma net income (loss), an adjustment was made to exclude acquisition-related expenses of $8.9 million and $2.7 million from the actual net loss for the three months ended September 30, 2015 and 2014, respectively, and $15.7 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2014, the pro forma net loss was adjusted to include acquisition-related expenses of $15.7 million relating to the 2015 acquisitions, as if these expenses had been incurred as of January 1, 2014. The acquisition-related expenses related to the 2014 acquisitions are not included in the pro forma net income (loss), as the acquisitions are assumed to have occurred as of January 1, 2013.

4.	INVESTMENT IN REAL ESTATE PROPERTIES

As of September 30, 2015 and December 31, 2014, the Company’s consolidated investment in real estate properties consisted of 72 and 41 industrial buildings, respectively, totaling approximately 10.1 million and 5.8 million square feet, respectively.

	September 30,	December 31,
(in thousands)	2015	2014
Land	$209,235	$113,481
Building and improvements	514,551	272,236
Intangible lease assets	71,422	30,319
Construction in progress	5,842	834

Investment in real estate properties	801,050	416,870
Less accumulated depreciation and amortization	(21,025)	(4,101)

Net investment in real estate properties (1)	$780,025	$412,769

(1)	In February 2015, the Company deconsolidated seven industrial buildings in connection with the sale of 49.0% of its ownership interest in the BTC Partnership, as defined in “Note 5.” Additionally, in August 2015, the Company sold the Tuscany Industrial Center to the BTC Partnership and it was subsequently deconsolidated. As of September 30, 2015, the aggregate amount of net investment in real estate properties deconsolidated was $134.6 million, which consisted of $21.1 million of land, $106.4 million of net building and improvements and $7.1 million of net intangible lease assets. See “Note 5” for additional information concerning the BTC Partnership.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of September 30, 2015 and December 31, 2014 included the following:

	September 30, 2015			December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$64,824	$(9,958)	$54,866	$29,071	$(2,073)	$26,998
Above-market lease assets	6,598	(511)	6,087	1,248	(81)	1,167
Below-market lease liabilities	(11,349)	1,748	(9,601)	(5,628)	369	(5,259)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of September 30, 2015, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2015	$4,276	$272	$(656)
2016	13,971	1,066	(2,044)
2017	10,123	1,036	(1,594)
2018	8,145	943	(1,346)
2019	5,661	640	(1,088)
Thereafter	12,690	2,130	(2,873)

Total	$54,866	$6,087	$(9,601)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of September 30, 2015, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2015	$11,268
2016	44,631
2017	40,901
2018	37,342
2019	30,411
Thereafter	89,865

Total	$254,418

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2015	2014	2015	2014
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$733	$71	$2,631	$135
Above-market lease amortization	(228)	(13)	(439)	(21)
Below-market lease amortization	542	74	1,415	115
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$3,837	$405	$8,953	$629
Intangible lease asset amortization	3,617	388	8,551	604

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

Upon admittance of the BCIMC Limited Partners to the BTC Partnership, an entity owning seven industrial buildings totaling approximately 2.0 million square feet, which was previously consolidated by the Company with a carrying value of approximately $124.9 million, was deconsolidated. Concurrently, the BCIMC Limited Partners invested approximately $61.2 million to acquire a 49.0% interest in the BTC Partnership, of which $60.3 million was distributed to the Company. The transaction resulted in a sale for financial reporting purposes.

In addition to the initial seven industrial buildings acquired by the BTC Partnership in February 2015, as of September 30, 2015, the BTC Partnership had acquired 12 industrial buildings (including Tuscany Industrial Center, as described in “Note 3”) totaling approximately 1.2 million square feet for an aggregate purchase price of approximately $105.7 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. The following table summarizes certain information about the Company’s unconsolidated joint venture:

			Investment in Unconsolidated
	As of September 30, 2015		Joint Venture as of
	Number of	Square Feet	September 30,	December 31,
($ and square feet in thousands)	Buildings	of Buildings	2015	2014
BTC Partnership	19	3,189	$73,446	$—

In August 2015, the BTC Partnership expanded the commitments under its secured revolving credit facility agreement by $35.0 million to an aggregate amount of $150.0 million. The line of credit is guaranteed by the BTC Partnership and each subsidiary owner of a collateralized property. The BTC Partnership has the ability to expand the commitment further up to a maximum aggregate amount of $300.0 million, subject to certain conditions. The line of credit matures in June 2018, and may be extended pursuant to two one-year extension options, subject to the satisfaction of certain financial covenants and other customary conditions and the payment of extension fees. The primary interest rate is variable and is equal to either (a) the greater of (i) the prime rate announced by Regions Bank, (ii) the Federal Funds Effective Rate plus 0.50% per annum, and (iii) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% per annum, plus a margin of either 1.10% or 1.25% (depending on the pool debt yield), or (b) one-month LIBOR plus a margin of either 2.10% or 2.25% (depending on the pool debt yield). The line of credit is available to finance general working capital purposes, including but not limited to the acquisition, development and redevelopment of industrial real estate, the operation of properties, and for corporate purposes. The Company has guaranteed 51.0% of any interest shortfall. As of September 30, 2015, the BTC Partnership had $83.5 million outstanding under the line of credit with an interest rate of 2.29%. The unused portion was $66.5 million, of which $6.1 million was available.

As of September 30, 2015, the BTC Partnership’s total outstanding debt was $117.1 million, which was comprised of borrowings under the line of credit, as described above, and the mortgage note.

6.	DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its unsecured line of credit and mortgage note debt. Borrowings under the mortgage note are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Effective Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2015	2014	Maturity Date	2015	2014
Unsecured line of credit (1)	2.09%	2.07%	January 2017	$267,000	$235,000
Fixed-rate mortgage note (2)	3.52%	—%	October 2023	100,000	—

Total / Weighted-Average	2.48%	2.07%		$367,000	$235,000

Gross book value of properties encumbered by debt				$151,637	$—

(1)	The Company entered into an unsecured revolving credit agreement, as amended, with an aggregate commitment of $400.0 million as of September 30, 2015. The Company has the ability to expand the commitment up to a maximum aggregate amount of $500.0 million, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. The line of credit is available for general corporate purposes, including but not limited to the acquisition, development and operation of industrial properties and other permitted investments. As of September 30, 2015, the unused and available portion was $133.0 million.
(2)	In September 2015, the Company entered into a $100.0 million secured, fixed rate mortgage note. The mortgage note requires interest-only monthly payments for the first four years and monthly payments of principal and interest thereafter (based on a 30-year amortization schedule). The mortgage note is (i) non-recourse except for standard carve-outs including those relating to environmental matters, intentional misrepresentations by certain of the Company’s indirect subsidiaries (the “Borrower”), misappropriation of funds, waste, unapplied security deposits, taxes and failure to maintain insurance and (ii) full recourse for voluntary bankruptcy and/or certain involuntary bankruptcy of the Borrower and violation by the Borrower of certain covenants. The recourse obligations will be guaranteed by Industrial Property Operating Partnership LP (the “Operating Partnership”) and, per the terms of the guaranty, the Operating Partnership is required to maintain certain net worth requirements during the term of the mortgage note.

As of September 30, 2015, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Mortgage Note	Total
Remainder of 2015	$—	$—	$—
2016	—	—	—
2017	267,000	—	267,000
2018	—	—	—
2019	—	314	314
Thereafter	—	99,686	99,686

Total principal payments	$267,000	$100,000	$367,000

(1)	The line of credit may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

The Company’s line of credit and mortgage note contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of September 30, 2015.

7.	FAIR VALUE

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

The table below includes the fair value for the Company’s financial instruments. The carrying value and fair value of these financial instruments were as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Line of credit	$267,000	$267,000	$235,000	$235,000
Morgtage note	100,000	99,883	—	—

As of September 30, 2015 and December 31, 2014, the Company had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

Mortgage Note. The fair value of the mortgage note is estimated using discounted cash flow methods based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

The fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

8.	STOCKHOLDERS’ EQUITY

Initial Public Offering

On September 27, 2012, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $2.0 billion in shares of common stock (the “Offering”). The registration statement was subsequently declared effective on July 24, 2013. Pursuant to its registration statement, the Company offered for sale up to $1.5 billion in shares of common stock at a price of $10.00 per share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.50 per share.

Reclassification of Shares

On August 14, 2015, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock into Class A shares and Class T shares. The SEC declared the post-effective amendment effective on August 19, 2015, at which time the Company began offering for sale up to $1.5 billion in shares of common stock at a price of $10.4407 per Class A share and $9.8298 per Class T share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.9187 per Class A share and $9.8298 per Class T share. In each case, the offering price was arbitrarily determined by the Company’s board of directors by taking the Company’s estimated net asset value (“NAV”) per share as of June 30, 2015 of $9.24 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to the Class A shares and the Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to the Company will be the same for both Class A shares and Class T shares. The Class A shares and Class T shares have identical rights and privileges, including voting rights, but have differing fees that are payable on a class-specific basis, as described in “Note 10.” The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares. The Company’s shares of common stock consist of Class A shares and Class T shares, all of which are collectively referred to herein as shares of common stock.

The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that was initially expected to end no later than two years after the effective date of the Offering, or July 24, 2015, but was extended by the Company’s board of directors for up to an additional one-year period, expiring on July 24, 2016. The Company’s board of directors may elect to further extend the offering period in accordance with federal securities laws.

A summary of the Company’s public offering, as of September 30, 2015, including a summary of the gross proceeds raised and the total number of shares issued, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised (1)	$608,215	$3,474	$611,689
Number of shares sold (1)	60,948	353	61,301

(1)	Includes shares issued pursuant to the Company’s distribution reinvestment plan.

As of September 30, 2015, 141.3 million shares of common stock remained available for sale pursuant to the Offering, including 51.9 million shares of common stock available for sale through the Company’s distribution reinvestment plan.

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock):

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Total Distributions
2015
September 30	October 15, 2015	$0.12500	$3,392	$3,725	$7,117
June 30	July 2, 2015	0.12500	2,700	2,900	5,600
March 31	April 15, 2015	0.12500	1,756	1,806	3,562

Total			$7,848	$8,431	$16,279

2014
December 31	January 14, 2015	$0.12500	$1,198	$1,170	$2,368
September 30	October 15, 2014	0.11875	710	674	1,384
June 30	July 15, 2014	0.11250	300	258	558
March 31	April 15, 2014	0.11250	74	38	112

Total			$2,282	$2,140	$4,422

(1)	The Company did not have any Class T shares of its common stock outstanding prior to the third quarter of 2015. For the third quarter of 2015, the Company’s board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the third quarter of 2015 at a quarterly rate of $0.12500 per Class A share of common stock and $0.12500 per Class T share of common stock less the distribution fees that are payable with respect to such Class T shares (as calculated on a daily basis). See “Note 10” for additional information concerning the distribution fees.

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Number of eligible shares redeemed	73	—
Aggregate amount of shares redeemed	$727	$—
Average redemption price per share	$9.96	$—

9.	SHARE-BASED COMPENSATION

Equity Incentive Plan

The Company’s Equity Incentive Plan, effective as of July 16, 2013 (the “Equity Incentive Plan”), provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights or other share-based awards. Directors, officers, and employees (if any) of the Company, as well as any advisor or consultant, including employees of Industrial Property Advisors LLC (the “Advisor”), a related party, and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided that, the individual is performing bona fide advisory or consulting services for the Company, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s common stock. The Company has registered a total of 2.0 million Class A shares of common stock for issuance pursuant to the Equity Incentive Plan.

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

Restricted Stock Summary

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its equity incentive plan and its private placement equity incentive plan for the nine months ended September 30, 2015 is as follows:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share
Nonvested shares at January 1, 2015 (1)	11	$10.00
Granted (2)	66	$10.04
Vested (2)	(28)	$10.08
Forfeited (2)	(2)	$10.00

Nonvested shares at September 30, 2015 (3)	47	$10.44

(1)	The weighted-average fair value is based on the Company’s initial offering price of $10.00 per share on the grant date.
(2)	The weighted-average fair value is based on (i) the Company’s initial offering price of $10.00 per share for shares granted between January 1, 2015 and August 13, 2015 and (ii) the Company’s new offering price of $10.4407 per Class A share, which was determined by the Company’s board of directors in its sole discretion on August 13, 2015, for shares granted after August 13, 2015.
(3)	The weighted-average fair value of nonvested shares was remeasured based on the new offering price of $10.4407 per Class A share.

The following table summarizes other share-based compensation data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Share-based compensation expense	$135	$26	$359	$176
Total fair value of restricted stock vested	$167	$—	$275	$150
Weighted-average grant date fair value of restricted stock granted, per share	$10.26	$10.00	$10.04	$10.00

As of September 30, 2015, the aggregate unrecognized compensation cost related to the restricted stock was approximately $0.4 million and is expected to be fully recognized over a weighted-average period of 1.0 years.

10.	RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the third amended and restated advisory agreement (the “Advisory Agreement”), dated August 14, 2015, by and among the Company, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends August 14, 2016, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services in connection with the Offering. The Advisor and the Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 7.0% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager, a portion of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 2.5% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering.

Distribution Fees. Distribution fees are payable to the Dealer Manager with the respect to Class T shares only. The distribution fees accrue daily and are paid monthly. The distribution fees are calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of (i) the current gross offering price per Class T share, or (ii) if the Company is no longer offering shares in a public offering, the estimated per share value of Class T shares. If the Company is no longer offering shares in a public offering, but has not reported an estimated per share value subsequent to the termination of the Offering, then the gross offering price in effect immediately prior to the termination of the Offering will be deemed the estimated per share value for purposes of the prior sentence. If the Company reports an estimated per share value prior to the termination of the Offering, the distribution fee will continue to be calculated as a percentage of the then current gross offering price per Class T share until the Company reports an estimated per share value following the termination of the Offering, at which point the distribution fee will be calculated based on the new estimated per share value. In the event the current gross offering price changes during the Offering or an estimated per share value reported after termination of the Offering changes, the distribution fee will change immediately with respect to all outstanding Class T shares issued in the primary offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share was issued.

The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The distributions paid with respect to all outstanding Class T shares, including Class T shares issued pursuant to the Company’s distribution reinvestment plan, will be reduced by the distribution fees calculated with respect to Class T shares issued in the primary offering and all Class T shares will receive the same per share distribution. The Company will cease paying distribution fees with respect to all Class T shares on the earliest to occur of the following: (i) a listing of shares of the Company’s common stock on a national securities exchange; (ii) such Class T shares no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A shares and Class T shares would be in excess of 10% of the gross proceeds of the primary portion of the Offering; or (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that total underwriting compensation, including dealer manager fees, sales commissions, and distribution fees with respect to the Class T shares held by a stockholder within his or her particular account, would be in excess of 10% of the total gross investment amount at the time of purchase of the primary Class T shares held in such account.

All or a portion of the distribution fee may be reallowed or advanced by the Dealer Manager to participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers.

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

Asset Management Fees. Asset management fees consist of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before noncash reserves and depreciation, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.5% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement. The term “disposition” shall include (a) a sale of one or more assets, (b) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership, (c) a sale, merger, or other transaction in which the stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company, or (d) a listing of the Company’s common stock on a national securities exchange or the receipt by the Company’s stockholders of securities that are listed on a national securities exchange in exchange for the Company’s common stock.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months		For the Nine Months		Receivable (Payable ) as of
	Ended September 30,		Ended September 30,		September 30, 2015	December 31, 2014
(in thousands)	2015	2014	2015	2014
Expensed:
Organization costs (1)	$—	$—	$—	$17	$—	$—
Acquisition fees	7,059	1,638	10,179	2,947	100	—
Asset management fees	1,450	186	3,372	290	(1,126)	—
Other expense reimbursements	—	30	216	107	100	20

Total	$8,509	$1,854	$13,767	$3,361	$(926)	$20

Additional Paid-In Capital:
Sales commissions	$6,834	$5,346	$25,783	$10,250	$(204)	$115
Dealer manager fees	2,554	1,930	9,417	3,706	(123)	97
Offering costs (1)	2,112	1,543	7,656	2,947	(163)	78

Total	$11,500	$8,819	$42,856	$16,903	$(490)	$290

(1)	As of September 30, 2015, the Advisor had incurred $16.9 million of offering costs and $93,000 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of September 30, 2015, the Company had reimbursed the Advisor $12.1 million related to offering costs and $93,000 related to organization costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.

Joint Venture Fees

With respect to the BTC Partnership described in “Note 5,” the Company will provide, directly or indirectly by appointing an affiliate or a third party, acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “Advisory Services”). As compensation for providing these services, the joint venture will pay the Company, or its designee, certain fees in accordance with the terms of the joint venture agreement. Effective February 2015, the Company and the Advisor entered into an agreement (the “Services Agreement”), pursuant to which the Company appointed the Advisor to provide the Advisory Services and has assigned to the Advisor the fees payable for providing the Advisory Services. As a result of the payment of the fees pursuant to the Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor pursuant to the Services Agreement, and (ii) the percentage interest of the joint venture owned by the Company. For the three and nine months ended September 30, 2015, the BTC Partnership incurred approximately $0.3 million and $0.6 million, respectively, in fees (other than acquisition fees) due to the Advisor pursuant to the Services Agreement. In addition, for the three and nine months ended September 30, 2015, the BTC Partnership incurred approximately $0.4 million and $1.2 million, respectively, in acquisition fees due to the Advisor related to the acquisition of real properties.

Expense Support Agreement

The Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Expense Support Agreement, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations (“CDFFO”), as disclosed in the Company’s quarterly and annual reports, for a particular quarter is less than the aggregate distributions that would have been declared for such quarter assuming daily distributions at a specified quarterly rate per share of common stock (the “Baseline Distributions”). Baseline Distributions were equal to: $0.11250 per share from January 1 through June 30, 2014; $0.11875 per share from July 1 through September 30, 2014; and $0.1250 per share from October 1, 2014 through June 30, 2015. In addition, pursuant to the Expense Support Agreement that was in effect through June 30, 2015, prior to the amendment and restatement of the agreement as described below, the Advisor, in its sole discretion, could elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. Subject to certain conditions and limitations, the Advisor is entitled to reimbursement from the Company for any asset management fees that were deferred and any expense support payments that it made pursuant to the agreement that was in effect through June 30, 2015. The amounts potentially reimbursable to the Advisor will begin to expire within three years after the quarter in which such reimbursable amount originated. The amounts deferred or supported through June 30, 2015, will begin to expire in the fourth quarter of 2016 and will fully expire in the second quarter of 2018. As of September 30, 2015, the cumulative amount of expense support payments that is potentially reimbursable to the Advisor was approximately $5.4 million.

The Expense Support Agreement was amended and restated on August 14, 2015, effective from July 1, 2015 through June 30, 2018. Pursuant to the amended and restated Expense Support Agreement, for the period from July 1, 2015 through June 30, 2018, Baseline Distributions means the aggregate cash distributions that are declared on the Company’s common stock in accordance with the quarterly distribution rate for such quarter; provided that for purposes of calculating the amount of payment by the Advisor pursuant to the agreement, such amount will not exceed the amount that would have been declared on shares of the Company’s common stock assuming a quarterly distribution rate of $0.13515 per share (which is the rate that the Company’s board of directors has authorized for the fourth quarter of 2015 with respect to the Company’s Class A shares). Starting with any asset management fees waived pursuant to the agreement on or after July 1, 2015, the Advisor will not be entitled to reimbursement from the Company.

In addition, beginning on July 1, 2015 and ending upon the termination or expiration of the agreement, if, in a given calendar quarter, the Company’s CDFFO is less than the Baseline Distributions for such quarter, and the waived asset management fee is not sufficient to satisfy the shortfall for such quarter (a “Deficiency”), the Advisor will be required to fund certain expenses of the Company or the Operating Partnership in an amount equal to such Deficiency. Starting with any such payments made by the Advisor on or after July 1, 2015 to cover a Deficiency, the Advisor is not entitled to reimbursement from the Company. The Expense Support Agreement, as amended, will govern all waivers and payments made by the Advisor from July 1, 2015 through the second quarter of 2018. The Advisor still will be entitled to reimbursement of amounts owed to it by the Company prior to July 1, 2015 pursuant to the prior versions of the agreement in accordance with the terms thereof.

For the period beginning on July 1, 2015 and terminating on the earlier of the expiration or termination of the agreement, in no event will the aggregate of the waived asset management fees and the Deficiency support payments, when added to all amounts deferred or paid by the Advisor prior to August 14, 2015 under the prior versions of the Expense Support Agreement (approximately $5.4 million), exceed $30.0 million (the “Maximum Amount”).

Although the Expense Support Agreement has an effective term through June 30, 2018, it may be terminated prior thereto without cause or penalty by a majority of the Company’s independent directors upon 30 days’ written notice to the Advisor. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by the Company of notice to the Advisor of the Company’s intention to terminate or not renew the Advisory Agreement, (iii) the Company’s completion of a liquidity event or (iv) the time the Advisor has deferred, waived or paid the Maximum Amount. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending June 30, 2018 will remain operative and in full force and effect through the end of such quarter.

The table below provides information regarding expense support payment obligations incurred by the Advisor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Asset management fees	$441	$186	$2,017	$290
Other expense support	—	974	—	2,227

Total expense support from the Advisor (1)	$441	$1,160	$2,017	$2,517

(1)	As of September 30, 2015, approximately $0.2 million of expense support was payable to the Company by the Advisor.

11.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of September 30, 2015.

12.	SUBSEQUENT EVENTS

Status of Offering

A summary of the Company’s public offering, including a summary of the gross proceeds raised and total number of shares issued, as of October 29, 2015, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised (1)	$634,641	$16,138	$650,779
Number of shares sold (1)	63,503	1,642	65,145

(1)	Includes shares issued pursuant to the Company’s distribution reinvestment plan.

As of October 29, 2015, 137.5 million shares of common stock remained available for sale pursuant to the Offering, including 51.5 million shares of common stock available for sale through the Company’s distribution reinvestment plan.

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

On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock (the “Offering”), including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On September 6, 2013, we broke escrow for the Offering, and effectively commenced operations. On January 15, 2014, we acquired our first property and effectively began property operations.

On August 13, 2015, our board of directors unanimously approved an estimated NAV of our common stock of $9.24 per share based on the number of shares issued and outstanding as of June 30, 2015. The methodology used to determine the estimated NAV per share was determined in accordance with our valuation policy, utilizing certain guidelines applicable to non-traded REITs. See our Current Report on Form 8-K filed with the SEC on August 14, 2015 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated NAV per share.

In connection with the determination of the estimated NAV per share, effective as of August 13, 2015, our board of directors determined to reclassify our common stock into Class A shares and Class T shares. We filed a post-effective amendment to our registration statement on August 14, 2015 in order to offer both classes of shares of our common stock as part of the Offering. On August 19, 2015, the SEC declared our post-effective amendment effective and we began offering for sale up to $1.5 billion in shares of common stock at a price of $10.4407 per Class A share and $9.8298 per Class T share, and up to $500.0 million in shares under our distribution reinvestment plan at a price of $9.9187 per Class A share and $9.8298 per Class T share. In each case, the offering price was arbitrarily determined by our board of directors by taking our estimated NAV per share as of June 30, 2015 of $9.24 and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to Class A shares and Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to us will be the same for both Class A shares and Class T shares. Accordingly, the offering prices with respect to Class A shares and Class T shares are, respectively, 13.0% and 6.4% higher than the estimated NAV per share of our common stock as of June 30, 2015. The differences between our offering prices and the actual value per share will fluctuate depending on the actual value of our assets per share at any given point in time.

As of September 30, 2015, we had raised gross proceeds of $611.7 million from the sale of 61.3 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, 141.3 million shares remained available for sale pursuant to the Offering, including 51.9 million shares available for sale through our distribution reinvestment plan. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning the Offering.

In February 2015, we admitted the BCIMC Limited Partners into the BTC Partnership, a joint venture that intends to jointly invest in industrial properties located in certain major U.S. distribution markets, and is targeted to be comprised of approximately: (i) 80.0% development investments and (ii) 20.0% core investments and value-add investments. We have a 51.0% ownership interest in the BTC Partnership. See “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our unconsolidated joint venture.

As of September 30, 2015, we owned and managed, either directly or through our 51.0% ownership interest in the BTC Partnership, a real estate portfolio that included properties with an aggregate total purchase price of approximately $1.0 billion, comprised of 91 industrial buildings totaling approximately 13.2 million square feet located in 15 markets throughout the U.S., with 178 customers, and was 88.5% occupied (90.9% leased) with a weighted-average remaining lease term (based on square feet) of 4.9 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of this date:

•	82 industrial buildings totaling approximately 11.4 million square feet comprised our operating portfolio, which includes stabilized properties, and was 98.6% occupied (98.6% leased).

•	9 industrial buildings totaling approximately 1.8 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

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

Summary of 2015 Activities

During the nine months ended September 30, 2015, we completed the following activities:

•	We raised $382.8 million of gross equity capital from the Offering.

•	We directly acquired 39 industrial buildings, comprising approximately 6.4 million square feet for an aggregate total purchase price of approximately $507.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from the Offering and debt financings.

•	In September 2015, we entered into a $100.0 million fixed rate mortgage note. The mortgage note is secured by mortgages or deeds of trust and related assignments and security interest in the properties serving as collateral for the financing. The proceeds from the mortgage note were used to partially finance certain of our acquisitions. The mortgage note bears a fixed interest rate of 3.52% per year and has a contractual maturity of October 2023. See “Note 6” for additional information regarding this mortgage note.

•	We entered into the BTC Partnership joint venture agreement with the BCIMC Limited Partners. The BTC Partnership intends to jointly invest in a portfolio of industrial properties located in certain major U.S. distribution markets. The BTC Partnership had acquired 19 industrial buildings totaling approximately 3.2 million square feet for an aggregate total purchase price of approximately $230.6 million, exclusive of transfer taxes, due diligence expenses, and other closing costs.

•	In August 2015, the BTC Partnership expanded the commitments under its secured revolving credit facility agreement by $35.0 million to an aggregate amount of $150.0 million, with the ability to expand the commitment further up to a maximum aggregate amount of $300.0 million, subject to certain conditions. As of September 30, 2015, the BTC Partnership had $83.5 million outstanding under the line of credit with an interest rate of 2.29%. The unused portion was $66.5 million, of which $6.1 million was available.

•	As of September 30, 2015, we owned and managed, either directly or through our 51.0% ownership interest in the BTC Partnership, a real estate portfolio comprised of 91 industrial buildings totaling approximately 13.2 million square feet located in 15 markets throughout the U.S.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Portfolio data:
Consolidated buildings	72	41	15
Unconsolidated buildings	19	—	—

Total buildings	91	41	15

Rentable square feet of consolidated buildings	10,051	5,755	1,887
Rentable square feet of unconsolidated buildings	3,189	—	—

Total rentable square feet	13,240	5,755	1,887

Total number of customers (1)	178	93	35
Percent occupied of operating portfolio (1)(2)	98.6%	98.0%	99.6%
Percent occupied of total portfolio (1)(2)	88.5%	79.4%	99.6%
Percent leased of operating portfolio (1)(2)	98.6%	98.0%	99.6%
Percent leased of total portfolio (1)(2)	90.9%	79.4%	99.6%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three and nine months ended September 30, 2015 and 2014 are not directly comparable, nor are our results of operations for the three and nine months ended September 30, 2015 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Results for the Three and Nine Months Ended September 30, 2015 Compared to the Same Periods in 2014

The following table summarizes our results of operations for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014. Same store information is not provided due to the fact that all buildings were acquired during or after 2014.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Total rental revenues	$13,510	$1,503	$12,007	$31,911	$2,378	$29,533
Total rental expenses	(3,310)	(381)	(2,929)	(8,045)	(614)	(7,431)

Total net operating income	10,200	1,122	9,078	23,866	1,764	22,102

Other:
Real estate-related depreciation and amortization	(7,454)	(793)	(6,661)	(17,504)	(1,233)	(16,271)
General and administrative expenses	(1,096)	(554)	(542)	(3,191)	(1,480)	(1,711)
Organization expenses, related party	—	—	—	—	(17)	17
Asset management fees, related party	(1,450)	(186)	(1,264)	(3,372)	(290)	(3,082)
Acquisition expenses, related party	(7,059)	(1,638)	(5,421)	(10,179)	(2,947)	(7,232)
Acquisition expenses	(1,875)	(1,093)	(782)	(5,517)	(1,731)	(3,786)
Equity in loss of unconsolidated joint venture	(703)	—	(703)	(1,650)	—	(1,650)
Interest expense	(1,656)	(158)	(1,498)	(4,284)	(457)	(3,827)
Expense support from Advisor	441	1,160	(719)	2,017	2,517	(500)

Total other	(20,852)	(3,262)	(17,590)	(43,680)	(5,638)	(38,042)

Net loss	(10,652)	(2,140)	(8,512)	(19,814)	(3,874)	(15,940)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—

Net loss attributable to common stockholders	$(10,652)	$(2,140)	$(8,512)	$(19,814)	$(3,874)	$(15,940)

Weighted-average shares outstanding	56,948	11,645	45,303	43,505	5,957	37,548

Net loss per common share - basic and diluted	$(0.19)	$(0.18)	$(0.01)	$(0.46)	$(0.65)	$0.19

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by $12.0 million and $29.5 million, respectively, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due to the cumulative impact of our 2014 acquisitions, as well as our acquisition activity during the first nine months of 2015.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by $2.9 million and $7.4 million, respectively, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due to the cumulative impact of our 2014 acquisitions, as well as our acquisition activity during the first nine months of 2015.

In addition, our results of operations for the three and nine months ended September 30, 2015 included the following:

•	real estate-related depreciation and amortization expense, acquisition-related expenses, and asset management fees;

•	interest expense primarily due to: (i) average net borrowings under our line of credit of $242.2 million and $217.5 million for the three and nine months ended September 30, 2015, respectively; (ii) amortization of loan costs; and (iii) unused line of credit fees;

•	general and administrative expenses that primarily consisted of: (i) reimbursement of personnel expenses of the Advisor and its affiliates; (ii) accounting and legal expenses incurred; (iii) compensation to our independent directors; and (iv) expenses related to directors’ and officers’ insurance; and

•	expense support from the Advisor pursuant to the Expense Support Agreement.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and nine months ended September 30, 2015, NOI was $10.2 million and $23.9 million, respectively, as compared to $1.1 million and $1.8 million, respectively, for the three and nine months ended September 30, 2014. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three and Nine Months Ended September 30, 2015 Compared to the Same Periods in 2014” above for a reconciliation of our net loss to NOI for the three and nine months ended September 30, 2015 and 2014.

Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)

We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “Note 10 to the Condensed Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO, Company-defined FFO, and MFFO. If we had not received expense support from the Advisor, our FFO, Company-defined FFO and MFFO would be lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period From Inception (August 28, 2012) to September 30, 2015
(in thousands, except per share data)	2015	2014	2015	2014
GAAP net loss applicable to common stockholders	$(10,652)	$(2,140)	$(19,814)	$(3,874)	$(31,739)

GAAP net loss per common share	$(0.19)	$(0.18)	$(0.46)	$(0.65)	$(2.28)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss applicable to common stockholders	$(10,652)	$(2,140)	$(19,814)	$(3,874)	$(31,739)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	7,454	793	17,504	1,233	21,524
Our share of real estate-related depreciation and amortization of unconsolidated joint venture	740	—	1,593	—	1,593

NAREIT FFO applicable to common stockholders	$(2,458)	$(1,347)	$(717)	$(2,641)	$(8,622)

NAREIT FFO per common share	$(0.04)	$(0.12)	$(0.02)	$(0.44)	$(0.62)

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$(2,458)	$(1,347)	$(717)	$(2,641)	$(8,622)
Add Company-defined adjustments:
Acquisition costs	8,934	2,731	15,696	4,678	27,842
Our share of acquisition costs of unconsolidated joint venture	641	—	1,300	—	1,300
Organization costs	—	—	—	17	93

Company-defined FFO applicable to common stockholders	$7,117	$1,384	$16,279	$2,054	$20,613

Company-defined FFO per common share	$0.12500	$0.11875	$0.37500	$0.34375	$1.48

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO applicable to common stockholders	$7,117	$1,384	$16,279	$2,054	$20,613
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(1,047)	(132)	(3,607)	(229)	(4,326)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture	(156)	—	(265)	—	(265)
Organization costs	—	—	—	(17)	(93)

MFFO applicable to common stockholders	$5,914	$1,252	$12,407	$1,808	$15,929

MFFO per common share	$0.10	$0.11	$0.29	$0.30	$1.14

Weighted-average shares outstanding	56,948	11,645	43,505	5,957	13,944

We believe that: (i) our FFO loss of $2.5 million, or $0.04 per share, as compared to the distributions declared in the amount of $7.1 million, or $0.1250 per share, for the three months ended September 30, 2015; (ii) our FFO loss of $0.7 million, or $0.02 per share, as compared to the distributions declared in the amount of $16.3 million, or $0.3750 per share, for the nine months ended September 30, 2015; and (iii) our FFO loss of $8.6 million, or $0.62 per share, as compared to the distributions declared of $20.7 million, or $1.06875 per share, for the period from Inception (August 28, 2012) to September 30, 2015, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Total cash provided by (used in):
Operating activities	$1,362	$(2,417)
Investing activities	(448,865)	(149,161)
Financing activities	459,514	159,455

Net increase in cash	$12,011	$7,877

Cash provided by operating activities during the nine months ended September 30, 2015 increased by approximately $3.8 million as compared to the same period in 2014, primarily driven by growth of our real estate portfolio, which resulted in an increase in net cash flows from our operating properties, partially offset by higher acquisition-related expenses and general and administrative expenses as a result of acquiring, owning and managing the 41 buildings acquired during 2014 and the 39 buildings acquired during the nine months ended September 30, 2015.

Cash used in investing activities during the nine months ended September 30, 2015 increased by approximately $299.7 million as compared to the same period in 2014, primarily due to acquisition activity in the amount of $502.5 million and our investment of $45.0 million in the BTC Partnership during the nine months ended September 30, 2015. These amounts were partially offset by $72.1 million of proceeds we received from the sale of our 49.0% ownership interest in the BTC Partnership and $34.2 million in distributions from the BTC Partnership.

Cash provided by financing activities during the nine months ended September 30, 2015 increased by approximately $300.1 million as compared to the same period in 2014, primarily due to an increase in net proceeds raised from the Offering of $203.7 million, as well as an increase in net borrowings of $102.0 million during the nine months ended September 30, 2015.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit. We entered into a revolving credit agreement, as amended, with an aggregate commitment of $400.0 million as of September 30, 2015. We have the ability to expand the commitment up to a maximum aggregate amount of $500.0 million, subject to certain conditions. The line of credit matures in January 2017, and may be extended pursuant to two one-year extension options, subject to certain conditions. The primary interest rate is variable and calculated based on one-month LIBOR plus a margin ranging from 1.90% to 2.75%, or an alternative base rate plus a margin of 0.90% to 1.75%. The line of credit is available for general corporate purposes, including but not limited to the acquisition, development and operation of industrial properties and other permitted investments. As of September 30, 2015, we had $267.0 million outstanding under the line of credit with an interest rate of 2.09%. The unused and available portion was $133.0 million.

Mortgage Note. As of September 30, 2015, we had entered into a $100.0 million mortgage note secured by mortgages or deeds of trust and related assignments and security interests in the properties serving as collateral for the financing, with an interest rate of 3.52%. The proceeds from the mortgage note were used to partially finance certain of our acquisitions. The mortgage note is (i) non-recourse except for standard carve-outs including those relating to environmental matters, intentional misrepresentations by certain of our indirect subsidiaries, which we refer to as the borrower, misappropriation of funds, waste, unapplied security deposits, taxes and failure to maintain insurance and (ii) full recourse for voluntary bankruptcy and/or certain involuntary bankruptcy of the borrower and violation by the borrower of certain covenants. The recourse obligations will be guaranteed by the Operating Partnership and, per the terms of the guaranty, the Operating Partnership is required to maintain certain net worth requirements during the term of the mortgage note.

Debt Covenants. Our line of credit and mortgage note contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, make borrowings under our line of credit, or pay distributions. We were in compliance with all debt covenants as of September 30, 2015.

Offering Proceeds. As of September 30, 2015, the amount of aggregate gross proceeds raised from the Offering was $611.7 million ($543.1 million net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the nine months ended September 30, 2015, approximately 16% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 84% of our total distributions were funded from sources other than cash flows from operating activities, specifically 32% were funded with proceeds from financing activities, which consisted of debt financings, and 52% were funded with proceeds from the issuance of distribution reinvestment plan (“DRIP”) shares. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the fourth quarter of 2015, our board of directors has authorized daily distributions at a quarterly rate of $0.13515 per Class A share of common stock and $0.13515 per Class T share of common stock less the distribution fees that are payable with respect to such Class T shares (calculated on a daily basis).

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay distributions, which if insufficient could negatively impact our ability to pay distributions. See “Note 10 to the Condensed Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.

The following table outlines sources used to pay total distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2015
September 30	$—	—%	$3,392	48%	$3,725	52%	$7,117
June 30	2,700	48	—	—	2,900	52	5,600
March 31	—	—	1,756	49	1,806	51	3,562

Total	$2,700	16%	$5,148	32%	$8,431	52%	$16,279

2014
December 31	$—	—%	$1,198	51%	$1,170	49%	$2,368
September 30	—	—	710	51	674	49	1,384
June 30	—	—	300	54	258	46	558
March 31	—	—	74	66	38	34	112

Total	$—	—%	$2,282	52%	$2,140	48%	$4,422

(1)	For the quarters ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, the Advisor provided expense support of $0.4 million, $1.0 million, $0.5 million, $0.9 million, $1.2 million, $0.9 million, and $0.5 million, respectively.
(2)	For the periods presented, all distributions provided by financing activities were funded from debt financings.
(3)	Stockholders may elect to have distributions reinvested in shares of our common stock through our distribution reinvestment plan.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the nine months ended September 30, 2015, we received eligible redemption requests related to approximately 73,000 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of $0.7 million, or an average price of $9.96 per share. There were no redemptions or requests for redemptions for the same period in 2014. Based on the estimated NAV per share of our common stock determined by our board of directors on August 13, 2015, we will be repurchasing shares of our common stock above the estimated NAV per share and, accordingly, these repurchases will be dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related or other investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. If our board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior notice, which we will provide by filing a Current Report on Form 8-K with the SEC.

SUBSEQUENT EVENTS

Status of Offering

A summary of the Company’s public offering, including a summary of the gross proceeds raised and total number of shares issued, as of October 29, 2015, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised (1)	$634,641	$16,138	$650,779
Number of shares sold (1)	63,503	1,642	65,145

(1)	Includes shares issued pursuant to our distribution reinvestment plan.

As of October 29, 2015, 137.5 million shares of common stock remained available for sale pursuant to the Offering, including 51.5 million shares of common stock available for sale through our distribution reinvestment plan.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2014 was disclosed in our 2014 Form 10-K. Except as otherwise disclosed in “Note 6 to the Condensed Consolidated Financial Statements” relating to our borrowings under our line of credit and mortgage note, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The amendments in ASU 2015-03 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which expands guidance provided in ASU 2015-03, as discussed above. ASU 2015-15 states that it is permissible to present debt issuance costs as an asset and to subsequently amortize the deferred issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination by eliminating the requirement for an acquirer to account for measurement-period adjustments retrospectively. ASU 2015-16 is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K. As of September 30, 2015, our critical accounting estimates have not changed from those described in our 2014 Form 10-K, with the exception of the addition of the following critical accounting estimate:

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

Interest Rate Risk

Our primary market risk is exposure to changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2015, our debt instruments were comprised of borrowings under our line of credit and our mortgage note. We have not entered into any interest rate swap agreements with respect to borrowings under our line of credit, which are variable interest rate debt.

Fixed Interest Rate Debt. As of September 30, 2015, our consolidated fixed interest rate debt consisted of our mortgage note and represented 27.2% of our total consolidated debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2015, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $99.9 million and $100.0 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2015. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2015, our consolidated variable interest rate debt consisted of borrowings under our line of credit, which represented 72.8% of our total consolidated debt. Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of September 30, 2015, we were exposed to market risks related to fluctuations in interest rates on $267.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2015, would change our annual interest expense by approximately $52,000.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act”) as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK RELATED TO INVESTING IN OUR COMMON STOCK

The purchase price stockholders pay for shares of each class of our common stock in our public offering is likely to be higher than any per share estimated value or NAV we may disclose. Neither such values nor the offering price may be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or the amount stockholders would receive upon the sale of their shares.

Pursuant to various rules or contractual arrangements, we may from time to time disclose a per share estimated value or an NAV. The price at which we sell our shares is likely to be in excess of such values. For example, as of August 15, 2015, the offering prices with respect to Class A shares and Class T shares were, respectively, 13.0% and 6.4% higher than the estimated NAV per each share of stock.

The per share estimated value or NAV and the primary offering price per share of each class of shares are likely to differ from the price that stockholders would receive upon a resale of their shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher purchase price than could otherwise be obtained; (iii) under the current FINRA rules such values are not required to reflect or be derived from the fair market value of our assets and estimates may include sales commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) such values do not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) such values do not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

The SEC has approved an amendment to National Association of Securities Dealers (“NASD”) Conduct Rule 2340, which takes effect on April 11, 2016 and sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. Because we have used a portion of the proceeds from our public offering to pay sales commissions, dealer manager fees and organization and offering expenses, which reduced the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that the value shown on our stockholders’ account statement will be lower than the purchase price paid by our stockholders in our public offering.

The per share estimated value or NAV and the primary offering price per share of each class of shares may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that our stockholders could realize upon a sale of the Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, such values may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

Any methodologies used to determine per share estimated value of our common stock or NAV may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated value per share that is significantly different.

The availability and timing of cash distributions to our stockholders is uncertain.

We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash from operations available for distributions to our stockholders. In addition, there are ongoing distribution fees payable on Class T shares, which will reduce the amount of cash available for distribution to holders of Class T shares. Distributions could also be negatively impacted by the failure to deploy available cash on an expeditious basis, the inability to find suitable investments that are not dilutive to distributions, potential poor performance of our investments, an increase in expenses for any reason (including expending funds for redemptions in excess of the proceeds from our distribution reinvestment plan) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), we would not qualify for the favorable tax treatment accorded to REITs.

We may have difficulty funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our public offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees by the Advisor or from expense support provided by the Advisor, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment by creating future liabilities, reducing the return on their investment or otherwise.

Until the proceeds from our public offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. Therefore, particularly in the earlier part of our public offering, we have funded and may continue to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our public offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses and proceeds from the sales of assets. However, there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. We have relied on and expect to continue to rely on cash resulting from expense support from the Advisor to help fund our distributions, pursuant to the Expense Support Agreement (and all prior versions thereof) described in “Note 10.” The agreement has an effective term through June 30, 2018, but may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ written notice to the Advisor. Upon the earlier of the termination or expiration of the agreement or upon reaching the maximum support amount of $30.0 million as further described in the agreement, the Advisor will not be obligated to waive or defer fees or otherwise support our distributions, which could adversely impact our ability to pay distributions. In addition, the Advisor’s obligations will cease when the aggregate amount of the payments under the Expense Support Agreement, when added to all amounts deferred or paid by the Advisor prior to August 14, 2015 under the Expense Support Agreement (and all prior versions thereof) that was in effect prior to August 14, 2015 (approximately $5.4 million), exceed $30.0 million. For the nine months ended September 30, 2015, approximately 16% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 84% of our total distributions were funded from sources other than cash flows from operating activities, specifically 32% were funded with proceeds from financing activities, which consisted of debt financings, and 52% were funded with proceeds from the issuance of DRIP shares, as so elected by certain stockholders. For the year ended December 31, 2014, 100% of our total distributions were funded from sources other than cash flows from operating activities, specifically 52% were funded with proceeds from financing activities, which consisted of debt financings, and 48% were funded with proceeds from the issuance of DRIP shares, as so elected by certain stockholders. Further, for the period from inception (August 28, 2012) to September 30, 2015, our total distributions declared exceeded our funds from operations, or FFO.

The use of these sources for distributions and the ultimate repayment of any liabilities incurred, as well as the payment of distributions in excess of our FFO could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock, which would be reflected when we establish an estimated per share value of each class of our common stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted tax basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted tax basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ investment in shares of our common stock.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

We have issued shares of common stock as dividends and may issue preferred stock, additional shares of common stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our public offering.

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We issued additional shares of common stock as a stock dividend to stockholders of record for the first three quarters of 2014, which may dilute the value of the shares. In addition, we may issue additional shares of common stock, without stockholder approval, at a price which could dilute the value of existing stockholders’ shares. In addition, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue a total of 1.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 1.5 billion shares are designated as common stock, including 900.0 million classified as Class A shares and 600.0 million classified as Class T shares and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	A merger, tender offer or proxy contest;

•	The assumption of control by a holder of a large block of our securities; and/or

•	The removal of incumbent management.

RISK RELATED TO OUR TAXATION AS A REIT

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We have operated and have elected to be treated as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. Although we do not intend to request a ruling from the Internal Revenue Service, or “IRS”, as to our REIT status, we have received the opinion of our counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with our public offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig, LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification. While we have not requested a ruling from the IRS as to our REIT status, we have applied for a ruling from the IRS with respect to our multi-class stock structure, our ability to deduct dividend payments in connection with that structure and its possible effect on our qualification as a REIT.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. However, any distributions made would be subject to the favorable tax rate applied to “qualified dividend income.” To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we believe we have operated in such a manner as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

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

Use of Proceeds

On July 24, 2013, our Registration Statement on Form S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering was initially expected to terminate on July 24, 2015, but was extended by our board of directors for up to an additional one-year period, expiring on July 24, 2016. The Offering may be further extended by our board of directors in accordance with federal securities laws. As described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—General,” our common stock was reclassified into Class A shares and Class T shares effective as of August 13, 2015 and we are offering both classes of shares in the Offering.

As of September 30, 2015, we had raised gross offering proceeds from the Offering of $611.7 million. The table below summarizes the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to September 30, 2015
Sales commissions (1)	$41,397
Dealer manager fees (1)	15,062
Offering costs (2)	12,138

Total direct selling costs	$68,597

Offering proceeds, net of direct selling costs	$543,093

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager, and a substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	As of September 30, 2015, the Advisor had incurred $16.9 million of offering costs, all of which were paid directly by the Advisor on behalf of us. We have reimbursed the Advisor for $12.1 million of offering costs. We reimburse the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of our cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in our public offerings, without recourse against or reimbursement by us.

As of September 30, 2015, we owned and managed, either directly or through our 51.0% ownership interest in a joint venture partnership, 91 industrial buildings totaling approximately 13.2 million square feet for an aggregate total purchase price of approximately $1.0 billion, exclusive of transfer taxes, due diligence expenses, and other closing costs.

As of September 30, 2015, we had paid $18.3 million in acquisition-related expenses to non-related parties. Refer to “Note 10 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

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

Our board of directors may amend, suspend or terminate our share redemption program, in its sole discretion on 30 days’ prior notice to stockholders, which we will provide by filing a Current Report on Form 8-K with the SEC. Our board of directors may amend our share redemption program to change the price at which shares are redeemed. In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of Operating Partnership Units (“OP Units”) who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the share redemption plan) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the share redemption plan) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption plan. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held its shares for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined in the share redemption plan) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. Based on the estimated NAV per share of our common stock determined by our board of directors on August 13, 2015, we will be repurchasing shares of our common stock above the estimated NAV per share and, accordingly, these repurchases will be dilutive to our remaining stockholders. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all the terms and conditions.

For the nine months ended September 30, 2015, we received eligible redemption requests related to approximately 73,000 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of $0.7 million and an average price of $9.96 per share. There were no redemptions or requests for redemptions for the same period in 2014.

The table below summarizes the redemption activity for the three months ended September 30, 2015:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
July 31, 2015	—	$—	—	—
August 31, 2015	—	—	—	—
September 30, 2015	67,092	9.97	67,092	—

Total	67,092	$9.97	67,092	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

November 4, 2015	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

November 4, 2015	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 on to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Articles Supplementary of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.6	Articles of Amendment of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.7	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix E to the prospectus included in Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2015.

4.2	Amended and Restated Share Redemption Program, effective as of September 15, 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.1	Form of Director Stock Grant Agreement for Equity Incentive Plan. Incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.2	Third Amended and Restated Advisory Agreement, dated as of August 14, 2015, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.3	Second Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of August 14, 2015, among Industrial Property Trust Inc., as general partner, and the Limited Partners party thereto. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.4	Third Amended and Restated Waiver and Expense Support Agreement, effective August 14, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.5	Amendment No. 2 to the Selected Dealer Agreement, dated as of August 28, 2015, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2015.

10.6	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and John S. Hagestad as of September 2, 2015. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.7	Loan Agreement, dated as of September 25, 2015, by and among IPT Bayport DC LP, IPT Centreport DC LP, IPT Century DC LP, IPT Livermore DC LP, IPT Rialto DC LP, IPT O’Hare DC LLC and IPT Windham IC LLC, as Borrower, and Teachers Insurance and Annuity Association of America, as Lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2015.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.