Form 10-K
period 2015-12-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2016-03-10
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015 cannot be calculated because no established market exists for the registrant’s common stock.

As of March 2, 2016, there were 117.9 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2016.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to continue to raise capital in our initial public offering and effectively deploy the proceeds in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), Industrial Property Advisors LLC (the “Advisor”), and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to qualify as a REIT.

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

On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock (the “Offering”), including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On September 6, 2013, we broke escrow for the Offering, and on January 15, 2014, we acquired our first property and began real estate operations.

On August 13, 2015, our board of directors unanimously approved an estimated net asset value (“NAV”) of our common stock of $9.24 per share based on the number of shares issued and outstanding as of June 30, 2015. The methodology used to determine the estimated NAV per share was determined in accordance with our valuation policy, utilizing certain guidelines applicable to non-traded REITs. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share” for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated NAV per share.

In connection with the determination of the estimated NAV per share, effective as of August 13, 2015, our board of directors determined to reclassify our common stock into Class A shares and Class T shares. We filed a post-effective amendment to our registration statement on August 14, 2015 in order to offer both classes of shares of our common stock as part of the Offering. On August 19, 2015, the SEC declared our post-effective amendment effective and we began offering for sale up to $1.5 billion in shares of common stock at a price of $10.4407 per Class A share and $9.8298 per Class T share, and up to $500.0 million in shares under our distribution reinvestment plan at a price of $9.9187 per Class A share and $9.8298 per Class T share. In each case, the offering price was arbitrarily determined by our board of directors by taking our estimated NAV as of June 30, 2015 of $9.24 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to Class A shares and Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to us is the same for both Class A shares and Class T shares. Accordingly, the estimated NAV per share of our common stock as of June 30, 2015 is 11.5% and 6.0%, respectively, lower than the offering prices with respect to Class A shares and Class T shares. The differences between our offering prices and the actual value per share will fluctuate depending on the actual value of our assets per share at any given point in time. The new offering prices have been rounded to the nearest whole cent throughout this report.

As of December 31, 2015, we had raised gross proceeds of $1.0 billion from the sale of 103.0 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, $964.9 million in shares of our common stock remained available for sale pursuant to the Offering in any combination of Class A shares or Class T shares, including $489.4 million in shares available for sale through our distribution reinvestment plan. See “Note 9 to the Consolidated Financial Statements” for information concerning the Offering.

Prior to the Offering, our sole investor was the Advisor, which purchased 20,000 shares of our common stock. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 12 to the Consolidated Financial Statements” for additional information.

We rely on the Advisor to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the third amended and restated advisory agreement, dated August 14, 2015, by and among us, the Operating Partnership, and the Advisor, as amended on February 17, 2016 (the “Advisory Agreement”). The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from the Offering, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

In February 2015, we admitted two investors as limited partners (together, the “BCIMC Limited Partner”) into the Build-To-Core Industrial Partnership I LP (the “BTC Partnership”), a joint venture that has and continues to jointly invest in industrial properties located in certain major U.S. distribution markets, and is targeted to be comprised of approximately: (i) 80.0% development investments and (ii) 20.0% core and value-add investments. As of December 31, 2015, we had a 51.0% ownership interest in the BTC Partnership, which subsequently has been reduced to 20.0%. See “Note 5 and Note 15 to the Consolidated Financial Statements” for additional information regarding our unconsolidated joint venture.

As of December 31, 2015, we owned and managed, either directly or through our ownership interest in the BTC Partnership, a real estate portfolio that included properties with an aggregate total purchase price of approximately $1.6 billion, comprised of 152 industrial buildings totaling approximately 20.6 million square feet located in 19 markets throughout the U.S., with 310 customers, and was 91.1% occupied (95.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.7 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2015:

•	147 industrial buildings totaling approximately 20.0 million square feet comprised our operating portfolio, which includes stabilized properties, and was 93.2% occupied (97.4% leased).

•	five industrial buildings totaling approximately 0.6 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or achieving 90% occupancy.

As of December 31, 2015, we owned and managed approximately 3.6 million square feet of the total 20.6 million square feet (discussed above) through our ownership interest in the BTC Partnership. Additionally as of that date, the BTC Partnership had one building under construction totaling approximately 0.4 million square feet, and four buildings in the pre-construction phase for an additional 1.8 million square feet.

During 2015, we directly acquired 98 buildings comprising approximately 13.3 million square feet for an aggregate total purchase price of approximately $1.1 billion. We funded these acquisitions with proceeds from the Offering and debt financings. See “Note 3 to the Consolidated Financial Statements” for additional information regarding our 2015 acquisitions. Additionally, during 2015, the BTC Partnership acquired 21 buildings comprising approximately 3.6 million square feet for an aggregate total purchase price of approximately $261.6 million. See “Note 5 to the Consolidated Financial Statements” for additional information regarding the BTC Partnership.

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

Investment Strategy

We will continue to focus our investment activities on and use the proceeds raised in the Offering principally for building a national industrial warehouse operating company. Our investment activities include the acquisition, development and/or financing of income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean investment grade, and it is anticipated that much of our portfolio will be comprised of non-investment grade customers. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market and economic information that is generally publicly available.

The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the Offering in other types of commercial property or real estate-related debt. As of December 31, 2015, our portfolio was comprised entirely of industrial properties (see Item 2, “Properties,” for further detail).

Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by the Advisor and our board of directors. Real estate assets in which we may invest may be acquired or developed either directly by us or through joint ventures or other co-ownership arrangements with affiliated or unaffiliated third parties, and may include: equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. Subject to the 25% limitation described above, we may invest in any of these asset classes, including those that present greater risk than industrial. As described above, the BTC Partnership invests in an industrial real estate portfolio targeted to be comprised of approximately (i) 80.0% development investments and (ii) 20.0% core and value-add investments.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2015, there were no customers that individually represented more than 5.0% of total annualized base rent, and our 10 largest customers represented approximately 20.4% of total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties). We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

Conflicts of Interest

We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities sponsored or advised by affiliates of the Sponsor, including Logistics Property Trust Inc. (“LPT”), Dividend Capital Diversified Property Fund Inc. (“DPF”), DC Industrial Liquidating Trust (the “Liquidating Trust”), and those in which Sponsor-affiliated or related entities own interests, may compete with us or may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. In addition, an affiliate of the Sponsor entered into a transition services agreement to provide certain accounting, asset management, lease management, risk management, treasury and other services to Western Logistics LLC and Western Logistics II LLC (together,“Western Logistics”) for a term of one year, with a six-month extension option for certain lease management services. The transition services agreement contains certain confidentiality and non-solicitation provisions that are subject to a number of qualifications but may restrict the ability to take certain actions that could benefit the properties we own. Additionally, another affiliate of the Sponsor entered into a management services agreement with the Liquidating Trust to provide certain development, construction, and asset management oversight services for each of the Liquidating Trust’s properties, to assist in the sale of the Liquidating Trust’s properties, and to provide administrative services to the Liquidating Trust and its subsidiaries. These affiliates will not provide advisory services with respect to acquisitions under either of the Western Logistics transition services agreement and the Liquidating Trust management services agreement. See Item 1A, “Risk Factors—Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

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

Our stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments that we have not yet identified prior to purchasing shares of our common stock. Stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. We may invest in any asset class, including those that present greater risk than industrial assets. Because stockholders cannot evaluate our future investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder stockholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more funds in the Offering, we will make fewer additional investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

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

The Offering is a fixed price offering and the offering price for each class of our shares was arbitrarily determined and will not accurately represent the current value of our assets at any particular time; therefore the purchase price stockholders pay for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of their purchase.

The Offering is a fixed price offering, which means that the offering price for each class of shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price in its sole discretion. The fixed offering price for each class of shares of our common stock has not been based on appraisals for any assets we currently own or may own nor do we intend to obtain such appraisals or adjust the offering price. Therefore, the fixed offering price established for each class of shares of our common stock will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Similarly, the amount stockholders may receive upon redemption of their shares, if they determine to participate in our share redemption program, will be no greater than, and may be less than, the amount they paid for the shares, regardless of any increase in the underlying value of any assets we own.

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

The current purchase price stockholders pay for shares of each class of our common stock in the Offering is higher than the estimated NAV per share we have disclosed. Neither the estimated NAV nor the offering price may be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we liquidated or dissolved or the amount our stockholders would receive upon the sale of their shares.

Pursuant to various rules or contractual arrangements, we may from time to time disclose a per share estimated value or an NAV per share. The price at which we sell our shares is likely to be in excess of such values. For example, as of August 15, 2015, the estimated NAV per share of our common stock was 11.5% and 6.0%, respectively, lower than the offering prices with respect to Class A shares and Class T shares.

The per share estimated value or NAV and the primary offering price per share of each class of shares are likely to differ from the price that a stockholder would receive upon a resale of its shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher purchase price than could otherwise be obtained; (iii) under the current Financial Industry Regulatory Authority (“FINRA”) rules such values are not required to reflect or be derived from, the fair market value of our assets and estimates may include sales commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) such values do not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) such values do not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

The SEC has approved an amendment to National Association of Securities Dealers, (“NASD”), Conduct Rule 2340, which takes effect on April 11, 2016 and sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. Because we have used a portion of the proceeds from the Offering to pay sales commissions, dealer manager fees and organization and offering expenses, which reduce the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that the value shown on stockholders’ account statements will be lower than the purchase price paid by our stockholders in the Offering.

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

Our share redemption program may provide our stockholders with only a limited opportunity to have their shares of our common stock redeemed by us at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed, after our stockholders have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we cap the number of shares to be redeemed during any calendar quarter and our board of directors retains the right, in its sole discretion, to apply the quarterly cap on a per class basis. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although the board of directors, in its sole discretion, could determine to use other sources of funds to make redemptions; provided that we will not redeem, during any consecutive 12-month period, more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. Our board of directors may also determine from time to time to further limit redemptions when funds are needed for other business purposes. Any request by the holders of our Operating Partnership Units (“OP Units”) to redeem some or all of their OP Units, may further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program, should our board of directors determine to redeem OP Units for cash. Our board of directors, in its sole discretion, may determine to redeem OP Units for shares of our common stock, cash or a combination of both. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend, suspend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, our stockholders may not receive the same price they paid for any shares of our common stock being redeemed. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of other restrictions and limitations of our share redemption program.

The actual value of shares that we repurchase under our share redemption program may be substantially less or more than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death or disability. As described below, the offering price of each class of shares of our common stock in the Offering was arbitrarily determined. Although the offering price represents the most recent price at which investors are willing to purchase such shares, it will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Based on the estimated NAV per share of our common stock effective on August 13, 2015, we have repurchased shares of our common stock above the estimated NAV and, accordingly, the repurchases have been dilutive to our remaining stockholders.

The availability and timing of cash distributions to our stockholders is uncertain.

We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash from operations available for distributions to our stockholders. In addition, there are ongoing distribution fees payable on Class T shares, which will reduce the amount of cash available for distribution to holders of Class T shares. Distributions could also be negatively impacted by the failure to invest available cash on an expeditious basis, the inability to find suitable investments that are not dilutive to distributions, potential poor performance of our investments, an increase in expenses or capital expenditures for any reason, an increase in funds expended for redemptions in excess of the proceeds from our distribution reinvestment plan and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), we would not qualify for the favorable tax treatment accorded to REITs.

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

Until the proceeds from the Offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. Therefore, particularly in the earlier part of the Offering, we have funded and may continue to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, and proceeds from the sales of assets. However, there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. We have relied on and expect to continue to rely on cash resulting from expense support from the Advisor to help fund our distributions, pursuant to the Third Amended and Restated Waiver and Expense Support Agreement (the “Expense Support Agreement”) that is described in “Note 11 to the Consolidated Financial Statements.” The Expense Support Agreement has an effective term through June 30, 2018, but may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ written notice to the Advisor. Upon the earlier of the termination or expiration of the Expense Support Agreement or upon reaching the maximum support amount of $30.0 million as further described in the Expense Support Agreement, the Advisor will not be obligated to waive or defer fees or otherwise support our distributions, which could adversely impact our ability to pay distributions. In addition, the Advisor’s obligations will cease when the aggregate amount of the payments under the Expense Support Agreement, when added to all amounts deferred or paid by the Advisor prior to August 14, 2015 under the prior versions of the agreement that were in effect prior to August 14, 2015 (approximately $5.4 million), exceed $30.0 million. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by us of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement, (iii) our completion of a liquidity event or (iv) the time the Advisor has deferred, waived or paid the maximum support amount.

Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending June 30, 2018 will remain operative and in full force and effect through the end of such quarter. To the extent the Expense Support Agreement is no longer available, we may need to borrow additional money under our debt financings to support distributions at our current distribution rate. For the year ended December 31, 2015, 10.1% of our total distributions were funded from operating activities, as determined on a GAAP basis, and 89.9% were funded from sources other than cash flows from operating activities, specifically 37.8% were funded with proceeds from financing activities, which consisted of debt financing, and 52.1% were funded with proceeds from the issuance of shares under our distribution reinvestment plan (“DRIP shares”), as so elected by certain stockholders. For the year ended December 31, 2014, 100.0% of our total distributions were funded from sources other than cash flows from operating activities, specifically 51.6% were funded with proceeds from financing activities, which consisted of debt financings, and 48.4% were funded with proceeds from the issuance of DRIP shares. Further, for the period from inception (August 28, 2012) to December 31, 2015, our total distributions declared exceeded our Funds from Operations (“FFO”). Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of FFO, as well as a detailed reconciliation of our net loss to FFO.

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

The Sponsor, in its capacity as the holder of the Special Units, may be entitled to receive a cash payment upon dispositions of the Operating Partnership’s assets and/or redemption of the Special Units upon the earliest to occur of (i) the termination or non-renewal of the Advisory Agreement, upon a merger or sale of assets or other transaction in which the directors then in office are replaced or removed, by the Advisor for good reason, or by us or the Operating Partnership other than for cause, or (ii) a Liquidity Event. Such payments will reduce cash available for distribution to our stockholders and may negatively affect the value of our shares of common stock upon consummation of a Liquidity Event. Furthermore, if Special Units are redeemed pursuant to the termination of the Advisory Agreement, there will not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.

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

If another investment program, whether sponsored by the Sponsor or otherwise, hires the current executives or key personnel of the Advisor in connection with an internalization transaction or otherwise, or if we were to internalize our management but cannot retain some or all of our current executives or key personnel of the Advisor, our ability to conduct our business may be adversely affected.

We rely on key personnel of the Advisor to manage our day-to-day operating and acquisition activities. In addition, all of our current executives and other key personnel of the Advisor provide services to one or more other investment programs, including other public investment programs sponsored or advised by affiliates of the Sponsor. These programs or third parties may decide to retain or hire some or all of our current executives and the Advisor’s other key personnel in the future through an internalization transaction or otherwise. If this occurs, we may not be able to retain some or all of our current executives and other key personnel of the Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business. If we were to effectuate an internalization of the Advisor, we may not be able to retain all of the current executives and the Advisor’s other key personnel or to maintain a relationship with the Sponsor, which also may adversely affect our ability to conduct our business.

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

Because of the geographic concentration of certain of our properties, we may be vulnerable to adverse conditions, including general economic conditions, increased competition, real estate conditions, terrorist attacks, potential impacts from labor disputes at California or other ports, earthquakes and wildfires, and other natural disasters occurring in such markets. As of December 31, 2015, there were two markets that each represented 10% or more of our total annualized base rent, including Atlanta at 13.6% and Chicago at 10.6%. In addition, we cannot assure our stockholders that the markets in which our properties are located will continue to grow or remain favorable to the industrial real estate industry.

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

Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We could become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial additional funds, which would negatively impact our business.

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

Our business could suffer in the event the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.

The Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to service interruptions or damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate confidential information, for example, confidential information regarding our stockholders. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased. The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated confidential information. Any material adverse effect experienced by the Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

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

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We issued additional shares of common stock as a stock dividend to stockholders of record for the first three quarters of 2014, which may dilute the value of the shares. In addition, we may issue additional shares of common stock, without stockholder approval, at a price which could dilute the value of existing stockholders’ shares. In addition, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue a total of 1.7 billion shares of capital stock. Of the total number of shares of capital stock authorized: (a) 1.5 billion shares are designated as common stock, including 900.0 million classified as Class A shares and 600.0 million classified as Class T shares; and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

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

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. For example, certain actions by the joint venture partnership may require joint approval of our affiliated partners, on the one hand, and our joint venture partner, on the other hand. An impasse among the partners could result in a “deadlock event”, which could trigger a buy-sell mechanism under the partnership agreement and, under certain circumstances, could lead to a liquidation of all or a portion of the partnership’s portfolio. In such circumstances, we may also be subject to the 100% penalty tax on “prohibited transactions.” It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-customer is an affiliate of the Advisor, certain conflicts of interest will exist.

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

We compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract customers to properties we already own, including with entities sponsored or advised by affiliates of the Sponsor, LPT, DPF and the Liquidating Trust. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which generally took effect in 2011, contains a sweeping overhaul of the regulation of U.S. financial institutions and financial markets. Key provisions of the Dodd-Frank Act require extensive rulemaking by the SEC and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.

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

For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provides for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting; (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities; and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.

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

Our debt may be subject to the fluctuation of market interest rates such as the London Interbank Offered Rate, or “LIBOR”, Prime rate, and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

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

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flows from operating activities and limit amounts available for distribution to our stockholders. If current market conditions deteriorate, it is possible that a loan which was adequately secured when it was acquired or originated will not remain adequately collateralized. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process due to, among other things, state statutes and rules governing foreclosure actions and defenses and counterclaims that may be raised by defaulting parties, and therefore such process could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, to the extent we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.

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

If we invest in debt related investments, some may be denominated in foreign currencies and, therefore, we could have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated debt investments, in addition to risks inherent in debt investments as generally discussed herein, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

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

All of the Advisor’s management personnel, other personnel, affiliates and related parties may also provide services to other entities, including, but not limited to, Western Logistics and to other Sponsor affiliated entities and related parties, including, but not limited to, LPT, DPF and the Liquidating Trust. We are not able to estimate the amount of time that such management personnel, other personnel, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other personnel, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. Accordingly, there is a risk that the Advisor’s affiliates and related parties may not devote adequate time to our business activities and the Advisor may not be able to hire adequate additional personnel.

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

Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to Dividend Capital Property Management LLC (the “Property Manager”) would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, the Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Dealer Manager is paid an annual distribution fee with respect to Class T shares until the earliest to occur of several events, including; (i) a listing of shares of our common stock on a national securities exchange; and (ii) such Class T shares no longer being outstanding, which could incentivize the Advisor not to recommend a sale, merger or other liquidity event until the Dealer Manager has been paid all distribution fees, because the completion of such transactions would cause the Dealer Manager to no longer be paid such fees. The Advisor or its affiliates or related parties may receive various fees for providing services to any joint venture in which we invest, including but not limited to an asset management fee, with respect to the proportionate interest in the properties held by our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates or related parties, other Sponsor affiliated entities and related parties and other business ventures could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay them distributions or result in a decline in the value of their investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Sponsor affiliated entities and related parties devote to us may be diverted and we may face additional competition due to the fact that Sponsor affiliated entities and related parties are not prohibited from raising money for another entity that makes the same types of investments that we target.

Sponsor affiliated entities and related parties are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate public offerings for two other entities sponsored or advised by affiliates of the Sponsor. In addition, we may compete with other entities sponsored or advised by affiliates of the Sponsor, including, but not limited to, LPT and DPF, for the same investors and investment opportunities.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, John A. Blumberg, David M. Fazekas, Andrea L. Karp, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Scott W. Recknor, Gary M. Reiff, Peter M. Vanderburg, J.R. Wetzel, Joshua J. Widoff, Brian C. Wilkinson and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.

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

We will compete with entities sponsored or advised by affiliates of the Sponsor, or for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.

We will compete with entities sponsored or advised by affiliates of the Sponsor, whether existing or created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as these entities are buying, financing or selling properties. In this regard, there is a risk that the Advisor will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services. Certain entities sponsored or advised by affiliates of the Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by these entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by these entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers.

We and LPT have implemented lease allocation guidelines to assist with the process of the allocation of leases when we, LPT, the BTC Partnership, the Liquidating Trust and Western Logistics have potentially competing properties with respect to a particular tenant. Pursuant to the lease allocation guidelines, if we have an opportunity to bid on a lease with a prospective tenant and one or more of these other entities has a potentially competing property, then, under certain circumstances, we may not be permitted to bid on the opportunity and in other circumstances, we and the other entities will be permitted to participate in the bidding process. The lease allocation guidelines are overseen by a joint management committee consisting of our management committee and LPT’s management committee.

Notwithstanding the foregoing, the Sponsor and the Advisor have agreed, subject to any future changes approved by the Conflicts Resolution Committee, that if an investment is equally suitable for us and LPT, (i) until such time as all of the proceeds from our public offerings have been fully invested (the “Core Trigger”) and except as noted below, we will have priority over LPT with respect to (A) industrial properties (including all new stabilized, value add, and forward commitment opportunities, collectively “Core Industrial Investment Opportunities”) located in the U.S. or Mexico; and (B) debt investments related to industrial properties located in the U.S. or Mexico, and (ii) until the later of the Core Trigger or the expiration of the investment period of the BTC Partnership (the later of the foregoing, the “Development Trigger”), and other than development or re-development opportunities associated with LPT’s existing investments (e.g., development on excess land or expansion of an existing facility) which opportunities shall remain with LPT, we will have priority over LPT with respect to development of industrial properties (including all new speculative and build-to-suit opportunities, collectively, “Industrial Development Opportunities”) located in the U.S. or Mexico. Subject in both cases to the exceptions noted below, after the Core Trigger LPT will have priority over us with respect to Core Industrial Investment Opportunities, and after the Development Trigger LPT will have priority over us with respect to Industrial Development Opportunities. Notwithstanding the foregoing to the contrary, (I) if we have additional capital to deploy from our public offerings, but we determine that, for portfolio balance purposes, we do not for any period of time desire to invest further in certain markets either for certain industrial product classes or all industrial product classes, then LPT shall be permitted to invest in such markets and such product classes without us having priority in such markets and product classes for such time periods, and (II) when, from time to time, (x) after the Core Trigger, we have additional capital to deploy (either through the sale of assets or otherwise) into Core Industrial Investment Opportunities, (y) after the expiration of the Development Trigger, we have additional capital to deploy (either through the sale of assets or otherwise) into Industrial Development Opportunities, or (z) LPT has capital to deploy into Core Industrial Investment Opportunities or Industrial Development Opportunities, LPT’s CEO and regional Managing Directors (who currently serve in similar positions with us) will determine in their sole discretion for which program the investment is most suitable by utilizing the following allocation factors:

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

In addition, DPF may seek to acquire industrial properties and industrial debt investments. Because DPF currently has a separate day-to-day asset acquisition team, the Sponsor and the Advisor have agreed, subject to any future changes approved or required by our Conflicts Resolution Committee, that (i) if an industrial property or industrial debt opportunity is a widely-marketed, brokered transaction, DPF, on the one hand, and us and LPT (collectively, “IPT/LPT”), on the other hand, may simultaneously and independently pursue such transaction, and (ii) if an industrial property or industrial debt opportunity is not a widely-marketed, brokered transaction, then, as between DPF, on the one hand, and IPT/LPT, on the other hand, the management team and employees of each company generally are free to pursue any such industrial property or industrial debt opportunity at any time, subject to certain allocations if non-widely-marketed transactions are first sourced by certain shared employees, managers or directors.

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

We have operated and have elected to be treated as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. Although we do not intend to request a ruling from the Internal Revenue Service (the “IRS”), as to our REIT status, we have received the opinion of our counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with the Offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification. We have not requested a ruling from the IRS as to our REIT status.

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

We believe that the Operating Partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the IRS successfully determines that the Operating Partnership should be treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, if the Operating Partnership were not treated as a taxable REIT subsidiary, we could fail to qualify as a REIT, with the resulting consequences described above.

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

We may purchase properties and lease them back to the sellers of such properties. There can be no assurance that the IRS will not challenge our characterization of any such sale-leaseback transaction as a ‘true lease.’ In the event that any such sale-leaseback transaction is challenged and successfully recharacterized as a financing or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests,” the “income tests” or the “distribution requirements” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year in the event we cannot make a sufficient deficiency distribution.

Our stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.

Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, to the extent such distribution is properly treated as being paid out of “earnings and profits,” even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. As a result, each of our stockholders that is not a tax-exempt entity may have to use funds from other sources to pay such tax liability on the value of the common stock received.

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

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they had earned that income and paid the tax on it directly, would be eligible to receive a credit or refund of the taxes deemed paid on the income deemed earned, and shall increase the adjusted basis of its shares by the excess of such deemed income over the amount of taxes deemed paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, or generally, must have “reasonable cause” for the failure and pay a penalty, in addition to satisfying such requirements. As a result, we may be required to liquidate otherwise attractive investments.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our lessees that would cause us to own, actually or constructively, 10% or more of any of our lessees. Our board of directors may grant an exemption, prospectively or retroactively, in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor (other than a “qualified foreign pension plan”) on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% (10% after December 18, 2015) of the value of our outstanding common stock. We are not currently traded on an established securities market.

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

We indirectly own equity interests in wholly-owned subsidiaries of the BTC Partnership (the “Subsidiary REITs”) and we currently intend to directly or indirectly own additional Subsidiary REITs. We intend that each Subsidiary REIT will elect to be treated and will qualify as a REIT. Each Subsidiary REIT is subject to, and must comply with the same requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. The risks described under the caption “Risks Related to Our Taxation as REIT” also apply to each of the Subsidiary REITs. If a Subsidiary REIT fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates, and such Subsidiary REIT would remain disqualified as a REIT for four years following the year in which it lost its REIT status. Moreover, we may also fail to qualify as REIT in the event that one or more of our Subsidiary REITs fails to qualify as a REIT.

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

The U.S. Department of Labor (“DOL”) has proposed to amend the definition of “fiduciary” under ERISA and the Code, which could impact our ability to raise significant additional capital in the Offering.

The DOL has proposed to amend the definition of “fiduciary” under ERISA and the Code. The proposed amendment would broaden the definition of “fiduciary” and make a number of changes to the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). The DOL has said that the proposed changes will become effective eight months after the regulations are finalized and will not be implemented retroactively. If and when the proposed changes are finalized and take effect as contemplated in the proposal from the DOL, they could have a significant impact on our ability to raise significant additional capital, as sales to IRAs and other ERISA plans that involve the payment of commissions to the broker dealer for such sales may not be permitted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2015, we owned and managed, either directly or through our ownership interest in the BTC Partnership, a real estate portfolio that included properties with an aggregate total purchase price of approximately $1.6 billion, comprised of 152 industrial buildings totaling approximately 20.6 million square feet located in 19 markets throughout the U.S., with 310 customers, and was 91.1% occupied (95.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.7 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2015:

•	147 industrial buildings totaling approximately 20.0 million square feet comprised our operating portfolio, which includes stabilized properties, and was 93.2% occupied (97.4% leased).

•	five industrial buildings totaling approximately 0.6 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion date or achieving 90% occupancy.

As of December 31, 2015, we owned and managed approximately 3.6 million square feet of the total 20.6 million square feet (discussed above) through our ownership interest in the BTC Partnership. Additionally as of that date, the BTC Partnership had one building under construction totaling approximately 0.4 million square feet, and four buildings in the pre-construction phase for an additional 1.8 million square feet. As of December 31, 2015, we had a 51.0% ownership interest in the BTC Partnership, which was subsequently reduced to 20.0%. See “Note 15 to the Consolidated Financial Statements” for additional information regarding the sell-down of our ownership interest in the BTC Partnership.

Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.

Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2015:

		Percent of Rentable Square Feet
Building Type	Description	Total (1)	Consolidated (2)
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	62.5%	63.2%
Light industrial	Building size of 75,000 to 150,000 square feet, single or multi-customer	35.1	35.7
Freezer/Cooler	Food distribution, primarily single customer	1.3	-
Flex industrial	Includes assembly or research and development, primarily multi-customer	1.1	1.1

		100.0%	100.0%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.
(2)	Represents only our consolidated properties.

Portfolio Overview and Market Diversification. As of December 31, 2015, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $4.73 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2015:

($ and square feet in thousands)	Number of Buildings	Rentable Square Feet		Occupied Rate (2)(4)	Leased Rate (2)(4)	Annualized Base Rent (1)
		Total (2)	Consolidated (3)			Total (2)		Consolidated (3)
Operating Properties:
Atlanta	28	3,415	2,586	85.0%	93.6%	$12,052	13.6%	$8,359	10.7%
Austin	4	352	-	96.4	96.4	2,269	2.6	-	-
Baltimore/D.C.	6	664	664	89.4	89.4	2,834	3.2	2,834	3.6
Central Valley	2	295	295	100.0	100.0	505	0.6	505	0.6
Chicago	10	1,751	1,751	96.7	96.7	9,340	10.6	9,340	12.0
Cincinnati	4	661	661	100.0	100.0	2,215	2.5	2,215	2.8
Dallas	5	1,752	476	69.5	95.9	2,997	3.4	1,531	2.0
Houston	14	1,465	1,465	100.0	100.0	8,284	9.4	8,284	10.7
Indianapolis	2	456	456	100.0	100.0	981	1.1	981	1.3
Nashville	1	557	557	100.0	100.0	1,606	1.8	1,606	2.1
New Jersey	5	932	932	100.0	100.0	5,032	5.7	5,032	6.5
Pennsylvania	8	1,554	1,366	100.0	100.0	6,942	7.8	5,994	7.7
Phoenix	8	562	562	94.8	94.8	3,500	3.9	3,500	4.5
Portland	14	1,810	1,810	97.2	97.2	7,538	8.5	7,538	9.7
Salt Lake City	1	207	207	100.0	100.0	996	1.1	996	1.3
San Fancisco Bay Area	9	1,425	1,425	95.8	100.0	8,513	9.6	8,513	10.9
Seattle	12	781	670	98.9	98.9	4,628	5.2	4,021	5.2
South Florida	2	111	111	100.0	100.0	758	0.9	758	1.0
Southern California	12	1,233	962	98.6	100.0	7,399	8.4	5,774	7.4

Total Operating	147	19,983	16,956	93.2	97.4	88,389	99.9	77,781	100.0

Development and Value-Add Properties:
Austin	1	90	-	-	-	-	-	-	-
Dallas	1	141	-	-	-	-	-	-	-
Houston (5)	1	225	-	35.5	35.5	-	-	-	-
Seattle	1	28	-	43.3	43.3	121	0.1	-	-
Southern California	1	91	-	-	100.0	-	-	-	-

Total Development and Value-Add	5	575	-	16.0	31.8	121	0.1	-	-

Total Portfolio	152	20,558	16,956	91.1%	95.6%	$88,510	100.0%	$77,781	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2015, multiplied by 12.
(2)	Represents our total portfolio, which includes our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.
(3)	Represents only our consolidated properties.
(4)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
(5)	The in-place lease includes contractual free rent as of December 31, 2015.

Lease Terms. Our industrial properties are typically subject to leases on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from one to 10 years, and often include renewal options.

Lease Expirations. As of December 31, 2015, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 4.7 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2015, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases (1)	Occupied Square Feet				Annualized Base Rent (3)
		Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
2016	48	1,842	9.8%	1,785	11.0%	$8,701	9.8%	$8,359	10.7%
2017	48	1,477	7.9	1,315	8.1	7,441	8.5	6,507	8.4
2018	61	3,089	16.5	2,776	17.1	15,403	17.3	13,864	17.9
2019	44	2,258	12.1	2,012	12.4	11,751	13.3	10,615	13.6
2020	41	1,934	10.3	1,436	8.9	8,072	9.1	6,315	8.1
2021	24	2,417	12.9	2,122	13.1	10,182	11.5	9,231	11.9
2022	22	2,096	11.2	1,447	8.9	8,352	9.4	6,026	7.7
2023	7	814	4.3	814	5.0	4,862	5.5	4,862	6.3
2024	7	373	2.0	373	2.3	2,199	2.5	2,199	2.8
2025	15	1,773	9.5	1,478	9.1	8,215	9.3	6,471	8.3
Thereafter	7	649	3.5	649	4.1	3,332	3.8	3,332	4.3

Total occupied	324	18,722	100.0%	16,207	100.0%	$88,510	100.0%	$77,781	100.0%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.
(2)	Represents only our consolidated properties.
(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2015, multiplied by 12.

Customer Diversification. As of December 31, 2015, there were no customers that individually represented more than 5.0% of total annualized base rent or total occupied square feet. The following table reflects our 10 largest customers, based on annualized base rent, which occupied a combined 3.4 million square feet as of December 31, 2015:

Customer	Percent of Total Annualized Base Rent (1)	Percent of Total Occupied Square Feet (1)
FedEx Corporation	4.5%	2.6%
Osram Sylvania Inc.	2.6	2.8
American Tire Distributors Inc.	2.4	2.3
Navistar International Corporation	1.9	1.3
McLane Suneast, Inc.	1.8	1.5
Goodman Manufacturing Company, L.P.	1.6	1.6
Peerless Industries, Inc.	1.6	1.7
Orora North America	1.5	1.0
Airlink Express Inc.	1.3	1.4
General Electric Company	1.2	2.1

Total	20.4%	18.3%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2015:

($ and square feet in thousands)	Number of Leases (1)	Annualized Base Rent (3)				Occupied Square Feet
		Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
Transportation / Logistics	55	$12,956	14.6%	$12,573	16.2%	2,956	15.8%	2,781	17.2%
Food & Beverage	27	9,328	10.5	6,385	8.2	1,864	10.0	1,344	8.3
Manufacturing	28	7,815	8.8	7,500	9.6	1,480	7.9	1,428	8.8
Auto	16	6,313	7.1	6,247	8.0	1,320	7.1	1,314	8.1
Home Improvement	21	5,145	5.8	4,021	5.2	1,132	6.0	895	5.5
Speciality Retail	14	4,394	5.0	4,128	5.3	1,040	5.6	997	6.2
Packaging	11	4,230	4.8	4,230	5.4	881	4.7	881	5.4
Professional Services	17	3,342	3.8	2,047	2.6	727	3.9	456	2.8
Printing	10	3,205	3.6	2,178	2.8	559	3.0	416	2.6
Oil & Gas	10	2,897	3.3	2,897	3.7	382	2.0	382	2.4
Other	115	28,885	32.7	25,575	33.0	6,381	34.0	5,313	32.7

Total	324	$88,510	100.0%	$77,781	100.0%	18,722	100.0%	16,207	100.0%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.
(2)	Represents only our consolidated properties
(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2015, multiplied by 12.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loan and mortgage note debt. As of December 31, 2015, we had approximately $615.0 million of consolidated indebtedness with a weighted-average interest rate of 2.08% (2.38% including the effects of the interest rate swap agreements that became effective in January 2016 and relate to our $250.0 million term loan). The weighted-average remaining term of our consolidated debt as of December 31, 2015 was 5.1 years, excluding extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2015 was $151.8 million. See “Note 6 to the Consolidated Financial Statements” and Item 15, “Schedule III – Real Estate and Accumulated Depreciation” for additional information.

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

In order to assist FINRA members and their associated persons that have participated in the offer and sale of shares of our common stock pursuant to our public offerings in their efforts to comply with NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value.

Estimated Net Asset Value Per Share

Overview

Based on the recommendation from the Valuation Committee as described below, on August 13, 2015, our board of directors unanimously approved an estimated NAV of our common stock of $9.24 per share based on the number of shares issued and outstanding as of June 30, 2015. On August 13, 2015, our board of directors also unanimously approved the new offering price of $10.44 per Class A share of our common stock (the “Class A Offering Price”) and an initial offering price of $9.83 per Class T share of our common stock (the “Class T Offering Price”). The new offering prices took effect in August 2015.

The estimated NAV per share was determined in accordance with our valuation policy, utilizing guidelines established by Investment Program Association Practice Guideline 2013-01—“Valuation of Publicly Registered, Non-Listed REITs” issued April 29, 2013. It is currently anticipated that the estimated NAV per share will next be determined and disclosed no later than November 2016.

Process

Our Valuation Committee is comprised of our independent directors and was formed in order to: (i) approve the engagement of a third party valuation firm to assist in the valuation of our assets and liabilities; (ii) oversee the valuation process and methodologies used to determine the estimated NAV per share; (iii) review the reasonableness of the estimated NAV per share; and (iv) recommend the final proposed estimated NAV per share to our board of directors. The Valuation Committee approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent global valuation advisory and corporate finance consulting firm that specializes in providing real estate valuation services, to provide third party appraisals for each of our real estate properties and a calculation of the range in estimated NAV per share of our common stock as of June 30, 2015. The estimated NAV per share was ultimately and solely the decision of our board of directors. Duff & Phelps’ scope of work was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute and each of the appraisals was prepared by Duff & Phelps personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation. Other than its engagement as described herein, Duff & Phelps does not have any direct interests in any transaction with the Company.

From the start of its engagement through the issuance of its valuation report as of August 12, 2015, (the “Valuation Report”), Duff & Phelps held discussions with management, and conducted such appraisals, investigations, research, review and analyses as it deemed necessary. The Valuation Committee, upon its receipt and review of the Valuation Report, concluded that the range of between $8.95 and $9.52 per share for our estimated NAV as determined in the Valuation Report was reasonable, and recommended to our board of directors that it adopt $9.24 per share as the estimated NAV of our common stock, which value falls within the range determined by Duff & Phelps in its Valuation Report. At a special meeting of our board of directors held on August 13, 2015, our board of directors accepted the recommendation of the Valuation Committee and approved $9.24 per share as the estimated NAV per share of our common stock as of June 30, 2015, and determined the new Class A Offering Price of $10.44 per share and the initial Class T Offering Price of $9.83 per share.

Methodology

In preparing its Valuation Report, Duff & Phelps, among other things:

•	reviewed property level financial and operating information, requested from, or provided by, us;

•	reviewed and discussed with us the historical and anticipated future financial performance of our properties, including projections prepared by us;

•	conducted MAI appraisals which contained analyses on each of our real property assets and performed analyses and studies for each property;

•	researched each market by means of publications and other resources, including local Duff & Phelps market experts, to measure current market conditions, comparable property and lease data, supply and demand factors, growth patterns, and their effect on the subject properties;

•	reviewed primary terms for each of our mortgage and credit facility liabilities;

•	reviewed calculations related to value allocations to joint venture interests;

•	reviewed estimated incentive fee adjustments;

•	reviewed fully diluted common stock calculations;

•	performed physical inspections of approximately 40% of our properties based on total square footage; and

•	performed such other analyses and studies and considered such other factors as Duff & Phelps deemed appropriate.

As of June 30, 2015, we owned and managed, either directly or through our 51.0% ownership interest in the BTC Partnership, a real estate portfolio, excluding undeveloped land, that included 68 properties and two properties under contract with respect to which the due diligence period had expired and our deposit was no longer refundable (the “Operating Properties Under Contract”). In aggregate, these 70 industrial properties comprised approximately 9.6 million square feet located in 14 markets throughout the U.S., with 146 customers, and was 83.8% occupied (85.5% leased) with a weighted-average remaining lease term (based on square feet) of 5.0 years. Approximately 2.5 million square feet of the approximate 9.6 million square feet was owned through our 51.0% ownership interest in the BTC Partnership. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of this date, inclusive of the properties under contract described above:

•	57 industrial buildings totaling approximately 7.5 million square feet comprised our operating portfolio, including stabilized properties, which was 98.0% occupied (98.5% leased).

•	13 industrial buildings totaling approximately 2.1 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion date or achieving 90% occupancy.

In addition, as of June 30, 2015, we owned and managed, either directly or through our 51.0% ownership interest in the BTC Partnership, two undeveloped land assets totaling approximately 17.0 acres and had two undeveloped land assets totaling approximately 72.0 acres under contract with respect to which the due diligence period had expired and our deposit was no longer refundable (the “Undeveloped Land Assets Under Contract”).

As a result, for purposes of the Valuation Report, our real estate properties were classified into three categories: operating properties, value-add properties and undeveloped land. Our board of directors considered the following valuation methodologies with respect to each category which were applied by Duff & Phelps and are summarized in its Valuation Report.

Valuation of Operating and Value-Add Properties

Duff & Phelps provided appraised values of all of our real estate properties owned and managed as of June 30, 2015, as well as of the two Operating Properties Under Contract as of June 30, 2015, using the income capitalization approach and more specifically utilizing discounted cash flow analyses as the primary methodology. The sales comparison approach was applied as a secondary methodology.

The income capitalization approach is a valuation technique that provides an estimation of the value of an asset based on market expectations about the cash flows that an asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows. The present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period to arrive at an estimate of value.

The sales comparison approach is a valuation technique that provides an estimation of value based on market prices in actual transactions and asking prices for assets. The valuation process is a comparison and correlation between the subject asset and other similar assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value of the subject asset.

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our operating and value-add properties:

	Range of Rates	Weighted- Average Rate
Exit capitalization rate	5.00% to 7.75%	6.27%
Discount rate	5.75% to 8.50%	7.03%

Valuation of Undeveloped Land

As of June 30, 2015, we owned and managed, either directly or through our 51.0% ownership interest in the BTC Partnership, two undeveloped land assets and had two Undeveloped Land Assets Under Contract, which were valued using the sales comparison approach described above.

Valuation of Cash, Other Assets and Other Liabilities

The fair value of cash and certain other tangible assets and liabilities, estimated as of June 30, 2015, approximated carrying or book value due to the liquid nature of such assets and the short term nature of such liabilities.

Valuation of Debt Obligations

As of June 30, 2015, our debt consisted of floating rate mortgage debt incurred through our 51.0% ownership interest in the BTC Partnership as well as corporate debt, and we did not have any fixed rate mortgage debt. Floating rate mortgage and corporate debt is reflected in the determination of estimated NAV based on U.S. GAAP book or carrying value, given that such debt can be prepaid by us and is not subject to significant prepayment penalties.

Other Valuation Adjustments

Incentive Fee Adjustments

Liabilities were reviewed as to whether they should be adjusted for estimated incentive payment amounts payable to the Sponsor as the holder of special units the Operating Partnership equal to 15% of all distributions of net sales proceeds after our stockholders have received, in the aggregate, cumulative distributions from all sources equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax rate return thereon. Based on associated return thresholds, no adjustments were made assuming our hypothetical liquidation as of June 30, 2015, net of estimated costs, expenses, and other fees related to such hypothetical liquidation.

Estimated NAV Methodology and Considerations

The estimated NAV methodology determines our value by estimating the current market value of our assets, including the value of our real estate assets based on third-party appraisals, and subtracting the market value of our liabilities, each as described above. In addition, the estimated NAV methodology includes our pro rata share of those assets and liabilities that we own or have incurred through our 51.0% interest in the BTC Partnership. The resulting amount, which is the estimated NAV of the portfolio as of June 30, 2015, was divided by 50,842,855, the number of shares of our common stock outstanding on that date to determine the estimated NAV per share.

Exclusions from Estimated NAV

The estimated NAV per share approved by the Valuation Committee and our board of directors does not take into consideration certain factors including those described below, which could result in a premium or discount to NAV when determining a hypothetical enterprise value:

•	the size of our portfolio, as some buyers may pay more for the aggregation and management of a large portfolio compared to prices for individual properties;

•	the characteristics of our working capital, capital structure and other financial considerations for which some buyers may ascribe different values based on term, synergies, cost savings or other attributes;

•	certain third party transaction expenses that could be necessary to realize the enterprise value;

•	estimated disposition fees payable upon our liquidation;

•	services being provided by personnel of the Advisor under the Advisory Agreement and our potential ability to secure the services of a management team on a long-term basis; or

•	our shares could trade at a premium or discount to NAV if we were to list our shares of common stock on a national securities exchange.

Estimated Net Asset Value

The table below sets forth the material items included in the calculation of our estimated NAV per share:

	Estimated NAV As of June 30, 2015
	In Thousands	Per Share
Net real estate values	$693,726	$13.64
Cash, other assets and other liabilities	7,866	0.15
Debt obligations	(231,842)	(4.56)
Incentive fee adjustments	-	-

Estimated net asset value	$469,750	$9.24

Shares of common stock outstanding	50,843

The original gross purchase price of our real properties, including our pro rata portion of the purchase price with respect to our investments in unconsolidated affiliates, in the aggregate, including post-acquisition capital investments, was approximately $647.5 million.

Sensitivity Analysis

While our board of directors believes that the assumptions used in determining the appraised values of our real properties are reasonable, certain changes in these assumptions could impact the calculation of such values.

The table below illustrates the impact on the estimated NAV and the estimated NAV per share if, for example, the exit capitalization rates or discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to our real properties.

	Increase (Decrease) to the Estimated NAV due to:
	Decrease of 25 Basis Points (In Thousands)	Decrease of 25 Basis Points (Per Share)	Increase of 25 Basis Points (In Thousands)	Increase of 25 Basis Points (Per Share)
Exit capitalization rates	$18,046	$0.35	$(17,407)	$(0.34)
Discount rates	$14,136	$0.28	$(14,532)	$(0.29)

Limitations of Estimated NAV Per Share and New Offering Prices Per Share

The estimated NAV per share determined by our board of directors and the new offering prices per share described below do not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated NAV per share and offering prices per share are not a representation, warranty or guarantee that: (i) a stockholder would be able to realize the estimated NAV per share or the respective offering price per share if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated NAV per share or the respective offering price per share upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated NAV per share or the respective offering price per share on a national securities exchange; (iv) a third party would offer the estimated NAV per share or the respective offering price per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to determine the estimated NAV per share would be acceptable to FINRA. In addition, we can make no claim as to whether the estimated NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.

Further, the estimated NAV per share and the offering prices per share were calculated as of a moment in time, and the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, acquisitions of additional assets, the sale of additional shares of our common stock, changes in the real estate and capital markets, sales of assets and payment of disposition fees and expenses in connection therewith, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our distribution level relative to earnings. As a result, stockholders should not rely on the estimated NAV per share or the respective offering prices per share as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in our distribution reinvestment plan and whether to request redemption under our share redemption program. As described below in “Share Redemption Program,” we are not obligated to redeem shares of our common stock under our share redemption program. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interest of our stockholders.

Reclassification of Common Stock, New Offering Prices and Amendments to Distribution Reinvestment Plan

As described in our charter, we have reclassified our common stock into Class A shares and Class T shares. The Class A shares and Class T shares have similar voting rights and rights upon liquidation, and the distributions payable with respect to Class T shares relative to the distributions payable with respect to Class A shares are set forth in the prospectus for our offering. In addition, our charter, as amended and supplemented, provides that, in the event of a liquidation of our assets, each holder of shares of a particular class of common stock will be entitled to receive, proportionately with each other holder of shares of such class, that portion of the aggregate assets available for distribution to such class as the number of outstanding shares of the class held by such holder bears to the total number of outstanding shares of such class then outstanding. The foregoing description of the reclassification of our common stock into Class A shares and Class T shares is qualified in its entirety by reference to the Articles of Amendment and the Articles Supplementary, copies of which were filed with our Current Report on Form 8-K, filed with the SEC on August 14, 2015.

Our board of directors arbitrarily determined the new offering price per share of each class of our common stock by taking the $9.24 estimated NAV per share and adding the per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to Class A shares and Class T shares, respectively, such that after the payment of such commissions, fees and expenses, the net proceeds to the Company will be the same for both Class A shares and Class T shares. Accordingly, as of August 14, 2015, the estimated NAV per share of our common stock was 11.5% and 6.0%, respectively, lower than the offering prices with respect to Class A shares and Class T shares. The differences between our offering prices and actual value per share will fluctuate depending on the actual value of our assets per share at any given point in time.

In connection with the reclassification of our shares of common stock as Class A shares and Class T shares, we amended our distribution reinvestment plan in order to provide holders of both Class A shares and Class T shares with the ability to have cash distributions attributable to the class of shares they own automatically reinvested in additional shares of the same class. We also amended the price at which additional shares of the same class may be purchased pursuant to our distribution reinvestment plan to a price equal to $9.92 per Class A share and $9.83 per Class T share. The amendments are reflected in the Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”), which became effective on September 15, 2015. Accordingly, beginning with distributions declared for the third quarter of 2015, which were paid on October 15, 2015, participants in our distribution reinvestment plan acquired shares at a price equal to $9.92 per Class A share and $9.83 per Class T share. As of August 15, 2015, the price paid under our distribution reinvestment plan will be 7.3% and 6.4% higher than the estimated NAV per share of our common stock for Class A shares and Class T shares, respectively. Consequently, participants in our distribution reinvestment plan are paying more for their shares than the estimated NAV per share of our common stock.

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

As described below, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the share redemption plan) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the share redemption plan) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption plan. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held its shares for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. If we are engaged in a public offering and the redemption price calculated in accordance with the share redemption program would result in a price that is higher than the then-current public offering price of such class of common stock, then the redemption price will be reduced and will be equal to the then-current public offering price of such class of common stock.

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

Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be redeemed for each class of shares by applying the Quarterly Redemption Cap on a per class basis; provided that any such change in the application of the Quarterly Redemption Cap from a general basis to a per class basis would not jeopardize our ability to qualify as a REIT for federal income tax purposes. In order for our board of directors to change the application of the Quarterly Redemption Cap from a general basis to a per class basis, we will notify stockholders through a prospectus supplement and/or a special or periodic report filed with the SEC, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new application will apply.

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. In addition, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis, including but not limited to a price equal to an estimated value per share or the then current net asset value per share. If our board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice, which we will provide by filing a Current Report on Form 8-K with the SEC. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, you may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of our share redemption program.

Based on the estimated NAV per share of our common stock determined by our board of directors on August 13, 2015, we have repurchased shares of our common stock at prices that are higher than the estimated NAV per share and, accordingly, these repurchases have been dilutive to our remaining stockholders. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K, for all the terms and conditions.

For the years ended December 31, 2015 and 2014, we received eligible redemption requests related to approximately 105,000 and 12,000 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $1.0 million, or an average price of $9.85 per share, and $0.1 million, or an average price of $10.00 per share, respectively.

The table below summarizes the redemption activity for the three months ended December 31, 2015:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
October 31, 2015	-	$-	-	-
November 30, 2015	-	-	-	-
December 31, 2015	31,934	9.63	31,934	-

Total	31,934	$9.63	31,934	-

(1)	We limit the number of shares that may be redeemed under the program as described above.

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

Our board of directors authorized daily cash distributions at a quarterly rate of $0.11250 per share of common stock to all common stockholders of record as of the close of business on each day for the Initial Quarter (as defined below), the fourth quarter of 2013, and the first and second quarters of 2014. The Initial Quarter commenced on September 6, 2013, which is the day we met the minimum offering requirements, and ended on September 30, 2013. Cash distributions for the second quarter of 2014 were aggregated and paid on July 15, 2014, either in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

For the third quarter of 2014, our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the third quarter of 2014 at a quarterly rate of $0.11875 per share of common stock. This distribution rate represented an increase of $0.00625 per share, or 5.6%, compared to our quarterly cash distribution rate of $0.11250 per share from September 6, 2013 through June 30, 2014. Cash distributions for the third quarter of 2014 were aggregated and paid on October 15, 2014, either in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

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

For the first and second quarters of 2015, our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the first and second quarters of 2015 at a quarterly rate of $0.12500 per share of common stock. Cash distributions for the first and second quarters of 2015 were aggregated on a quarterly basis and paid on April 15, 2015 and July 2, 2015, respectively, either in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

For the third quarter of 2015, our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the third quarter of 2015 at a quarterly rate of $0.12500 per Class A share of common stock and $0.12500 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis). The Company did not have any Class T shares of its common stock outstanding prior to the third quarter of 2015. Cash distributions for the third quarter of 2015 were aggregated and paid on October 15, 2015, either in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

For the fourth quarter of 2015, our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the fourth quarter of 2015 at a quarterly rate of

$0.13515 per Class A share of common stock and $0.13515 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). This distribution rate represented an increase of $0.01015 per share, or 8.1%, compared to our quarterly cash distribution rate of $0.12500 per share for the third quarter of 2015. Cash distributions for the fourth quarter of 2015 were aggregated and paid on January 13, 2016, either in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

For the first quarter of 2016, our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the first quarter of 2016 at a quarterly rate of $0.13515 per Class A share of common stock and $0.13515 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Cash distributions for the first quarter of 2016 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than April 15, 2016.

In addition to the cash distributions described above, our board of directors authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2014 in an amount equal to 0.000047945 of a share of common stock on each outstanding share of common stock (which is equal to a quarterly distribution rate of $0.04375 based on our initial offering price of $10.00 per share). The special stock dividends were issued and recorded in our stockholder records on or about the first business day of the calendar month immediately following the last day of the applicable calendar quarter. There were no stock dividends declared in 2015.

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

There can be no assurances that the current cash distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay our cash distributions, which if insufficient could negatively impact our ability to pay such distributions. For the year ended December 31, 2015, 10.1% of our total distributions were funded from operating activities, as determined on a GAAP basis, and 89.9% were funded from sources other than cash flows from operating activities, specifically 37.8% were funded with proceeds from financing activities, which consisted of debt financing, and 52.1% were funded with proceeds from the issuance of DRIP shares, as so elected by certain stockholders. For the year ended December 31, 2014, 100.0% of our total distributions were funded from sources other than cash flows from operating activities, specifically 51.6% were funded with proceeds from financing activities, which consisted of debt financings, and 48.4% were funded with proceeds from the issuance of DRIP shares. See “Note 11 to the Consolidated Financial Statements” for further detail regarding the Expense Support Agreement among us, the Operating Partnership and the Advisor.

The following table outlines sources used, as determined on a GAAP basis, to pay total cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2015
December 31	$-	-%	$4,899	47.4%	$5,443	52.6%	$10,342
September 30	-	-	3,392	47.7	3,725	52.3	7,117
June 30	2,700	48.2	-	-	2,900	51.8	5,600
March 31	-	-	1,756	49.3	1,806	50.7	3,562

Total	$2,700	10.1%	$10,047	37.8%	$13,874	52.1%	$26,621

2014
December 31	$-	-%	$1,198	50.6%	$1,170	49.4%	$2,368
September 30	-	-	710	51.3	674	48.7	1,384
June 30	-	-	300	53.8	258	46.2	558
March 31	-	-	74	66.1	38	33.9	112

Total	$-	-%	$2,282	51.6%	$2,140	48.4%	$4,422

(1)	For the years ended December 31, 2015 and 2014, the Advisor provided expense support of $3.4 million and $3.5 million, respectively.
(2)	For the periods presented, all distributions provided by financing activities were funded from debt financings.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the years ended December 31, 2015 and 2014, our cash flows used in operating activities were $7.1 million and $6.5 million, respectively, as compared to our aggregate total distributions declared (which are paid in cash or reinvested in DRIP shares) of $26.6 million and $4.4 million, respectively.

We believe that our aggregate FFO loss of $14.6 million, or $0.78 per share, as compared to the aggregate total distributions (which are paid in cash or reinvested in DRIP shares) declared of $31.1 million, or $1.20 per share, each for the period from inception (August 28, 2012) to December 31, 2015, are not indicative of future performance as we are in the acquisition phase of our life cycle. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of FFO, as well as a detailed reconciliation of our net loss to FFO.

The board of directors authorized special daily stock dividends during the first three quarters of 2014. The following table summarizes our stock dividend activity:

(in thousands)	Issuance Date	Shares	Amount (1)
September 30, 2014	October 1, 2014	51	$515
June 30, 2014	July 1, 2014	22	216
March 31, 2014	April 1, 2014	4	41

Total		77	$772

(1)	Amount based on our initial offering price of $10.00 per share.

Use of Proceeds

On July 24, 2013, our Registration Statement on Form S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering will end on July 24, 2016, unless extended by our board of directors in accordance with federal securities laws. As described in Item 1, “Business—The Company,” our common stock was reclassified into Class A shares and Class T shares in August 2015 and we are currently offering both classes of shares in the Offering.

As of December 31, 2015, we had raised gross offering proceeds from the Offering of $1.0 billion. The table below summarizes the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to December 31, 2015
Sales commissions (1)	$61,436
Dealer manager fees (1)	24,678
Offering costs (2)	20,530
Distribution fees (3)	148

Total direct selling costs	$106,792

Offering proceeds, net of direct selling costs	$928,269

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager, and a substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	As of December 31, 2015, the Advisor had incurred $20.5 million of offering costs, all of which were paid directly by the Advisor on behalf of us. We have reimbursed the Advisor for $20.5 million of offering costs. We reimburse the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of our cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in our public offerings, without recourse against or reimbursement by us.
(3)	The distribution fees are payable to the Dealer Manager and all or a portion of the distribution fees are reallowed by the Dealer Manager to participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers.

As of December 31, 2015, we owned and managed, either directly or through our ownership interest in the BTC Partnership, 152 industrial buildings totaling approximately 20.6 million square feet for an aggregate total purchase price of approximately $1.6 billion, exclusive of transfer taxes, due diligence expenses, and other closing costs.

As of December 31, 2015, we had paid $13.4 million in acquisition-related expenses to non-related parties. Refer to “Note 11 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

We used $36,000 of net proceeds from primary shares sold in the Offering to fund distributions for the initial quarter for which we declared distributions in 2013.

Refer to “Note 11 to the Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

Holders

As of March 2, 2016, we had 117.9 million shares of our common stock outstanding, held by a total of 31,932 stockholders, including shares held by our affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see “Note 10 to the Consolidated Financial Statements.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

(in thousands, except per share data, building count and number of customers)	For the Year Ended December 31,			For the Period from Inception (August 28, 2012) to December 31, 2012 (1)
	2015 (1)	2014 (1)	2013 (1)
Operating data:
Total revenues	$51,134	$6,645	$-	$-
Total operating expenses	$(83,006)	$(20,838)	$(530)	$-
Total other expenses	$(9,048)	$(1,001)	$(3)	$-
Total expenses before expense support from Advisor	$(92,054)	$(21,839)	$(533)	$-
Expense support from Advisor	$3,370	$3,496	$306	$-
Net expenses after expense support from Advisor	$(88,684)	$(18,343)	$(227)	$-
Net loss	$(37,550)	$(11,698)	$(227)	$-
Net loss attributable to common stockholders	$(37,550)	$(11,698)	$(227)	$-
Net loss per common share—basic and diluted	$(0.72)	$(1.27)	$(2.49)	$-
Weighted-average shares outstanding	51,801	9,229	91	20

Distributions:
Total cash distributions declared	$26,621	$4,422	$39	$-
Cash distributions declared per common share	$0.510	$0.469	$0.225	$-
Total stock dividends declared	$-	$772	$-	$-
Stock dividends declared per common share	$-	$0.131	$-	$-

Company-defined FFO (2):
Reconciliation of net loss to Company-defined FFO:
Net loss	$(37,550)	$(11,698)	$(227)	$-
Total NAREIT-defined adjustments (3)	$30,864	$4,020	$-	$-
Total Company-defined adjustments (4)	$33,307	$12,100	$139	$-

Company-defined FFO	$26,621	$4,422	$(88)	$-

Cash flow data:
Net cash used in operating activities	$(7,132)	$(6,464)	$(338)	$-
Net cash used in investing activities	$(1,076,656)	$(417,519)	$(197)	$-
Net cash provided by financing activities	$1,083,098	$429,231	$3,205	$201

	As of December 31,
	2015 (1)	2014 (1)	2013 (1)	2012 (1)
Balance sheet data:
Net investment in real estate properties	$1,374,195	$412,769	$-	$-
Cash and cash equivalents	$7,429	$8,119	$2,871	$201
Total assets	$1,509,222	$433,955	$4,052	$201
Debt	$615,000	$235,000	$-	$-
Total liabilities	$661,816	$247,076	$498	$-
Total stockholders’ equity	$847,405	$186,878	$3,553	$200
Total gross equity raised (during the period)	$806,170	$224,938	$3,787	$200
Shares outstanding	102,985	23,030	420	20

Portfolio data (5):
Total buildings	152	41	-	-
Total rentable square feet	20,558	5,755	-	-
Total number of customers	310	93	-	-

(1)	The SEC declared our registration statement for the Offering effective in July 2013. We broke escrow in September 2013 and commenced real estate operations in January 2014 in connection with the acquisition of our first property. We are in the acquisition phase of our life cycle, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our year-over-year financial data is not directly comparable.
(2)	Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Company-defined FFO, as well as a detailed reconciliation of our net loss to Company-defined FFO.
(3)	Included in our NAREIT-defined adjustments are real estate-related depreciation and amortization.
(4)	Included in our Company-defined adjustments are acquisition and organization costs.
(5)	Represents our total portfolio, which includes our consolidated and unconsolidated properties. Assumes 100% ownership of our unconsolidated properties.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock (the “Offering”), including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. On September 6, 2013, we broke escrow for the Offering, and on January 15, 2014, we acquired our first property and began real estate operations.

On August 13, 2015, our board of directors unanimously approved an estimated NAV of our common stock of $9.24 per share based on the number of shares issued and outstanding as of June 30, 2015. The methodology used to determine the estimated NAV per share was determined in accordance with our valuation policy, utilizing certain guidelines applicable to non-traded REITs. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share” for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated NAV per share.

In connection with the determination of the estimated NAV per share, effective as of August 13, 2015, our board of directors determined to reclassify our common stock into Class A shares and Class T shares. We filed a post-effective amendment to our registration statement on August 14, 2015 in order to offer both classes of shares of our common stock as part of the Offering. On August 19, 2015, the SEC declared our post-effective amendment effective and we began offering for sale up to $1.5 billion in shares of common stock at a price of $10.44 per Class A share and $9.83 per Class T share, and up to $500.0 million in shares under our distribution reinvestment plan at a price of $9.92 per Class A share and $9.83 per Class T share. In each case, the offering price was arbitrarily determined by our board of directors by taking our estimated NAV as of June 30, 2015 of $9.24 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to Class A shares and Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to us is the same for both Class A shares and Class T shares. Accordingly, the estimated NAV per share of our common stock as of June 30, 2015 is 11.5% and 6.0%, respectively, lower than the offering prices with respect to Class A shares and Class T shares. The differences between our offering prices and the actual value per share will fluctuate depending on the actual value of our assets per share at any given point in time.

As of December 31, 2015, we had raised gross proceeds of $1.0 billion from the sale of 103.0 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, $964.9 million in shares of our common stock remained available for sale pursuant to the Offering in any combination of Class A shares or Class T shares, including $489.4 million in shares available for sale through our distribution reinvestment plan. See “Note 9 to the Consolidated Financial Statements” for information concerning the Offering.

In February 2015, we admitted the BCIMC Limited Partner into the BTC Partnership, a joint venture that has and continues to jointly invest in industrial properties located in certain major U.S. distribution markets, and is targeted to be comprised of approximately: (i) 80.0% development investments and (ii) 20.0% core and value-add investments. As of December 31, 2015, we had a 51.0% ownership interest in the BTC Partnership, which subsequently has been reduced to 20.0%. See “Note 5 and Note 15 to the Consolidated Financial Statements” for additional information regarding our unconsolidated joint venture.

As of December 31, 2015, we owned and managed, either directly or through our ownership interest in the BTC Partnership, a real estate portfolio that included properties with an aggregate total purchase price of approximately $1.6 billion, comprised of 152 industrial buildings totaling approximately 20.6 million square feet located in 19 markets throughout the U.S., with 310 customers, and was 91.1% occupied (95.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.7 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2015:

•	147 industrial buildings totaling approximately 20.0 million square feet comprised our operating portfolio, which includes stabilized properties, and was 93.2% occupied (97.4% leased).

•	five industrial buildings totaling approximately 0.6 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or achieving 90% occupancy.

As of December 31, 2015, we owned and managed approximately 3.6 million square feet of the total 20.6 million square feet (discussed above) through our ownership interest in the BTC Partnership. Additionally as of that date, the BTC Partnership had one building under construction totaling approximately 0.4 million square feet, and four buildings in the pre-construction phase for an additional 1.8 million square feet.

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

Industrial Real Estate Outlook

The U.S. industrial property sector continues to show improvement supported by: (i) positive growth in U.S. gross domestic product (“GDP”) over the past six years; (ii) increased domestic consumer spending, including significant growth in online retailing (or e-tailing); (iii) fundamental trends in both population and employment growth; (iv) strong positive net absorption (the net change in total occupied industrial space) and rent growth in our target markets; and (v) an evolving supply chain network resulting from e-commerce, omni-channel retailing and same-day delivery strategies. Overall, U.S. economic activity has been expanding at a moderate pace based on certain market indicators such that the Federal Reserve raised its key interest rate in December 2015 for the first time since 2006.

These positive results in the U.S. economy occurred against the backdrop of significant events in the global economy that could continue to have an adverse impact over the next several quarters. China’s economic growth slowed considerably in 2015, causing a decrease in Chinese demand for imports which, in turn, negatively affected the economies of many countries around the world whose trade with China accounts for a meaningful portion of their respective GDP. The European economy also struggled to gain momentum causing policy makers to lower interest rates and increase quantitative easing in an effort to increase historically low inflation rates. Finally, the price of oil, gas and certain commodities declined significantly in 2015, negatively impacting both oil and commodity-based economies, as well as industries focused on those sectors. All of these factors contributed to a strengthening of the U.S. dollar against most global currencies, which makes the price of U.S. goods more expensive and could therefore adversely impact global demand for U.S. goods and services.

Despite global uncertainties, U.S. industrial real estate continues to be a primary investment segment for both domestic and foreign sources of capital. The continued modest growth of the U.S. economy has led to improving real estate fundamentals. Both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters. This is a positive indicator for the segment as there is a high correlation between these statistics and industrial warehouse demand. Further, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses.

Growth in export/import levels should continue to generate increased demand for industrial space in key U.S. logistics markets resulting in positive net absorption and, combined with relatively low levels of new supply, provides prospects for rent growth over the next several years. However, certain sectors and/or markets may be disproportionately impacted by the strengthening dollar and/or continued weakness in the oil and gas sector. For example, the strengthening U.S. dollar could increase imports yet decrease domestic manufacturing production, both of which could influence the fundamentals and valuation of industrial real estate. In addition, continued volatility in the oil, gas and certain commodities markets could affect markets that have a large percentage of employment tied to those industries, such as Houston, Texas.

Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The volume of retail goods purchased online continues to grow at a brisk pace and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities should likewise increase.

Lending terms for direct commercial real estate loans and unsecured REIT financings have continued to improve; however, this trend may not continue, which could affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and corporate financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans, unsecured or secured lines of credit or term loans, private placement or public bond issuances, and assuming existing mortgage loans in connection with certain property acquisitions, or any combination of the foregoing.

RESULTS OF OPERATIONS

Summary of 2015 Activities

During 2015, we completed the following activities:

•	We raised $806.2 million of gross equity capital from the Offering.

•	We directly acquired 98 industrial buildings, comprised of approximately 13.3 million square feet, for an aggregate total purchase price of approximately $1.1 billion, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from the Offering and debt financings.

•	In February 2015, we admitted the BCIMC Limited Partner into the BTC Partnership. The BTC Partnership has invested, and continues to invest, in a portfolio of industrial properties located in certain major U.S. distribution markets. As of December 31, 2015, the BTC Partnership had acquired 21 industrial buildings totaling approximately 3.6 million square feet for an aggregate total purchase price of approximately $261.6 million, exclusive of transfer taxes, due diligence expenses, and other closing costs.

•	In June 2015, the BTC Partnership entered into a secured revolving credit facility with an initial aggregate commitment of $80.0 million. In August 2015, the BTC Partnership expanded the commitments under its secured revolving credit facility agreement to an aggregate amount of $150.0 million, with the ability to expand the commitment further up to a maximum aggregate amount of $300.0 million, subject to certain conditions. As of December 31, 2015, the BTC Partnership had $89.5 million outstanding under the line of credit with an interest rate of 2.68%. The unused portion was $60.5 million, of which $5.3 million was available.

•	In September 2015, we entered into a $100.0 million fixed rate mortgage note. The mortgage note is secured by mortgages or deeds of trust and related assignments and security interest in the properties serving as collateral for the financing. The proceeds from the mortgage note were used to partially finance certain of our acquisitions. The mortgage note bears a fixed interest rate of 3.52% per year and has a contractual maturity of October 2023. See “Note 6 to the Consolidated Financial Statements” for additional information regarding this mortgage note.

•	In December 2015, we amended and increased the amount of our then existing $400.0 million credit facility by amending it to provide for a $500.0 million revolving credit facility and a $250.0 million term loan facility. We have the ability to increase the size of the aggregate commitments by an additional $250.0 million up to a total of $1.0 billion, subject to certain conditions. As of December 31, 2015, we had an aggregate amount of $515.0 million outstanding under the line of credit and term loan facilities with a weighted-average interest rate of 1.81%. The unused and available portion under the line of credit was $235.0 million. See “Note 6 to the Consolidated Financial Statements” for additional information regarding this line of credit and term loan.

•	As of December 31, 2015, we owned and managed, either directly or through our ownership interest in the BTC Partnership, a real estate portfolio comprised of 152 industrial buildings totaling approximately 20.6 million square feet located in 19 markets throughout the U.S.

During the period from inception (August 28, 2012) to December 31, 2012, we had not yet commenced operations. The SEC declared the registration statement for the Offering effective in July 2013. We broke escrow for the Offering in September 2013, and commenced real estate operations in January 2014 in connection with the acquisition of our first property. As we are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering, our operating results for the years ended December 31, 2015, 2014 and 2013 and for the period from inception (August 28, 2012) to December 31, 2012 are not directly comparable, nor are our results of operations for the year ended December 31, 2015 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Results for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014. Same store information is not provided due to the fact that our first acquisition was on January 15, 2014, and therefore, there is less than a full year of results for our 2014 acquisitions for the year ended December 31, 2014.

(in thousands, except per share data)	For the Year Ended December 31,
	2015	2014	Change
Total rental revenues	$51,134	$6,645	$44,489
Total rental expenses	(12,815)	(1,580)	(11,235)

Total net operating income	38,319	5,065	33,254

Other income and expenses:
Real estate-related depreciation and amortization	(28,225)	(4,020)	(24,205)
General and administrative expenses	(4,612)	(2,236)	(2,376)
Organization expenses, related party	-	(17)	17
Asset management fees, related party	(5,532)	(902)	(4,630)
Acquisition expenses, related party	(22,390)	(8,168)	(14,222)
Acquisition expenses	(9,432)	(3,915)	(5,517)
Equity in loss of unconsolidated joint venture	(2,011)	-	(2,011)
Interest expense and other	(7,037)	(1,001)	(6,036)
Expense support from Advisor	3,370	3,496	(126)

Total other income and expenses	(75,869)	(16,763)	(59,106)
Net loss	(37,550)	(11,698)	(25,852)
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(37,550)	$(11,698)	$(25,852)

Weighted-average shares outstanding	51,801	9,229	42,572

Net loss per common share—basic and diluted	$(0.72)	$(1.27)	$0.55

(square feet in thousands)	As of December 31,
	2015	2014	Change
Portfolio data:
Consolidated buildings (1)	131	41	90
Unconsolidated buildings	21	-	21

Total buildings	152	41	111

Rentable square feet of consolidated buildings	16,956	5,755	11,201
Rentable square feet of unconsolidated buildings	3,602	-	3,602

Total rentable square feet	20,558	5,755	14,803

Total number of customers (2)	310	93	217

Percent occupied of operating portfolio (2)(3)	93.2%	98.0%	(4.8%)
Percent occupied of total portfolio (2)(3)	91.1%	79.4%	11.7%

Percent leased of operating portfolio (2)(3)	97.4%	98.0%	(0.6%)
Percent leased of total portfolio (2)(3)	95.6%	79.4%	16.2%

(1)	Amount as of December 31, 2014 includes the seven buildings that were originally purchased in 2014 and subsequently deconsolidated in February 2015 in connection with the sale of our 49.0% ownership interest in the BTC Partnership.
(2)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.
(3)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by $44.5 million for the year ended December 31, 2015, as compared to the same prior year period, as a result of us owning the 34 buildings acquired during 2014 for the entire period, as well as the incremental results of the 97 buildings acquired during 2015.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by $11.2 million for the year ended December 31, 2015, as compared to the same prior year period, as a result of us owning the 34 buildings acquired during 2014 for the entire period, as well as the incremental results of the 97 buildings acquired during 2015.

Other Income and Expenses. Other income and expenses increased by $59.1 million for the year ended December 31, 2015, as compared to the same prior year period, primarily due to:

•	an increase in real estate-related depreciation and amortization expense and asset management fees as a result of our acquisition activity during 2015, as well as a full year of ownership for our 2014 acquisitions;

•	an increase in acquisition-related expenses as a result of a higher level of acquisition activity during 2015;

•	an increase in interest expense that was primarily due to: (i) an increase in average net borrowings under our line of credit of $205.3 million for the year ended December 31, 2015, as compared to the same period in 2014; (ii) new financings under a term loan and mortgage note for an aggregate amount of $350.0 million; and (iii) amortization of higher loan costs;

•	an increase in general and administrative expenses that was primarily due to: (i) reimbursement of expenses of the Advisor and its affiliates; (ii) higher accounting and legal expenses incurred primarily as a result of a higher level of acquisition activity; and (iii) higher transfer agent costs incurred due to an increased level of equity raised; and

•	our proportionate share of the BTC Partnership’s loss.

Results for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013. Same store information is not provided due to the fact that buildings were not acquired until 2014, so there is not a full year comparison.

	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013	Change
Total revenues	$6,645	$-	$6,645
Total rental expenses	(1,580)	-	(1,580)

Total net operating income	5,065	-	5,065

Other income and expenses:
Real estate-related depreciation and amortization	(4,020)	-	(4,020)
General and administrative expenses	(2,236)	(391)	(1,845)
Organization expenses, related party	(17)	(76)	59
Asset management fees, related party	(902)	-	(902)
Acquisition expenses, related party	(8,168)	-	(8,168)
Acquisition expenses	(3,915)	(63)	(3,852)
Interest expense and other	(1,001)	(3)	(998)
Expense support from Advisor	3,496	306	3,190

Total other income and expenses	(16,763)	(227)	(16,536)
Net loss	(11,698)	(227)	(11,471)
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(11,698)	$(227)	$(11,471)

Weighted-average shares outstanding	9,229	91	9,138

Net loss per common share—basic and diluted	$(1.27)	$(2.49)	$1.22

	As of December 31,
	2014	2013	Change
Portfolio data (1):
Total buildings (2)	41	-	41
Total rentable square feet	5,755	-	5,755
Total number of customers	93	-	93

Percent occupied of operating portfolio	98.0%	-%	98.0%
Percent occupied of total portfolio	79.4%	-%	79.4%

Percent leased of operating portfolio	98.0%	-%	98.0%
Percent leased of total portfolio	79.4%	-%	79.4%

(1)	Represents our consolidated portfolio. There were no unconsolidated properties.
(2)	Amount as of December 31, 2014 includes the seven buildings that were originally purchased in 2014 and subsequently deconsolidated in February 2015 in connection with the sale of our 49.0% ownership interest in the BTC Partnership.

Rental Revenues. Total rental revenues increased for the year ended December 31, 2014, as compared to the same period in 2013, due to our acquisition activity during 2014.

Rental Expenses. Total rental expenses increased for the year ended December 31, 2014, as compared to the same period in 2013, due to our acquisition activity during 2014.

Other Income and Expenses. Other income and expenses for the year ended December 31, 2014 were impacted by the following, which were each due to our acquisition activity during 2014:

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

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the years ended December 31, 2015 and 2014, NOI was $38.3 million and $5.1 million, respectively. There was no NOI for the year ended December 31, 2013. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the years ended December 31, 2015 and 2014.

Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)

We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “Note 11 to the Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO, Company-defined FFO, and MFFO. If we had not received expense support from the Advisor, our FFO, Company-defined FFO and MFFO would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, and also excludes acquisition-related costs (including acquisition fees paid to the Advisor) and organization costs, each of which are characterized as expenses in determining net loss under GAAP. Organization costs are excluded as they are paid in cash and relate to costs paid in conjunction with the organization of the Company. The purchase of operating properties is a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

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

We are currently in the acquisition phase of our life cycle. Management does not include historical acquisition-related expenses in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. In addition, management does not include organization costs as those costs are also not expected to be incurred now that we have commenced operations. We use Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe Company-defined FFO and MFFO facilitate a comparison to other REITs that are not engaged in significant acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Year Ended December 31,			For the Period From Inception (August 28, 2012) to December 31, 2015

(in thousands, except per share data)	2015	2014	2013
GAAP net loss applicable to common stockholders	$(37,550)	$(11,698)	$(227)	$(49,475)

GAAP net loss per common share	$(0.72)	$(1.27)	$(2.49)	$(2.64)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss applicable to common stockholders	$(37,550)	$(11,698)	$(227)	$(49,475)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	28,225	4,020	-	32,245
Our share of real estate-related depreciation and amortization of unconsolidated joint venture	2,639	-	-	2,639

NAREIT FFO applicable to common stockholders	$(6,686)	$(7,678)	$(227)	$(14,591)

NAREIT FFO per common share	$(0.13)	$(0.83)	$(2.49)	$(0.78)

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$(6,686)	$(7,678)	$(227)	$(14,591)
Add Company-defined adjustments:
Acquisition costs	31,822	12,083	63	43,968
Our share of acquisition costs of unconsolidated joint venture	1,485	-	-	1,485
Organization costs	-	17	76	93

Company-defined FFO applicable to common stockholders	$26,621	$4,422	$(88)	$30,955

Company-defined FFO per common share	$0.51	$0.47	$(0.97)	$1.65

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO applicable to common stockholders	$26,621	$4,422	$(88)	$30,955
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(5,266)	(719)	-	(5,985)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture	(503)	-	-	(503)
Organization costs	-	(17)	(76)	(93)

MFFO applicable to common stockholders	$20,852	$3,686	$(164)	$24,374

MFFO per common share	$0.40	$0.40	$(1.80)	$1.30

Weighted-average shares outstanding	51,801	9,229	91	18,758

We believe that: (i) our FFO loss of $6.7 million, or $0.13 per share, as compared to the total distributions declared (which are paid in cash or reinvested in DRIP shares) in the amount of $26.6 million, or $0.51 per share, for the year ended December 31, 2015; and (ii) our FFO loss of $14.6 million, or $0.78 per share, as compared to the total distributions declared (which are paid in cash or reinvested in DRIP shares) of $31.1 million, or $1.20 per share, for the period from inception (August 28, 2012) to December 31, 2015, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Cash Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements during our acquisition phase are, and will continue to be, net proceeds from the Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor, and cash generated from operating activities. Our principal uses of funds are, and will continue to be for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from the Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.

We believe that our cash on-hand, anticipated offering proceeds, proceeds from our line of credit, and other financing activities should be sufficient to meet our anticipated future acquisition, operating, debt service and distribution requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Total cash provided by (used in):
Operating activities	$(7,132)	$(6,464)	$(338)
Investing activities	(1,076,656)	(417,519)	(197)
Financing activities	1,083,098	429,231	3,205

Net (decrease) increase in cash	$(690)	$5,248	$2,670

2015 Cash Flows Compared to 2014 Cash Flows

Cash used in operating activities during the year ended December 31, 2015 increased by $0.7 million as compared to the same period in 2014, primarily as a result of a greater operating loss due to higher acquisition-related expenses, rental expenses, and general and administrative expenses as a result of acquiring 97 buildings during 2015, as well as a full year of owning and managing the 34 buildings that we acquired during 2014, all partially offset by higher levels of cash generated from working capital accounts. Cash used in investing activities during the year ended December 31, 2015 increased by $659.1 million as compared to the same period in 2014, primarily due to the increase in acquisition activity during 2015 as compared to 2014, partially offset by the $72.1 million in proceeds received from the sale of 49.0% of our ownership interest in the BTC Partnership, which resulted in the deconsolidation of the Dallas Distribution Portfolio and the Peachtree Industrial Center, and the sale of the Tuscany Industrial Center to the BTC Partnership. Cash provided by financing activities during the year ended December 31, 2015 increased by $653.9 million, primarily due to net proceeds raised from the Offering, and net borrowings under debt financings during 2015.

2014 Cash Flows Compared to 2013 Cash Flows

Cash used in operating activities during the year ended December 31, 2014 increased by $6.1 million as compared to the same period in 2013, primarily due to acquisition-related expenses, rental expenses, and general and administrative expenses as a result of owning and managing the 41 buildings acquired during 2014. Cash used in investing activities during the year ended December 31, 2014 increased by $417.3 million as compared to the same period in 2013, primarily due to the acquisition activity during 2014. Cash provided by financing activities during the year ended December 31, 2014 increased by $426.0 million, primarily due to net proceeds raised from the Offering, and net borrowings under the line of credit during 2014.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loan. In December 2015, we amended and increased the amount of our then existing $400.0 million credit facility by amending it to provide for a $500.0 million revolving credit facility and a $250.0 million term loan facility. We have the ability to increase the size of the aggregate commitment under the revolving credit agreement by an additional $250.0 million up to a total of $1.0 billion, subject to certain conditions. The line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. The term loan matures in January 2021. The primary interest rate is variable and is calculated based on (i) LIBOR multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30% for the line of credit and 1.35% to 2.20% for the term loan, or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30% for the line of credit and 0.35% to 1.20% for the term loan, each depending on our consolidated leverage ratio and whether we have received investment grade ratings. The line of credit and term loan are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. As of December 31, 2015, we had an aggregate amount of $515.0 million outstanding under the line of credit and term loan facilities with a weighted-average interest rate of 1.81%. The unused and available portion under the line of credit was $235.0 million.

Mortgage Note. As of December 31, 2015, we had entered into a $100.0 million mortgage note secured by mortgages or deeds of trust and related assignments and security interests in certain properties serving as collateral for the financing, with a fixed interest rate of 3.52%. The proceeds from the mortgage note were used to partially finance certain of our acquisitions. The mortgage note is: (i) non-recourse except for standard carve-outs including those relating to environmental matters, intentional misrepresentations by certain of our indirect subsidiaries, which we refer to as the borrower, misappropriation of funds, waste, unapplied security deposits, taxes and failure to maintain insurance; and (ii) full recourse for voluntary bankruptcy and/or certain involuntary bankruptcy of the borrower and violation by the borrower of certain covenants. The recourse obligations will be guaranteed by the Operating Partnership and, per the terms of the guaranty, the Operating Partnership is required to maintain certain net worth requirements during the term.

Debt Covenants. Our line of credit, term loan and mortgage note contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of December 31, 2015.

Offering Proceeds. As of December 31, 2015, the amount of aggregate gross proceeds raised from the Offering was $1.0 billion ($928.3 million net of direct selling costs).

Cash Distributions. We intend to continue to make cash distributions on a quarterly basis. For the year ended December 31, 2015, approximately 10.1% of our total distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 89.9% of our total distributions were funded from sources other than cash flows from operating activities, specifically 37.8% were funded with proceeds from financing activities, which consisted of debt financings, and 52.1% were funded with proceeds from the issuance of DRIP shares. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the first quarter of 2016, our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the first quarter of 2016 at a quarterly rate of $0.13515 per Class A share of common stock and $0.13515 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Cash distributions for the first quarter of 2016 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than April 15, 2016.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay our cash distributions, which if insufficient could negatively impact our ability to pay such distributions. See “Note 11 to the Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.

The following table outlines sources used, as determined on a GAAP basis, to pay total cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2015
December 31	$-	-%	$4,899	47.4%	$5,443	52.6%	$10,342
September 30	-	-	3,392	47.7	3,725	52.3	7,117
June 30	2,700	48.2	-	-	2,900	51.8	5,600
March 31	-	-	1,756	49.3	1,806	50.7	3,562

Total	$2,700	10.1%	$10,047	37.8%	$13,874	52.1%	$26,621

2014
December 31	$-	-%	$1,198	50.6%	$1,170	49.4%	$2,368
September 30	-	-	710	51.3	674	48.7	1,384
June 30	-	-	300	53.8	258	46.2	558
March 31	-	-	74	66.1	38	33.9	112

Total	$-	-%	$2,282	51.6%	$2,140	48.4%	$4,422

(1)	For the years ended December 31, 2015 and 2014, the Advisor provided expense support of $3.4 million and $3.5 million, respectively.
(2)	For the periods presented, all distributions provided by financing activities were funded from debt financings.
(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

Refer to “Note 9 to the Consolidated Financial Statements” for further detail on cash distributions.

Redemptions. For the years ended December 31, 2015 and 2014, we received eligible redemption requests related to approximately 105,000 and 12,000 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $1.0 million, or an average price of $9.85 per share, and $0.1 million, or an average price of $10.00 per share, respectively. Based on the estimated NAV per share of our common stock determined by our board of directors on August 13, 2015, we are repurchasing shares of our common stock above the estimated NAV per share and, accordingly, these repurchases are dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program.”

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

SUBSEQUENT EVENTS

Date of 2016 Annual Meeting of Stockholders

We have determined to have our 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) earlier in the year than we had our 2015 Annual Meeting of Stockholders. The 2016 Annual Meeting will take place on June 17, 2016 and we expect to file the definitive proxy statement for the 2016 Annual Meeting with the SEC no later than April 30, 2016.

Status of Offering

A summary of our public offering, as of March 2, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$896,129	$273,026	$1,169,155
DRIP offering	15,620	401	16,021

Total offering	$911,749	$273,427	$1,185,176

Number of shares sold:
Primary offering	88,524	27,775	116,299
DRIP offering	1,605	41	1,646

Total offering	90,129	27,816	117,945

As of March 2, 2016, $814.8 million in shares of our common stock remained available for sale pursuant to the Offering in any combination of Class A shares or Class T shares, including $484.0 million in shares available for sale through our distribution reinvestment plan.

Derivative Instruments

In January 2016, we entered into five LIBOR-based interest swap agreements to hedge LIBOR on the term loan for an aggregate notional amount of $250.0 million. The interest rate swaps had an effective date of January 2016 and fixed LIBOR at a weighted-average of 1.17%, with an all-in interest rate ranging from 2.52% to 3.37%, depending on our consolidated leverage ratio. The interest rate swaps will expire in October 2020.

BTC Partnership

On January 28, 2016, IPT BTC I LP LLC (the “IPT Limited Partner”) sold and assigned to the bcIMC (USA) Realty Div A2 LLC (the “BCIMC USA Limited Partner”) a portion of its interest in the BTC Partnership equal to a 31.0% interest in the BTC Partnership for a purchase price equal to $58.6 million pursuant to an interest purchase agreement. As a result of this transaction, the IPT Limited Partner and IPT BTC I GP LLC (the “General Partner,” and together with the IPT Limited Partner, the “IPT Partners”) collectively have a 20.0% ownership interest in the joint venture and bcIMC International Real Estate (2004) Investment Corporation and bcIMC (WCBAF) Realpool Global Investment Corporation, together with the BCIMC USA Limited Partner, own the remaining 80.0% interest.

In addition, the BTC Partnership agreement contains procedures for making distributions to the parties, including incentive distributions to the General Partner, which are subject to certain return thresholds being achieved. The General Partner previously agreed to share with the Advisor a portion of any incentive distributions paid to the General Partner by the BTC Partnership in an amount equal to 40% of the percentage interest of the BTC Partnership held by partners other than the IPT Partners. In January 2016, the General Partner agreed to increase that amount to 60% in conjunction with the sell-down by the IPT Limited Partner of its ownership interest in the BTC Partnership, which reduced the IPT Partners’ ownership interest in the BTC Partnership from 51.0% to 20.0% (as described above).

Completed Acquisitions

Victory Industrial Portfolio. On January 13, 2016, we acquired a portfolio of five industrial buildings totaling approximately 1.0 million square feet. These buildings are located in the Dallas, Houston, Oklahoma City, San Antonio, and Louisville markets and are 100% leased to one customer with a weighted-average remaining lease term (based on square feet) of 10.1 years. The total purchase price was $59.9 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $1.2 million to the Advisor in connection with this acquisition.

National Distribution Portfolio. On January 29, 2016, we acquired a portfolio of seven industrial buildings totaling approximately 2.6 million square feet. These buildings are located in the Memphis, San Francisco Bay Area, and Indianapolis markets and are 84.2% leased to eight customers with a weighted-average remaining lease term (based on square feet) of 5.5 years. The total purchase price was $114.5 million, exclusive of transfer taxes, due diligence expenses and other closing costs. We funded this acquisition with proceeds from the Offering and borrowings under our line of credit. Pursuant to the terms of the Advisory Agreement, we paid an acquisition fee of $2.3 million to the Advisor in connection with this acquisition.

CONTRACTUAL OBLIGATIONS

The following table summarizes future obligations, due by period, as of December 31, 2015, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$14,230	$36,615	$300,989	$358,002	$709,836
Unfunded development commitments (2)	5,126	-	-	-	5,126

Total	$19,356	$36,615	$300,989	$358,002	$714,962

(1)	Includes principal and interest on debt. See “Note 6 to the Consolidated Financial Statements” for more detail.
(2)	Unfunded development commitments include estimated costs that we are obligated to fund under construction contracts assuming certain conditions are met.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset, and in August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which expands guidance provided in ASU 2015-03. ASU 2015-15 states that it is permissible to present debt issuance costs as an asset and to subsequently amortize the deferred issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”), which contains amendments that clarify and simplify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2015. All other amendments were effective upon its issuance. The implementation of this update did not and is not expected to have a material impact on our consolidated financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2015, our debt instruments consisted of borrowings under our line of credit, term loan and mortgage note.

Fixed Interest Rate Debt. As of December 31, 2015, our consolidated fixed interest rate debt consisted of our mortgage note, which represented 16.3% of our total consolidated debt (or 56.9% of our total consolidated debt assuming the effects of the interest rate swap agreements that we entered into in January 2016 relating to our $250.0 million term loan). Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2015, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $98.0 million and $100.0 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2015. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2015, our consolidated variable interest rate debt consisted of borrowings under our line of credit and term loan, which represented 83.7% of our total consolidated debt (or 43.1% of our total consolidated debt assuming the effects of the interest rate swap agreements that we entered into in January 2016 relating to our $250.0 million term loan). Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of December 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $515.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2015, would change our annual interest expense by approximately $221,000.

Derivative Instruments. As of December 31, 2015, we did not have any interest rate swap agreements with respect to our variable interest rate debt. In January 2016, we entered into interest rate swap agreements relating to $250.0 million of our term loan. See “Note 15 to the Consolidated Financial Statements” for further detail on our interest rate swaps.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Industrial Property Trust Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Property Trust Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Property Trust Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 10, 2016

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2015	2014
ASSETS
Net investment in real estate properties	$1,374,195	$412,769
Investment in unconsolidated joint venture	94,331	-
Cash and cash equivalents	7,429	8,119
Restricted cash	3,580	-
Straight-line and tenant receivables, net	5,185	506
Deferred financing costs, net	5,967	1,877
Other assets	18,535	10,684

Total assets	$1,509,222	$433,955

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$8,751	$1,945
Debt	615,000	235,000
Due to affiliates	2,525	251
Distributions payable	10,304	2,368
Other liabilities	25,236	7,512

Total liabilities	661,816	247,076
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.01 par value per share—900,000 shares authorized, 84,595 shares and 23,030 shares issued and outstanding, respectively	846	230
Class T common stock, $0.01 par value per share—600,000 shares authorized, 18,390 shares and 0 shares issued and outstanding, respectively	184	-
Additional paid-in capital	927,556	203,806
Accumulated deficit	(81,181)	(17,158)

Total stockholders’ equity	847,405	186,878
Noncontrolling interests	1	1

Total equity	847,406	186,879

Total liabilities and equity	$1,509,222	$433,955

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Revenues:
Rental revenues	$51,134	$6,645	$-

Total revenues	51,134	6,645	-

Operating expenses:
Rental expenses	12,815	1,580	-
Real estate-related depreciation and amortization	28,225	4,020	-
General and administrative expenses	4,612	2,236	391
Organization expenses, related party	-	17	76
Asset management fees, related party	5,532	902	-
Acquisition expenses, related party	22,390	8,168	-
Acquisition expenses	9,432	3,915	63

Total operating expenses	83,006	20,838	530

Operating loss	(31,872)	(14,193)	(530)

Other expenses:
Equity in loss of unconsolidated joint venture	2,011	-	-
Interest expense and other	7,037	1,001	3

Total other expenses	9,048	1,001	3

Total expenses before expense support from Advisor	92,054	21,839	533

Expense support from Advisor	3,370	3,496	306

Net expenses after expense support from Advisor	88,684	18,343	227

Net loss	(37,550)	(11,698)	(227)
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(37,550)	$(11,698)	$(227)

Weighted-average shares outstanding	51,801	9,229	91

Net loss per common share—basic and diluted	$(0.72)	$(1.27)	$(2.49)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2012	20	-	200	-	1	201
Net loss	-	-	-	(227)	-	(227)
Issuance of common stock	400	4	3,783	-	-	3,787
Offering costs	-	-	(168)	-	-	(168)
Dividends declared on common stock	-	-	-	(39)	-	(39)

Balance as of December 31, 2013	420	$4	$3,815	$(266)	$1	$3,554

Net loss	-	-	-	(11,698)	-	(11,698)
Issuance of common stock	22,622	226	225,484	-	-	225,710
Share-based compensation	-	-	202	-	-	202
Offering costs	-	-	(25,573)	-	-	(25,573)
Redemptions of common stock	(12)	-	(122)	-	-	(122)
Dividends declared on common stock	-	-	-	(5,194)	-	(5,194)

Balance as of December 31, 2014	23,030	$230	$203,806	$(17,158)	$1	$186,879

Net loss	-	-	-	(37,550)	-	(37,550)
Issuance of common stock	80,038	801	805,369	-	-	806,170
Share-based compensation	-	-	465	-	-	465
Upfront offering costs, including sales commissions, dealer manager fees, and offering costs	-	-	(80,903)	-	-	(80,903)
Trailing offering costs, consisting of distribution fees	-	-	(148)	148	-	-
Redemptions of common stock	(83)	(1)	(1,033)	-	-	(1,034)
Dividends declared on common stock	-	-	-	(26,621)	-	(26,621)

Balance as of December 31, 2015	102,985	$1,030	$927,556	$(81,181)	$1	$847,406

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Operating activities:
Net loss	$(37,550)	$(11,698)	$(227)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate-related depreciation and amortization	28,225	4,020	-
Equity in loss of unconsolidated joint venture	2,011	-	-
Straight-line rent and amortization of above- and below-market leases	(5,266)	(719)	-
Bad debt expense	146	-	-
Other	1,547	518	-
Changes in operating assets and liabilities:
Tenant receivables, restricted cash and other assets	(5,036)	(334)	(53)
Accounts payable, accrued expenses and other liabilities	7,806	1,559	(109)
Due from / to affiliates	985	190	51

Net cash used in operating activities	(7,132)	(6,464)	(338)

Investing activities:
Real estate acquisitions	(1,087,709)	(408,004)	-
Acquisition deposits	(15,187)	(7,927)	(197)
Capital expenditures and development activities	(13,874)	(1,588)	-
Investment in unconsolidated joint venture	(66,230)	-	-
Proceeds from sale of ownership interest and real estate property to unconsolidated joint venture	72,146	-	-
Distribution from unconsolidated joint venture	34,198	-	-

Net cash used in investing activities	(1,076,656)	(417,519)	(197)

Financing activities:
Proceeds from line of credit	665,000	258,700	-
Repayments of line of credit	(535,000)	(23,700)	-
Proceeds from mortgage note	100,000	-	-
Proceeds from term loan	150,000	-	-
Financing costs paid	(5,172)	(2,193)	-
Proceeds from issuance of common stock	777,184	213,851	3,337
Offering costs paid upon issuance of common stock	(59,004)	(16,192)	(125)
Distributions paid to common stockholders	(9,046)	(1,113)	(7)
Distribution fees paid	(38)	-	-
Redemptions of common stock	(826)	(122)	-

Net cash provided by financing activities	1,083,098	429,231	3,205

Net (decrease) increase in cash and cash equivalents	(690)	5,248	2,670
Cash and cash equivalents, at beginning of year	8,119	2,871	201

Cash and cash equivalents, at end of year	$7,429	$8,119	$2,871

Supplemental disclosure of noncash investing and financing activities:
Interest paid, net of capitalized interest	$5,411	$761	$2
Offering proceeds due from transfer agent	-	1,430	450
Deconsolidation of net assets in connection with sale of ownership interest in unconsolidated joint venture	124,586	-	-
Distributions payable	10,304	2,368	32
Stock dividends issued	-	772	-
Accrued capital expenditures	2,255	533	-
Distributions reinvested in common stock	9,601	973	-
Redemptions payable	208	-	-

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries. The Company is a Maryland corporation formed on August 28, 2012.

The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean that the Company’s customers will be investment grade and much of the Company’s customer base is currently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate related equity securities. As of December 31, 2015, the Company owned and managed, either directly or through its ownership interest in the BTC Partnership (as defined in “Note 5”), a real estate portfolio that included 152 industrial buildings. The Company operates as one reportable segment comprised of industrial real estate.

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

Reclassifications

Certain items in the Company’s consolidated balance sheets for 2014 have been reclassified from other liabilities to accounts payable and accrued liabilities to conform to the 2015 presentation. Additionally, certain items in the Company’s consolidated statements of cash flows for 2014 and 2013 have been reclassified to conform to the

2015 presentation. These reclassifications did not impact net cash used in operating activities, net cash used in investing activities or net cash provided by financing activities.

Investment in Real Estate Properties

Upon acquisition, the purchase price of a property is allocated to land, building, and intangible lease assets and liabilities. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with the 2015 and 2014 acquisitions. Costs associated with the acquisition of a property, including acquisition fees paid to Industrial Property Advisors LLC (the “Advisor”) are expensed as incurred.

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

Land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities, which are collectively referred to as “real estate assets,” are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of the Company’s real estate assets are capitalized as incurred. These costs include capitalized interest and development acquisition fees. The Company does not capitalize any other costs, such as taxes, salaries or other general and administrative expenses. See “Capitalized Interest” below for additional detail. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.

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

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the years ended December 31, 2015 and 2014, the Company did not record any impairment charges related to real estate assets. The Company had no real estate assets as of December 31, 2013.

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

The Company evaluates its investment in the unconsolidated joint venture for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, the Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If the Company determined any decline in value is other-than-temporary, the Company would recognize an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the unconsolidated joint venture for the year ended December 31, 2015. See “Note 5” for additional information regarding the unconsolidated joint venture.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities at the acquisition date of three months or less.

Straight-line Rent and Tenant Receivables

Straight-line rent and tenant receivables include all straight-line rent and accounts receivable, net of allowances. The Company maintains an allowance for estimated losses that may result from the inability of certain of its customers to make required payments. If a customer fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2015, the Company’s allowance for doubtful accounts was approximately $0.1 million. There was no allowance for doubtful accounts as of December 31, 2014.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related credit facilities. Unamortized deferred financing costs are written off if debt is retired before its maturity date. Accumulated amortization of deferred financing costs was approximately $1.3 million and $0.3 million as of December 31, 2015 and 2014, respectively. The Company’s interest expense for the years ended December 31, 2015 and 2014 included $1.1 million and $0.3 million, respectively, of amortization of financing costs. There was no amortization of financing costs for the year ended December 31, 2013.

Capitalized Interest

The Company capitalizes interest as a cost of development. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the year ended December 31, 2015, approximately $0.5 million of interest was capitalized. There was no capitalized interest for years ended December 31, 2014 and 2013.

Distribution Fees

Distribution fees are paid monthly. The Company accrues distribution fees as they become contractually payable to Dividend Capital Securities LLC (the “Dealer Manager”). The Company records distribution fees as they are incurred as a reduction to additional paid-in capital received from the sale of shares of common stock. See “Note 11” for additional information regarding when distribution fees become payable.

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

Revenue Recognition

The Company records rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, the Company records receivables from tenants for rent that the Company expects to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation.

Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred. For the years ended December 31, 2015 and 2014, tenant reimbursement revenue recognized in rental revenues was approximately $11.5 million and $1.4 million, respectively. There was no tenant reimbursement revenue for the year ended December 31, 2013.

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

Share-Based Compensation

The Company accounts for share-based compensation related to restricted stock issued to certain eligible individuals using a fair value based methodology, which is based upon the stock price on the grant date and requires the amount of related expense to be adjusted to the fair value of the award at the end of each reporting period until the awards have fully vested. Share-based compensation expense for restricted stock is amortized using a graded vesting attribution method and is recognized in general and administrative expenses in the Company’s consolidated statements of operations.

Organization and Offering Expenses

Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company is not successful in raising additional equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 11” for additional information regarding when organization and offering expenses become reimbursable.

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

Net Loss Per Common Share

The Company computes net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period for each class. There are no class specific expenses and each class of common stock shares equally in the profits and losses of the Company. There were no dilutive shares for the years ended December 31, 2015, 2014 and 2013.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset, and in August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which expands guidance provided in ASU 2015-03. ASU 2015-15 states that it is permissible to present debt issuance costs as an asset and to subsequently amortize the deferred issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”), which contains amendments that clarify and simplify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2015. All other amendments were effective upon its issuance. The implementation of this update did not and is not expected to have a material impact on the Company’s consolidated financial statements.

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

3. ACQUISITIONS

The Company acquired 100% of the following properties during the years ended December 31, 2015 and 2014:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
2015 Acquisitions:
Newark Distribution Center	1/6/2015	1	$8,523	$10,217	$825	$347	$-	$19,912
Totowa Commerce Center	1/23/2015	1	10,715	13,421	2,927	-	(813)	26,250
8A Distribution Center	2/2/2015	1	7,949	15,071	836	-	(382)	23,474
Bayport Distribution Center	2/17/2015	2	4,807	31,788	2,436	184	-	39,215
Tuscany Industrial Center (2)	3/12/2015	1	1,621	8,812	1,091	-	-	11,524
8A Distribution Center II	5/1/2015	1	5,516	8,650	1,284	-	-	15,450
Livermore Distribution Center	5/1/2015	1	4,885	19,869	2,533	-	(1,531)	25,756
Chastain Meadows Distribution Center	6/1/2015	5	5,362	34,530	4,971	933	(146)	45,650
Auburn Distribution Center	6/10/2015	1	3,984	11,215	1,411	405	-	17,015
Carol Stream Distribution Center	7/20/2015	1	7,136	10,222	1,985	2,057	-	21,400
Houston Industrial	7/30/2015,
Portfolio	9/25/2015	3	9,969	30,642	3,133	150	(175)	43,719
Wilson Commerce Center	8/7/2015	1	1,897	23,554	2,460	126	(138)	27,899
Interstate South Distribution Center	8/25/2015	1	2,523	16,368	689	-	(215)	19,365
Kelley Point Distribution Center	9/9/2015	5	12,710	55,841	6,579	-	(1,570)	73,560
Aurora Distribution Center	9/21/2015	1	4,007	13,690	2,107	1,196	-	21,000
Salt Lake City Distribution Center	10/23/2015	1	3,514	11,702	1,559	-	-	16,775
York Distribution Center	11/10/2015	1	4,378	11,050	1,467	-	(495)	16,400
Etiwanda Industrial Center	11/13/2015	3	8,916	7,400	944	-	(87)	17,173
Cincinnati Industrial Center	11/23/2015	4	3,595	27,250	3,747	173	(313)	34,452
Mid Counties Distribution Center	12/1/2015	1	8,418	8,334	1,449	-	-	18,201
Chicago Industrial Portfolio	12/17/2015	5	16,711	50,253	4,898	271	(2,533)	69,600
Atlanta Industrial Portfolio	12/17/2015	14	11,642	54,917	8,333	653	(39)	75,506
Lehigh Valley Distribution Center	12/22/2015	1	9,485	26,059	2,583	-	(527)	37,600
Phoenix Industrial Portfolio	12/22/2015	5	8,722	25,480	4,340	115	(674)	37,983
Golden State Portfolio	12/23/2015	10	88,305	70,546	11,043	389	(1,828)	168,455
Northwest Industrial Center	12/29/2015	8	15,765	17,224	3,987	484	(382)	37,078
Other acquisitions	Various	19	42,272	85,218	11,603	96	(1,159)	138,030

Total 2015 Acquisitions		98	$313,327	$699,323	$91,220	$7,579	$(13,007)	$1,098,442

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
2014 Acquisitions:
West Valley Distribution Center	1/15/2014	1	$3,051	$4,241	$657	$85	$(182)	$7,852
Century Distribution Center	3/17/2014	1	2,854	8,102	824	-	(268)	11,512
Rialto Distribution Center	6/6/2014	1	6,575	12,965	1,363	-	(953)	19,950
Windham Industrial Center	6/30/2014	1	2,808	7,493	696	-	(97)	10,900
Meadows Distribution Center	9/4/2014	1	1,686	6,043	242	-	-	7,971
Corridor Industrial Center	9/16/2014	1	4,247	4,795	868	15	(44)	9,881
O’Hare Distribution Center	9/17/2014	1	11,140	13,347	2,048	415	-	26,950
Corridor Industrial Center II	9/29/2014	3	11,500	13,135	2,180	41	(59)	26,797
Normal Junction Commerce Center	10/21/2014	2	2,780	8,540	1,289	-	(156)	12,453
Mechanicsburg Distribution Center	10/23/2014	1	1,931	5,548	896	-	-	8,375
CentrePort Distribution Center	10/31/2014	1	2,795	12,738	1,394	-	(234)	16,693
Richmond Distribution Center	10/31/2014	1	8,185	9,847	818	-	(500)	18,350
Auburn Industrial Center	11/12/2014	1	2,576	4,549	683	42	-	7,850
Dallas Distribution Portfolio (3)	11/26/2014	3	12,987	60,924	723	-	(37)	74,597
Portland Industrial Center	12/18/2014	9	18,422	36,797	4,684	11	(2,678)	57,236
Peachtree Industrial Center (3)	12/24/2014	4	6,461	38,593	5,026	146	(140)	50,086
Other acquisitions	Various	9	13,483	23,918	4,057	493	(280)	41,671

Total 2014 Acquisitions		41	$113,481	$271,575	$28,448	$1,248	$(5,628)	$409,124

(1)	Total purchase price exclusive of transfer taxes, due diligence expenses, and other closing costs equals consideration paid. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information at the time of acquisition and, therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.
(2)	In August 2015, the Company sold Tuscany Industrial Center to the BTC Partnership, as defined in “Note 5,” and it was subsequently deconsolidated.
(3)	In February 2015, the Company deconsolidated the Dallas Distribution Portfolio and the Peachtree Industrial Center in connection with the sale of 49.0% of its ownership interest in the BTC Partnership as defined in “Note 5.”

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with the 2015 acquisitions, as of the respective date of each acquisition, were as follows:

Property	Amortization period
(years)
Newark Distribution Center	3.6
Totowa Commerce Center	8.2
8A Distribution Center	4.2
Bayport Distribution Center	6.3
Tuscany Industrial Center (1)	10.1
8A Distribution Center II	10.0
Livermore Distribution Center	5.7
Chastain Meadows Distribution Center	4.1
Auburn Distribution Center	8.6
Carol Stream Distribution Center	8.1
Houston Industrial Portfolio	5.0
Wilson Commerce Center	3.9
Interstate South Distribution Center	1.5
Kelley Point Distribution Center	4.1
Aurora Distribution Center	10.0
Salt Lake City Distribution Center	6.2
York Distribution Center	5.3
Etiwanda Industrial Center	2.3
Cincinnati Industrial Center	3.8
Mid Counties Distribution Center	7.0
Chicago Industrial Portfoio	5.3
Atlanta Industrial Portfolio	4.4
Phoenix Industrial Portfolio	3.1
Lehigh Valley Distribution Center	3.0
Golden State Portfolio	3.8
Northwest Industrial Center	3.7
Other acquisitions	5.1

(1)	In August 2015, the Company sold the Tuscany Industrial Center to the BTC Partnership, as defined in “Note 5,” and it was subsequently deconsolidated.

Pro Forma Financial Information (Unaudited)

The table below includes the following: (i) actual revenues and net loss for the 2015 acquisitions (as described above) included in the Company’s consolidated statements of operations for the year ended December 31, 2015; and (ii) pro forma revenues and net loss reflecting the 2015 and 2014 acquisitions, as if the date of each acquisition had been January 1, 2014 and January 1, 2013, respectively. The table below does not include pro forma adjustments for any acquisitions sold to the BTC Partnership, as defined in “Note 5,” and subsequently deconsolidated. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Year Ended December 31,
(in thousands)	2015	2014
Actual:
Total revenues	$25,393	$6,645

Net loss	$(882)	$(11,698)

Pro forma:
Total revenues (1)	$115,775	$115,709

Net loss (2)	$(2,275)	$(27,810)

(1)	In deriving the pro forma total revenues, an adjustment was made to include incremental revenue of $64.6 million and $109.1 million for the years ended December 31, 2015 and 2014, respectively. The incremental rental revenue was determined based on each acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis; and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue with respect to the acquired properties.
(2)	In deriving the pro forma net loss, an adjustment was made to exclude acquisition-related expenses of $31.8 million and $12.1 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2014, the pro forma net loss was adjusted to include acquisition-related expenses of $31.8 million relating to the 2015 acquisitions, as if these expenses had been incurred as of January 1, 2014.

4. INVESTMENT IN REAL ESTATE PROPERTIES

As of December 31, 2015 and 2014, the Company’s consolidated investment in real estate properties consisted of 131 and 41 industrial buildings, respectively.

(in thousands)	December 31, 2015	December 31, 2014
Land	$405,739	$113,481
Building and improvements	866,032	272,236
Intangible lease assets	123,451	30,319
Construction in progress	11,023	834

Investment in real estate properties	1,406,245	416,870
Less accumulated depreciation and amortization	(32,050)	(4,101)

Net investment in real estate properties (1)	$1,374,195	$412,769

(1)	In February 2015, the Company deconsolidated seven industrial buildings in connection with the sale of 49.0% of its ownership interest in the BTC Partnership, as defined in “Note 5.” Additionally, in August 2015, the Company sold the Tuscany Industrial Center to the BTC Partnership and it was subsequently deconsolidated. As of December 31, 2015, the aggregate amount of net investment in real estate properties deconsolidated was $136.7 million, which consisted of $21.1 million of land, $108.5 million of net building and improvements and $7.1 million of net intangible lease assets. See “Note 5” for additional information concerning the BTC Partnership.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of December 31, 2015 and 2014 include the following:

	December 31, 2015			December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$114,768	$(15,039)	$99,729	$29,071	$(2,073)	$26,998
Above-market lease assets (1)	8,683	(815)	7,868	1,248	(81)	1,167
Below-market lease liabilities (2)	(18,431)	2,474	(15,957)	(5,628)	369	(5,259)

(1)	Included in net investment in real estate properties on the consolidated balance sheets.
(2)	Included in other liabilities on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2015, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
2016	$29,652	$1,810	$(3,795)
2017	20,893	1,473	(3,175)
2018	15,986	1,245	(2,547)
2019	10,113	797	(1,885)
2020	7,572	645	(1,657)
Thereafter	15,513	1,898	(2,898)

Total	$99,729	$7,868	$(15,957)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2015, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
2016	$79,248
2017	74,344
2018	67,556
2019	53,227
2020	45,188
Thereafter	123,265

Total	$442,828

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$3,868	$431	$-
Above-market lease amortization	(742)	(81)	-
Below-market lease amortization	2,140	369	-
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$14,593	$1,947	$-
Intangible lease asset amortization	13,632	2,073	-

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In February 2015, the Company admitted two investors as limited partners (together, the “BCIMC Limited Partner”) into the Build-To-Core Industrial Partnership I LP (the “BTC Partnership”) and entered into an amended and restated agreement of limited partnership of the BTC Partnership, setting forth the terms pursuant to which the Company and the BCIMC Limited Partner have, and will continue to, jointly invest in a portfolio of industrial properties located in certain major U.S. distribution markets. As of December 31, 2015, the Company had a 51.0% ownership interest in the joint venture and the BCIMC Limited Partner owned the remaining 49.0% interest. See “Note 15” for additional information regarding the sell-down of the Company’s ownership interest in the BTC Partnership.

Upon admission of the BCIMC Limited Partner to the BTC Partnership, the BTC Partnership owned seven industrial buildings with a carrying value of approximately $124.9 million and the BTC Partnership was previously consolidated by the Company. As a result of the admission of the BCIMC Limited Partner, the Company deconsolidated the BTC Partnership. Concurrently, the BCIMC Limited Partner invested approximately $61.2 million to acquire their 49.0% interest in the BTC Partnership, of which $60.3 million was distributed to the Company. The transaction resulted in a sale for financial reporting purposes.

As of December 31, 2015, the BTC Partnership had acquired 21 industrial buildings (including the Dallas Distribution Portfolio, the Peachtree Industrial Center and the Tuscany Industrial Center, as described in “Note 3”) for an aggregate purchase price of approximately $261.6 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. Additionally, as of December 31, 2015, the BTC Partnership had one building under construction and four buildings in the pre-construction phase.

In June 2015, the BTC Partnership entered into a secured revolving credit facility with an initial aggregate commitment of $80.0 million. In August 2015, the BTC Partnership expanded the commitment to an aggregate amount of $150.0 million. The line of credit is guaranteed by the BTC Partnership and each subsidiary owner of a collateralized property. The BTC Partnership has the ability to expand the commitment further up to a maximum aggregate amount of $300.0 million, subject to certain conditions. The line of credit matures in June 2018, and may be extended pursuant to two one-year extension options, subject to the satisfaction of certain financial covenants and other customary conditions and the payment of extension fees. The primary interest rate is variable and is equal to either (a) the greater of (i) the prime rate announced by Regions Bank, (ii) the Federal Funds Effective Rate plus 0.50% per annum, and (iii) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% per annum, plus a margin of either 1.10% or 1.25% (depending on the pool debt yield), or (b) one-month LIBOR plus a margin of either 2.10% or 2.25% (depending on the pool debt yield). The line of credit is available to finance general working capital purposes, including but not limited to the acquisition, development and redevelopment of industrial real estate, the operation of properties, and for corporate purposes. As of December 31, 2015, the Company had guaranteed 51.0% of any interest shortfall. This guarantee was subsequently reduced in conjunction with the sell-down of the Company’s ownership interest as described in “Note 15” such that the Company’s guarantee obligation is equal to 20.0% of any interest shortfall. As of December 31, 2015, the BTC Partnership had $89.5 million outstanding under the line of credit with an interest rate of 2.68%. The unused portion was $60.5 million, of which $5.3 million was available.

The following is a summary of certain financial data of the BTC Partnership:

(in thousands)	For the Year Ended December 31, 2015
Operating data:
Total revenues	$8,064
Total operating expenses	$(11,341)
Total other expenses	$(666)
Net loss	$(3,943)

(in thousands)	As of December 31, 2015
Balance sheet data:
Net investment in properties	$314,325
Cash and cash equivalents	$5,915
Total assets	$325,665
Debt	$128,975
Total liabilities	$140,666
Partners’ capital	$184,999

6. DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its unsecured line of credit, unsecured term loan and mortgage note debt. Borrowings under the mortgage note are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Effective Interest Rate as of		Maturity Date	Balance as of
($ in thousands)	December 31, 2015	December 31, 2014		December 31, 2015	December 31, 2014
Unsecured line of credit	1.83%	2.07%	January 2020	$265,000	$235,000
Unsecured term loan	1.78%	-%	January 2021	250,000	-
Fixed-rate mortgage note	3.52%	-%	October 2023	100,000	-

Total / Weighted-Average	2.08%	2.07%		$615,000	$235,000

Gross book value of properties encumbered by debt				$151,754	$-

As of December 31, 2015, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loan	Mortgage Note	Total
2016	$-	$-	$-	$-
2017	-	-	-	-
2018	-	-	-	-
2019	-	-	314	314
2020	265,000	-	1,924	266,924
Thereafter	-	250,000	97,762	347,762

Total principal payments	$265,000	$250,000	$100,000	$615,000

(1)	The line of credit may be extended pursuant to one-year extension option, subject to certain conditions.

Line of Credit and Term Loan

In December 2015, the Company amended and increased the amount of its then existing $400.0 million credit facility by amending it to provide for a $500.0 million revolving credit facility and a $250.0 million term loan facility. The Company has the ability to increase the size of the aggregate commitment under the revolving credit agreement by an additional $250.0 million up to a total of $1.0 billion, subject to certain conditions. The line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. The term loan matures in January 2021. The primary interest rate is variable and is calculated based on (i) LIBOR multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30% for the line of credit and 1.35% to 2.20% for the term loan, or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30% for the line of credit and 0.35% to 1.20% for the term loan, each depending on the Company’s consolidated leverage ratio and whether the Company has received investment grade ratings. The line of credit and term loan are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. As of December 31, 2015, the unused and available portion under the line of credit was $235.0 million.

Mortgage Note

In September 2015, the Company entered into a $100.0 million fixed rate mortgage note. The mortgage note requires interest-only monthly payments for the first four years and monthly payments of principal and interest thereafter (based on a 30-year amortization schedule). The mortgage note is (i) non-recourse except for standard carve-outs including those relating to environmental matters, intentional misrepresentations by certain of the Company’s indirect subsidiaries (the “Borrower”), misappropriation of funds, waste, unapplied security deposits, taxes and failure to maintain insurance and (ii) full recourse for voluntary bankruptcy and/or certain involuntary bankruptcy of the Borrower and violation by the Borrower of certain covenants. The recourse obligations will be guaranteed by the Operating Partnership and, per the terms of the guaranty, the Operating Partnership is required to maintain certain net worth requirements during the term of the mortgage note.

Debt Covenants

The Company’s line of credit, term loan and mortgage note contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of December 31, 2015.

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

The table below includes the fair value for the Company’s financial instruments. The carrying value and fair value of these financial instruments were as follows:

	December 31, 2015		December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$265,000	$265,000	$235,000	$235,000
Term loan	250,000	250,000	-	-
Morgtage note	100,000	97,958	-	-

As of December 31, 2015 and 2014, the Company had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

Term Loan. The fair value of the term loan is estimated using discounted cash flow methods based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

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

8. INCOME TAXES

The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2015, 2014 and 2013. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination by the taxing authority is 2012.

Distributions

Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the year ended December 31, 2015, 2014 and 2013.

The unaudited preliminary taxability of the Company’s 2015, 2014 and 2013 distributions was:

	For the Year Ended December 31,
	2015	2014	2013
Per common share:
Ordinary income	$0.367	$0.469	$-
Non-taxable return of capital	0.143	-	0.225
Long-term capital gain	-	-	-

Total distribution	$0.510	$0.469	$0.225

9. STOCKHOLDERS’ EQUITY

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

Reclassification of Shares

On August 14, 2015, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock into Class A shares and Class T shares. The SEC declared the post-effective amendment effective on August 19, 2015, at which time the Company began offering for sale up to $1.5 billion in shares of common stock at a price of $10.44 per Class A share and $9.83 per Class T share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.92 per Class A share and $9.83 per Class T share. In each case, the offering price was arbitrarily determined by the Company’s board of directors by taking the Company’s estimated net asset value (“NAV”) as of June 30, 2015 of $9.24 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to the Class A shares and the Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to the Company will be the same for both Class A shares and Class T shares. The NAV is not subject to audits by the Company’s independent registered public accounting firm. The Class A shares and Class T shares have identical rights and privileges, including voting rights, but have differing fees that are payable on a class-specific basis, as described in “Note 11.” The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares. The Company’s shares of common stock consist of Class A shares and Class T shares, all of which are collectively referred to herein as shares of common stock.

The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. The Dealer Manager, a related party, provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that was initially expected to end no later than two years after the effective date of the Offering, or July 24, 2015, but was extended by the Company’s board of directors for up to an additional one-year period, expiring on July 24, 2016. The Company’s board of directors may elect to further extend the offering period in accordance with federal securities laws.

A summary of the Company’s public offering, as of December 31, 2015, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$843,725	$180,762	$1,024,487
DRIP offering	10,574	-	10,574

Total offering	$854,299	$180,762	$1,035,061

Number of shares sold:
Primary offering	83,489	18,390	101,879
DRIP offering	1,096	-	1,096

Total offering	84,585	18,390	102,975

As of December 31, 2015, $964.9 million in shares of our common stock remained available for sale pursuant to the Offering in any combination of Class A shares or Class T shares, including $489.4 million in shares available for sale through the Company’s distribution reinvestment plan.

Common Stock

The following table summarizes the changes in each class of common stock for the periods presented below:

	Class A		Class T		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	20	$-	-	$-	20	$-
Issuance of common stock:
Primary shares	400	4	-	-	400	4

Balance as of December 31, 2013	420	$4	-	$-	420	$4

Issuance of common stock:
Primary shares	22,494	225	-	-	22,494	225
DRIP shares	102	1	-	-	102	1
Stock grants	26	-	-	-	26	-
Redemptions	(12)	-	-	-	(12)	-

Balance as of December 31, 2014	23,030	$230	-	$-	23,030	$230

Issuance of common stock:
Primary shares	60,575	606	18,390	184	78,965	790
DRIP shares	994	10	-	-	994	10
Stock grants	79	1	-	-	79	1
Redemptions	(83)	(1)	-	-	(83)	(1)

Balance as of December 31, 2015	84,595	$846	18,390	$184	102,985	$1,030

Dividends

The Company intends to accrue and make cash distributions on a quarterly basis. In addition to the cash distributions, the Company’s board of directors authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2014 in an amount equal to 0.000047945 of a share of common stock on each outstanding share of common stock (which is equal to a quarterly distribution rate of $0.04375 based on the Company’s initial offering price of $10.00 per share). Quarterly cash distributions and stock dividends for each stockholder are calculated for each day the stockholder has been a stockholder of record during such quarter. Cash distributions for stockholders participating in the Company’s distribution reinvestment plan will be reinvested into shares of the Company’s common stock.

Cash Distributions. The following table summarizes the Company’s cash distribution activity (including distributions reinvested in shares of the Company’s common stock):

(in thousands, except per share data)	Payment Date	Amount
		Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distributions Fees (2)	Gross Distributions
2015
December 31	January 13, 2016	$0.13515	$4,751	$5,443	$148	$10,342
September 30	October 15, 2015	0.12500	3,392	3,725	-	7,117
June 30	July 2, 2015	0.12500	2,700	2,900	-	5,600
March 31	April 15, 2015	0.12500	1,756	1,806	-	3,562

Total			$12,599	$13,874	$148	$26,621

2014
December 31	January 14, 2015	$0.12500	$1,198	$1,170	$-	$2,368
September 30	October 15, 2014	0.11875	710	674	-	1,384
June 30	July 15, 2014	0.11250	300	258	-	558
March 31	April 15, 2014	0.11250	74	38	-	112

Total			$2,282	$2,140	$-	$4,422

(1)	The Company did not have any Class T shares of its common stock outstanding prior to the third quarter of 2015. For the fourth quarter of 2015, the Company’s board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the fourth quarter of 2015 at a quarterly rate of $0.13515 per Class A share of common stock and $0.13515 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis).
(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares only. Refer to “Note 11” for further detail regarding distribution fees.

Stock Dividends. There were no stock dividends declared in 2015. The following table summarizes the Company’s special daily stock dividend activity for 2014:

(in thousands)	Issuance Date	Shares	Amount (1)
September 30, 2014	October 1, 2014	51	$515
June 30, 2014	July 1, 2014	22	216
March 31, 2014	April 1, 2014	4	41

Total		77	$772

(1)	Amount based on the Company’s initial offering price of $10.00 per share.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Number of eligible shares redeemed	105	12	-
Aggregate amount of shares redeemed	$1,034	$122	$-
Average redemption price per share	$9.85	$10.00	$-

10. SHARE-BASED COMPENSATION

Equity Incentive Plan

The Company’s Equity Incentive Plan, effective as of July 16, 2013 (the “Equity Incentive Plan”), provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights or other share-based awards. Directors, officers, and employees (if any) of the Company, as well as any advisor or consultant, including employees of the Advisor, a related party, and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided that, the individual is performing bona fide advisory or consulting services for the Company, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s common stock. The Company has registered a total of 2.0 million Class A shares of common stock for issuance pursuant to the Equity Incentive Plan.

Private Placement Equity Incentive Plan

In February 2015, the Company’s board of directors adopted a private placement equity incentive plan. The plan is substantially similar to the Company’s Equity Incentive Plan, except that under the private placement equity incentive plan an eligible participant is defined as any person, trust, association or entity to which the plan administrator desires to grant an award. An aggregate maximum of 2.0 million Class A shares of common stock may be issued upon grant, vesting or exercise of awards under the private placement equity incentive plan.

Restricted Stock Summary

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its equity incentive plan and its private placement equity incentive plan for the year ended December 31, 2015 is as follows:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share
Nonvested shares at December 31, 2013	-	$-
Granted (1)	26	$10.00
Vested (1)	(15)	$10.00
Forfeited	-	$-

Nonvested shares at December 31, 2014 (1)	11	$10.00
Granted (2)	79	$10.11
Vested (2)	(29)	$10.09
Forfeited (2)	(3)	$10.15

Nonvested shares at December 31, 2015 (3)	58	$10.44

(1)	The weighted-average fair value is based on the Company’s initial offering price of $10.00 per share on the grant date.
(2)	The weighted-average fair value is based on (i) the Company’s initial offering price of $10.00 per share for shares granted between January 1, 2015 and August 13, 2015 and (ii) the Company’s new offering price of $10.44 per Class A share, which was determined by the Company’s board of directors on August 13, 2015, for shares granted after August 13, 2015.
(3)	The weighted-average fair value of nonvested shares was remeasured based on the new offering price of $10.44 per Class A share.

The following table summarizes other share-based compensation data:

	For the Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Share-based compensation expense	$465	$202	$-
Total fair value of restricted stock vested	$285	$150	$-
Weighted-average grant date fair value of restricted stock granted, per share	$10.11	$10.00	$-

As of December 31, 2015, the aggregate unrecognized compensation cost related to the restricted stock was approximately $0.4 million and is expected to be fully recognized over a weighted-average period of 0.7 years.

11. RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the third amended and restated advisory agreement, dated August 14, 2015, by and among the Company, the Operating Partnership, and the Advisor, as amended on February 17, 2016 (the “Advisory Agreement”). The current term of the Advisory Agreement ends August 14, 2016, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services in connection with the Offering. The Advisor and the Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 7.0% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager, a portion of which may be reallowed to unaffiliated participating broker dealers, and are equal to up to 2.5% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering.

Distribution Fees. Distribution fees are payable to the Dealer Manager with the respect to Class T shares only. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of (i) the current gross offering price per Class T share, or (ii) if the Company is no longer offering shares in a public offering, the estimated per share value of Class T shares. If the Company is no longer offering shares in a public offering, but has not reported an estimated per share value subsequent to the termination of the Offering, then the gross offering price in effect immediately prior to the termination of the Offering will be deemed the estimated per share value for purposes of the prior sentence. If the Company reports an estimated per share value prior to the termination of the Offering, the distribution fee will continue to be calculated as a percentage of the then current gross offering price per Class T share until the Company reports an estimated per share value following the termination of the Offering, at which point the distribution fee will be calculated based on the new estimated per share value. In the event the current gross offering price changes during the Offering or an estimated per share value reported after termination of the Offering changes, the distribution fee will change immediately with respect to all outstanding Class T shares issued in the primary offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share was issued.

The quarterly distributions paid with respect to all outstanding Class T shares, including Class T shares issued pursuant to the Company’s distribution reinvestment plan, will be reduced by the monthly distribution fees calculated with respect to Class T shares issued in the primary offering and all Class T shares will receive the same per share distribution. The Company will cease paying distribution fees with respect to all Class T shares on the earliest to occur of the following: (i) a listing of shares of the Company’s common stock on a national securities exchange; (ii) such Class T shares no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A shares and Class T shares would be in excess of 10% of the gross proceeds of the primary portion of the Offering; or (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that total underwriting compensation, including dealer manager fees, sales commissions, and distribution fees with respect to the Class T shares held by a stockholder within his or her particular account, would be in excess of 10% of the total gross investment amount at the time of purchase of the primary Class T shares held in such account.

All or a portion of the distribution fees may be reallowed or advanced by the Dealer Manager to participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers.

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value-add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services. With respect to an acquisition of an interest in a real estate-related entity, the acquisition fee will equal (i) 2.0% of the Company’s proportionate share of the purchase price of the property owned by any real estate-related entity in which the Company acquires a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP, and (ii) 2.0% of the purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2015	2014	2013	2015	2014
Expensed:
Organization costs (1)	$-	$17	$76	$-	$-
Acquisition fees	22,390	8,168	-	941	-
Asset management fees	5,532	902	-	961	-
Other expense reimbursements	326	200	42	19	20

Total	$28,248	$9,287	$118	$1,921	$20

Capitalized:
Development acquisition fees (2)	$282	$-	$-	$39	$-

Additional Paid-In Capital:
Sales commissions	$45,822	$15,490	$124	$498	$115
Dealer manager fees	19,033	5,601	44	500	97
Offering costs (1)	16,048	4,482	-	377	78
Distribution fees (3)	148	-	-	110	-

Total	$81,051	$25,573	$168	$1,485	$290

(1)	As of December 31, 2015, the Advisor had incurred $20.5 million of offering costs and $93,000 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of December 31, 2015, the Company had reimbursed the Advisor $20.5 million related to offering costs and $93,000 related to organization costs. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed 2.0% of the gross offering proceeds from the sale of shares in the Company’s public offerings, without recourse against or reimbursement by the Company.
(2)	Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s consolidated balance sheets.
(3)	Amount payable is included in distributions payable on the consolidated balance sheets. As of December 31, 2015, approximately $9.9 million in distribution fees may be paid to the Dealer Manager within the next five years to the extent it becomes contractually payable.

Joint Venture Fees

With respect to the BTC Partnership described in “Note 5,” IPT BTC I GP LLC (the “General Partner”), the subsidiary of the Company that serves as the general partner of the BTC Partnership, will provide, directly or indirectly by appointing an affiliate or a third party, acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “Advisory Services”). As compensation for providing the Advisory Services, the joint venture will pay the General Partner, or its designee, certain fees in accordance with the terms of the joint venture agreement. Effective February 2015, the General Partner and the Advisor entered into an agreement (the “Services Agreement”), pursuant to which the General Partner appointed the Advisor to provide the Advisory Services and has assigned to the Advisor the fees payable for providing the Advisory Services. As a result of the payment of the fees pursuant to the Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor pursuant to the Services Agreement, and (ii) the percentage interest of the joint venture owned by the Company. For the year ended December 31, 2015, the BTC Partnership incurred approximately $0.9 million in fees (other than acquisition fees) due to the Advisor pursuant to the Services Agreement. In addition, for the year ended December 31, 2015, the BTC Partnership incurred approximately $1.3 million in acquisition fees due to the Advisor related to the acquisition of real properties.

In addition, the BTC Partnership agreement contains procedures for making distributions to the parties, including incentive distributions to the General Partner, which are subject to certain return thresholds being achieved. The General Partner previously agreed to share with the Advisor a portion of any incentive distributions paid to the General Partner by the BTC Partnership in an amount equal to 40% of the percentage interest of the BTC Partnership held by partners other than the General Partner and IPT BTC I LP LLC (the “IPT Limited Partner” and, together with the General Partner, the “IPT Partners”). In January 2016, the General Partner agreed to increase that amount to 60% in conjunction with the sell-down by the IPT Limited Partner of its ownership interest in the BTC Partnership, which reduced the IPT Partners’ ownership interest in the BTC Partnership from 51.0% to 20.0% (as described in “Note 15”).

Expense Support Agreement

The Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Expense Support Agreement, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations (“CDFFO”), as disclosed in the Company’s quarterly and annual reports, for a particular quarter is less than the aggregate distributions that would have been declared for such quarter assuming daily distributions at a specified quarterly rate per share of common stock (the “Baseline Distributions”). Baseline Distributions were equal to: $0.11250 per share from January 1 through June 30, 2014; $0.11875 per share from July 1 through September 30, 2014; and $0.1250 per share from October 1, 2014 through June 30, 2015. In addition, pursuant to the Expense Support Agreement that was in effect through June 30, 2015, prior to the amendment and restatement of the agreement as described below, the Advisor, in its sole discretion, could elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. Subject to certain conditions and limitations, the Advisor is entitled to reimbursement from the Company for any asset management fees that were deferred and any expense support payments that it made pursuant to the agreement that was in effect through June 30, 2015. The amounts potentially reimbursable to the Advisor will begin to expire within three years after the quarter in which such reimbursable amount originated. The amounts deferred or supported through June 30, 2015, will begin to expire in the fourth quarter of 2016 and will fully expire in the second quarter of 2018. As of December 31, 2015, the cumulative amount of expense support payments that is potentially reimbursable to the Advisor was approximately $5.4 million.

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

The table below provides information regarding expense support payment obligations incurred by the Advisor:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Asset management fees	$3,370	$902	$-
Other expense support	-	2,594	306

Total expense support from the Advisor (1)	$3,370	$3,496	$306

(1)	As of December 31, 2015, approximately $0.8 million of expense support was payable to the Company by the Advisor.

Transactions with Affiliates

In September 2012, the Company sold 20,000 shares of common stock to the Advisor at a price of $10.00 per share. The Company subsequently contributed $2,000 to IPT-GP Inc. (“IPT-GP”), which was a wholly-owned subsidiary of the Company and was the sole general partner of the Operating Partnership until March 2013, when IPT-GP was dissolved as described below.

In September 2012, the Operating Partnership issued 19,800 Operating Partnership Units (“OP Units”) to the Company in exchange for $198,000, representing an approximate 99% limited partner interest. In addition, IPT-GP contributed $2,000 to the Operating Partnership in exchange for 200 OP Units, representing an approximate

1% general partner interest. In March 2013, IPT-GP was dissolved and its 200 OP Units, representing the sole general partner interest in the Operating Partnership, were distributed to the Company as the sole stockholder of IPT-GP. As a result, the Company owns 20,000 OP Units and is the general partner and a limited partner of the Operating Partnership. The rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets. Additionally, the Operating Partnership issued 100 partnership units (“Special Units”) to Industrial Property Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. These units are classified as noncontrolling interests. See “Note 12” for additional information regarding the issuance of Special Units.

12. NONCONTROLLING INTERESTS

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

13. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2015.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2015
Total revenues	$8,251	$10,150	$13,510	$19,223
Total operating expenses	$(12,119)	$(13,445)	$(22,244)	$(35,198)
Total other expenses	$(1,713)	$(1,862)	$(2,359)	$(3,114)
Expense support from the Advisor	$542	$1,034	$441	$1,353
Net loss	$(5,039)	$(4,123)	$(10,652)	$(17,736)
Net loss attributable to common stockholders	$(5,039)	$(4,123)	$(10,652)	$(17,736)
Net loss per common share—basic and diluted (1)	$(0.18)	$(0.09)	$(0.19)	$(0.23)
Weighted-average shares outstanding	28,485	44,770	56,948	76,522
2014
Total revenues	$185	$690	$1,503	$4,267
Total operating expenses	$(1,250)	$(2,417)	$(4,645)	$(12,526)
Total other expenses	$(137)	$(162)	$(158)	$(544)
Expense support from the Advisor	$487	$870	$1,160	$979
Net loss	$(715)	$(1,019)	$(2,140)	$(7,824)
Net loss attributable to common stockholders	$(715)	$(1,019)	$(2,140)	$(7,824)
Net loss per common share—basic and diluted (1)	$(0.72)	$(0.21)	$(0.18)	$(0.41)
Weighted-average shares outstanding	991	4,946	11,645	18,939

(1)	Quarterly net loss per common share amounts do not total the annual net loss per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net loss per share calculation.

15. SUBSEQUENT EVENTS

Status of Offering

A summary of the Company’s public offering, as of March 2, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$896,129	$273,026	$1,169,155
DRIP offering	15,620	401	16,021

Total offering	$911,749	$273,427	$1,185,176

Number of shares sold:
Primary offering	88,524	27,775	116,299
DRIP offering	1,605	41	1,646

Total offering	90,129	27,816	117,945

As of March 2, 2016, $814.8 million in shares of our common stock remained available for sale pursuant to the Offering in any combination of Class A shares or Class T shares, including $484.0 million in shares available for sale through the Company’s distribution reinvestment plan.

Derivative Instruments

In January 2016, the Company entered into five LIBOR-based interest swap agreements to hedge LIBOR on the term loan for an aggregate notional amount of $250.0 million. The interest rate swaps had an effective date of January 2016 and fixed LIBOR at a weighted-average of 1.17%, with an all-in interest rate ranging from 2.52% to 3.37%, depending on the Company’s consolidated leverage ratio. The interest rate swaps will expire in October 2020.

BTC Partnership

On January 28, 2016, the IPT Limited Partner sold and assigned to the bcIMC (USA) Realty Div A2 LLC (the “BCIMC USA Limited Partner”) a portion of its interest in the BTC Partnership equal to a 31.0% interest in the BTC Partnership for a purchase price equal to $58.6 million pursuant to that certain interest purchase agreement. As a result of this transaction, the IPT Partners have a 20.0% ownership interest in the joint venture and bcIMC International Real Estate (2004) Investment Corporation and bcIMC (WCBAF) Realpool Global Investment Corporation, together with the BCIMC USA Limited Partner, own the remaining 80.0% interest.

In addition, the BTC Partnership agreement contains procedures for making distributions to the parties, including incentive distributions to the General Partner, which are subject to certain return thresholds being achieved. The General Partner previously agreed to share with the Advisor a portion of any incentive distributions paid to the General Partner by the BTC Partnership in an amount equal to 40.0% of the percentage interest of the BTC Partnership held by partners other than the IPT Partners. In January 2016, the General Partner agreed to increase that amount to 60.0% in conjunction with the sell-down by the IPT Limited Partner of its ownership interest in the BTC Partnership, which reduced the IPT Partners’ ownership interest in the BTC Partnership from 51.0% to 20.0% (as described above).

Completed Acquisitions

Victory Industrial Portfolio. On January 13, 2016, the Company acquired a portfolio of five industrial buildings totaling approximately 1.0 million square feet. These buildings are located in the Dallas, Houston, Oklahoma City, San Antonio, and Louisville markets and are 100% leased to one customer with a weighted-average remaining lease term (based on square feet) of 10.1 years. The total purchase price was $59.9 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering and borrowings under its line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $1.2 million to the Advisor in connection with this acquisition.

National Distribution Portfolio. On January 29, 2016, the Company acquired a portfolio of seven industrial buildings totaling approximately 2.6 million square feet. These buildings are located in the Memphis, San Francisco Bay Area, and Indianapolis markets and are 84.2% leased to eight customers with a weighted-average remaining lease term (based on square feet) of 5.5 years. The total purchase price was $114.5 million, exclusive of transfer taxes, due diligence expenses and other closing costs. The Company funded this acquisition with proceeds from the Offering and borrowings under its line of credit. Pursuant to the terms of the Advisory Agreement, the Company paid an acquisition fee of $2.3 million to the Advisor in connection with this acquisition.

The purchase price allocations for these acquisitions have not been completed as of the date of this report and will be based on the Company’s estimate of the fair value determined from all available information. The purchase price allocations will be finalized within the measurement period, which will not exceed 12 months from the respective date of each acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Articles Supplementary of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.6	Articles of Amendment of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.7	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix E to the prospectus included in Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2015.

4.2	Amended and Restated Share Redemption Program, effective as of September 15, 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.1	Amended and Restated Escrow Agreement, dated as of August 13, 2013, by and among Dividend Capital Securities LLC, Industrial Property Trust Inc. and UMB Bank, N.A. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

EXHIBIT NUMBER	DESCRIPTION

10.2	Management Agreement, dated as of July 16, 2013, by and between Industrial Property Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.3	Industrial Property Trust Inc. Equity Incentive Plan, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.4	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and each of the following persons as of July 16, 2013: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke and Stanley A. Moore. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.5	Purchase and Sale Agreement dated August 5, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.6	First Amendment to Purchase and Sale Agreement dated September 4, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.7	Reinstatement and Second Amendment to Purchase and Sale Agreement dated September 19, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.8	Third Amendment to Purchase and Sale Agreement dated November 22, 2013, by and among IIT Acquisitions LLC and IPT West Valley DC LLC. Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.9	Assignment and Assumption Agreement dated December 18, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.10	Credit Agreement, dated as of January 13, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Bookrunner and Co-Lead Arranger; and Wells Fargo Securities, LLC, as Co-Bookrunner and Co-Lead Arranger. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2014.

10.11	Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2014.

10.12	Amendment to Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.13	Purchase and Sale Agreement, dated February 10, 2014, by and between Paula Begoun Investments, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.14	Amended and Restated Credit Agreement, dated as of February 14, 2014, among Industrial Property Operating Partnership LP; the lenders party hereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Lead Arranger and Joint Bookrunner; and Wells Fargo Securities, LLC, as Co-Lead Arranger and Joint Bookrunner; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.15	Purchase and Sale Agreement, dated as of February 18, 2014, by and between CPDC III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.16	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2014, by and between IPT Acquisitions LLC and ProLogis-A4 FL I LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.17	Purchase and Sale Agreement, dated May 13, 2014, between TPRF III/Rialto Industrial LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.18	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2014, by and between IPT Acquisitions LLC and Palmtree Acquisition Corporation. Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.19	Purchase and Sale Agreement, dated June 6, 2014, by and between Kylie Capital LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.20	Purchase and Sale Agreement, dated July 29, 2014, by and between Baird Investment Company, Frederick C. Mansfield, Trustee of the Sylvia Baldwin Mansfield Trust dated November 21, 1975, as amended and restated, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.21	Purchase and Sale Agreement, dated August 5, 2014, by and between IPT Acquisitions LLC and Avera Development, LLC. Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.22	Agreement of Sale, dated September 5, 2014, by and between IPT O’Hare DC LLC and IAC 1000 County Line L.L.C. Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.23	Purchase and Sale Agreement, dated September 5, 2014, by and between CRP-3 BWIC I, LLC, CRP-3 BWIC II, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.24	Purchase and Sale Agreement, dated September 16, 2014, by and between Elgin Realty Company, LLP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.25	Contract for Sale and Purchase, dated October 15, 2014, by and between CostCo Way 8, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2014.

10.26	Agreement of Purchase and Sale, dated October 31, 2014, by and between CRP Oakmont Flower Mound, L.L.C., CRP Oakmont Grand Prairie, L.L.C., and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.27	Purchase and Sale Agreement, dated November 19, 2014, by and between Totowa Property Associates, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.28	Second Amended and Restated Credit Agreement, dated as of November 21, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 25, 2014.

10.29	Real Estate Contract, dated December 4, 2014, by and between Carson Bayport I LP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.30	Purchase and Sale Agreement, dated December 8, 2014, by and between Holman Distribution Center of Oregon, Inc., Hawthorne Investment Company, Clark Family LLC, Clark Properties North Wing LLC and Clark Properties South Wing LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.31	Sale, Purchase and Escrow Agreement, dated December 9, 2014, among Peachtree North Business Park, LLC, IPT Acquisitions LLC and Calloway Title and Escrow, LLC. Incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.32	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 19, 2014, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint

EXHIBIT NUMBER	DESCRIPTION

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

10.33	Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of February 12, 2015, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, bcIMC International Real Estate (2004) Investment Corporation, and bcIMC (WCBAF) Realpool Global Investment Corporation. Incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.34	Amended and Restated Agreement by and between IPT BTC I GP LLC and Industrial Property Advisors LLC, effective as of February 12, 2015. Incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.35	Private Placement Equity Incentive Plan, dated February 26, 2015. Incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.36	Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan. Incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.37	Form of Director Stock Grant Agreement for Equity Incentive Plan. Incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.38	Form of Restricted Stock Grant Agreement for Consultants for Equity Incentive Plan. Incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.39	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 16, 2015, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.40	Credit Agreement, dated as of June 5, 2015, by and among BTC Intermediate Holdco LP, Build-To-Core Industrial Partnership I LP, each of the subsidiary guarantors party thereto from time to time, Regions Bank, the other lenders party thereto and other lenders that may become parties thereto, U.S. Bank National Association and Regions Capital Markets and U.S. Bank National Association. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2015.

10.41	Amendment to the Second Amended and Restated Expense Support and Conditional Reimbursement Agreement, effective as of June 30, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

EXHIBIT NUMBER	DESCRIPTION

10.42	Third Amended and Restated Advisory Agreement, dated as of August 14, 2015, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.43	Second Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of August 14, 2015, among Industrial Property Trust, Inc., as general partner, and the Limited Partners thereto. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.44	Third Amended and Restated Waiver and Expense Support Agreement, effective as of August 14, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.45	Amendment No. 2 to the Selected Dealer Agreement, dated as of August 28, 2015, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2015.

10.46	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and John S. Hagestad as of September 2, 2015. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.47	Loan Agreement, dated as of September 25, 2015, by and among IPT Bayport DC LP, IPT Centreport DC LP, IPT Century DC LP, IPT Livermore DC LP, IPT Rialto DC LP, IPT O’Hare DC LLC and IPT Windham IC LLC, as Borrower, and Teachers Insurance and Annuity Association of America, as Lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2015.

10.48*	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company II, LLC and IPT Acquisitions LLC.

10.49*	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company III, LLC and IPT Acquisitions LLC.

10.50*	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company V, LLC and IPT Acquisitions LLC

10.51*	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company IX, LLC and IPT Acquisitions LLC.

10.52*	Amendment No. 1 to Amended and Restated Agreement dated as of November 25, 2015 by and between IPT BTC I GP LLC and Industrial Property Advisors LLC.

10.53*	Purchase and Sale Agreement, dated November 27, 2015, by and between AP Zephyr Street LLC, AP Commerce Parkway LLC, AP Polk Lane LLC, AP Quality Drive LLC, AP Quest Way LLC, AP MIAC Cove LLC, AP Pleasant Hill LLC and IPT Acquisitions LLC.

10.54	Third Amended and Restated Credit Agreement, dated as of December 8, 2015, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Lead Arranger and Joint Bookrunner; Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger; Bank of America, N.A., as Co-Documentation Agent; U.S. Bank National Association,

EXHIBIT NUMBER	DESCRIPTION

as Joint Lead Arranger and Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2015.

10.55*	Interest Purchase Agreement, dated December 28, 2015, by and between bcIMC (USA) Realty Div 2A LLC and IPT BTC I LP LLC.

21.1*	List of Subsidiaries of Industrial Property Trust Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 10, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Industrial Property Trust Inc.:

Under date of March 10, 2016, we reported on the consolidated balance sheets of Industrial Property Trust Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

March 10, 2016

INDUSTRIAL PROPERTY TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2015 (3)			Accumulated Depreciation and Amortization (5)	Acquisition Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (4)	Total Costs		Land	Buildings and Improvements (4)	Total Costs (5)
Consolidated Industrial Properties:
West Valley Distribution Center in Kent, WA	1	$-	$3,051	$4,801	$7,852	$226	$3,051	$5,027	$8,078	$(853)	1/15/2014	1-20
Century Distribution Center in Houston, TX	1	7,772	2,854	8,658	11,512	-	2,854	8,658	11,512	(511)	3/17/2014	1-40
Oakesdale Commerce Center in Renton, WA	1	-	1,483	2,518	4,001	259	1,483	2,777	4,260	(317)	3/28/2014	1-40
Medley Distribution Center in Medley, FL	1	-	1,090	2,970	4,060	-	1,090	2,970	4,060	(335)	5/9/2014	1-40
Rialto Distribution Center in Rialto, CA	1	13,776	6,575	13,375	19,950	-	6,575	13,375	19,950	(774)	6/6/2014	1-40
Palm Beach Commerce Center in Boca Raton, FL	1	-	1,425	5,775	7,200	18	1,425	5,793	7,218	(523)	6/20/2014	1-20
Windham Industrial Center in Romeoville, IL	1	6,700	2,808	8,092	10,900	418	2,808	8,510	11,318	(794)	6/30/2014	1-30
Meadows Distribution Center in Alpharetta, GA	1	-	1,686	6,285	7,971	868	1,686	7,153	8,839	(313)	9/4/2014	1-30
Corridor Industrial Center in Savage, MD	1	-	4,247	5,634	9,881	60	4,247	5,694	9,941	(477)	9/16/2014	1-20
O’Hare Distribution Center in Elmhurst, IL	1	19,297	11,140	15,810	26,950	8	11,140	15,818	26,958	(1,180)	9/17/2014	1-40
Lehigh Valley Commerce Center in Kutztown, PA	1	-	1,545	4,456	6,001	-	1,545	4,456	6,001	(303)	9/25/2014	1-30
Corridor Industrial Center II in Savage, MD	3	-	11,500	15,297	26,797	176	11,500	15,473	26,973	(1,963)	9/29/2014	1-20
Bolingbrook Industrial Center in Bolingbrook, IL	1	-	1,124	2,963	4,087	-	1,124	2,963	4,087	(367)	9/30/2014	1-20
Normal Junction Commerce Center in Tempe, AZ	2	-	2,780	9,673	12,453	157	2,780	9,830	12,610	(872)	10/21/2014	1-20
Mechanicsburg Distribution Center in Mechanicsburg, PA	1	-	1,931	6,444	8,375	48	1,931	6,492	8,423	(545)	10/23/2014	1-20
West Valley Distribution Center II in Kent, WA	2	-	1,885	4,002	5,887	482	1,885	4,484	6,369	(549)	10/24/2014	1-20
CentrePort Distribution Center in Fort Worth, TX	1	11,390	2,795	13,898	16,693	-	2,795	13,898	16,693	(1,401)	10/31/2014	1-20
Tacoma Commerce Center in Tacoma, WA	1	-	1,808	1,542	3,350	44	1,808	1,586	3,394	(156)	10/31/2014	1-20
Richmond Distribution Center in Richmond, CA	1	-	8,185	10,165	18,350	3,073	8,185	13,238	21,423	(1,512)	10/31/2014	1-20
Auburn Industrial Center in Auburn, WA	1	-	2,576	5,274	7,850	161	2,576	5,435	8,011	(688)	11/12/2014	1-30
Dallas Distribution Portfolio in Dallas, TX (2)	-	-	12,987	61,610	74,597	(74,597)	-	-	-	-	11/26/2014	N/A
Dorsey Run Distribution Center in Elkridge, MD	1	-	3,123	3,962	7,085	2	3,123	3,964	7,087	(249)	12/9/2014	1-30

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2015 (3)			Accumulated Depreciation and Amortization (5)	Acquisition Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (4)	Total Costs		Land	Buildings and Improvements (4)	Total Costs (5)
Consolidated Industrial Properties (continued):
Portland Industrial Center in Portland, OR	9	-	18,422	38,814	57,236	8,325	18,422	47,139	65,561	(3,263)	12/18/2014	1-20
Peachtree Industrial Center in Atlanta, GA (2)	-	-	6,461	43,625	50,086	(50,086)	-	-	-	-	12/24/2014	N/A
Newark Distribution Center in Newark, NJ	1	-	8,523	11,389	19,912	706	8,523	12,095	20,618	(432)	1/6/2015	1-20
Totowa Commerce Center in Totowa, NJ	1	-	10,715	15,535	26,250	-	10,715	15,535	26,250	(950)	1/23/2015	1-20
8A Distribution Center in Monroe, NJ	1	-	7,949	15,525	23,474	474	7,949	15,999	23,948	(975)	2/2/2015	1-30
Bayport Distribution Center in Pasadena, TX	2	24,516	4,807	34,408	39,215	198	4,807	34,606	39,413	(1,102)	2/17/2015	1-40
Mesa Distribution Center in Mesa, AZ	1	-	1,559	4,941	6,500	-	1,559	4,941	6,500	(205)	3/4/2015	1-30
Tuscany Industrial Center in Austin, TX (2)	-	-	1,621	9,903	11,524	(11,524)	-	-	-	-	3/12/2015	N/A
Iron Run Distribution Center II in Allentown, PA	1	-	2,857	6,566	9,423	-	2,857	6,566	9,423	(673)	4/17/2015	1-20
Hayward Industrial Center in Hayward, CA	1	-	1,214	1,841	3,055	7	1,214	1,848	3,062	(113)	4/27/2015	1-20
Drew Court Commerce Center in King of Prussia, PA	2	-	3,716	8,184	11,900	10	3,716	8,194	11,910	(755)	4/30/2015	1-20
8A Distribution Center II in Monroe, NJ	1	-	5,516	9,934	15,450	-	5,516	9,934	15,450	(351)	5/1/2015	1-20
Livermore Distribution Center in Livermore, CA	1	16,549	4,885	20,871	25,756	154	4,885	21,025	25,910	(736)	5/1/2015	1-30
Chastain Meadows Distribution Center in Kennesaw, GA	5	-	5,362	40,288	45,650	27	5,362	40,315	45,677	(1,288)	6/1/2015	1-40
Auburn Distribution Center in Auburn, WA	1	-	3,984	13,031	17,015	54	3,984	13,085	17,069	(421)	6/10/2015	1-20
North Atlanta Portfolio in Atlanta, GA	2	-	1,409	6,352	7,761	160	1,409	6,512	7,921	(257)	6/17/2015	1-30
Richmond Distribution Center II in Richmond, CA	1	-	4,160	9,000	13,160	(5)	4,160	8,995	13,155	(219)	6/22/2015	1-30
Carol Stream Distribution Center in Carol Stream, IL	1	-	7,136	14,264	21,400	-	7,136	14,264	21,400	(385)	7/20/2015	1-30
Houston Industrial Portfolio in Houston, TX	3	-	9,969	33,750	43,719	-	9,969	33,750	43,719	(548)	7/30/2015, 9/25/2015	1-40
Wilson Commerce Center in Nashville, TN	1	-	1,897	26,002	27,899	-	1,897	26,002	27,899	(676)	8/7/2015	1-40

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2015 (3)			Accumulated Depreciation and Amortization (5)	Acquisition Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (4)	Total Costs		Land	Buildings and Improvements (4)	Total Costs (5)
Consolidated Industrial Properties (continued):
North Kent Industrial Center in Kent, WA	2	-	4,065	6,281	10,346	-	4,065	6,281	10,346	(203)	8/7/2015	1-20
Long Beach Industrial Center in Long Beach, CA	2	-	4,306	4,594	8,900	105	4,306	4,699	9,005	(143)	8/12/2015	1-20
Interstate South Distribution Center in McDonough, GA	1	-	2,523	16,842	19,365	224	2,523	17,066	19,589	(436)	8/25/2015	1-30
Kelley Point Distribution Center in Portland, OR	5	-	12,710	60,850	73,560	-	12,710	60,850	73,560	(1,218)	9/9/2015	1-40
Aurora Distribution Center in Aurora, IL	1	-	4,007	16,993	21,000	-	4,007	16,993	21,000	(229)	9/21/2015	1-30
Junction Industrial Center in Annapolis Junction, MD	1	-	1,934	3,066	5,000	-	1,934	3,066	5,000	(63)	9/24/2015	1-20
Demarest Distribution Center in Wayne, NJ	1	-	3,831	5,110	8,941	-	3,831	5,110	8,941	(52)	10/7/2015	1-30
Salt Lake City Distribution Center in Salt Lake City, UT	1	-	3,514	13,261	16,775	-	3,514	13,261	16,775	(134)	10/23/2015	1-30
Auburn Distribution Center II in Auburn, WA	1	-	6,159	4,941	11,100	-	6,159	4,941	11,100	(27)	11/2/2015	1-30
York Distribution Center in York, PA	1	-	4,378	12,022	16,400	-	4,378	12,022	16,400	(103)	11/10/2015	1-20
Etiwanda Industrial Center in Ontario, CA	3	-	8,916	8,257	17,173	5	8,916	8,262	17,178	(112)	11/13/2015	1-20
Cincinnati Industrial Center in Cincinnati, OH	4	-	3,595	30,857	34,452	4	3,595	30,861	34,456	(275)	11/23/2015	1-30
Belt Line Distribution Center in Carrollton, TX	1	-	1,530	8,070	9,600	-	1,530	8,070	9,600	(17)	12/1/2015	1-30
Mid Counties Distribution Center in Santa Fe Springs, CA	1	-	8,418	9,783	18,201	-	8,418	9,783	18,201	(20)	12/1/2015	1-30
Airwest Distribution Center I in Plainfield, IN	1	-	1,505	13,095	14,600	-	1,505	13,095	14,600	(31)	12/14/2015	1-40
Airwest Distribution Center II in Plainfield, IN	1	-	700	6,044	6,744	-	700	6,044	6,744	(6)	12/15/2015	1-40
Chicago Industrial Portfolio in Chicago, IL	5	-	16,711	52,889	69,600	-	16,711	52,889	69,600	(124)	12/17/2015	1-40
Atlanta Industrial Portfolio in Atlanta, GA	14	-	11,642	63,864	75,506	7	11,642	63,871	75,513	(246)	12/17/2015	1-30
Lehigh Valley Distribution Center in Bethlehem, PA	1	-	9,485	28,115	37,600	-	9,485	28,115	37,600	(72)	12/22/2015	1-30
Valencia Industrial Center in Valencia, CA	1	-	3,327	7,673	11,000	-	3,327	7,673	11,000	(12)	12/22/2015	1-30

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2015 (3)			Accumulated Depreciation and Amortization (5)	Acquisition Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (4)	Total Costs		Land	Buildings and Improvements (4)	Total Costs (5)
Consolidated Industrial Properties (continued):
Phoenix Industrial Portfolio in Phoenix, AZ	5	-	8,722	29,261	37,983	-	8,722	29,261	37,983	(99)	12/22/2015	1-40
Golden State Portfolio Central Valley in Bakersfield, CA	2	-	2,466	15,633	18,099	-	2,466	15,633	18,099	(40)	12/23/2015	1-30
Golden State Portfolio South LA in Chula Vista, CA	2	-	6,345	15,043	21,388	-	6,345	15,043	21,388	(58)	12/23/2015	1-20
Golden State Portfolio East Bay Area in Newark, CA	2	-	44,715	32,517	77,232	-	44,715	32,517	77,232	(118)	12/23/2015	1-20
Golden State Portfolio Central LA in Pico Rivera, CA	1	-	11,769	1,118	12,887	-	11,769	1,118	12,887	(5)	12/23/2015	1-20
Golden State Portfolio South Bay Area in San Jose, CA	3	-	23,010	15,839	38,849	-	23,010	15,839	38,849	(81)	12/23/2015	1-20
Northwest Industrial Center in Houston, TX	8	-	15,765	21,313	37,078	-	15,765	21,313	37,078	(95)	12/29/2015	1-40

Total	131	$100,000	$426,808	$1,080,758	$1,507,566	$(119,752)	$405,739	$982,075	$1,387,814	$(32,050)

(1)	As of December 31, 2015, the Company’s secured debt consisted of a mortgage note in the aggregate amount of $100.0 million. See “Note 6 to the Consolidated Financial Statements” for more detail.
(2)	In February 2015, the Company deconsolidated the Dallas Distribution Portfolio, which consisted of three industrial buildings, and the Peachtree Industrial Center, which consisted of four industrial buildings, in connection with the sale of 49.0% of its ownership in the BTC Partnership. Additionally, in August 2015, the Company sold the Tuscany Industrial Center, which consisted of one industrial building, to the BTC Partnership and it was subsequently deconsolidated.
(3)	As of December 31, 2015, the aggregate cost for federal income tax purposes of investments in property was $1.4 billion (unaudited).
(4)	Includes gross intangible lease assets of $123.5 million and gross intangible lease liabilities of $18.4 million.

(5)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2015	2014
Investment in real estate properties:
Balance at beginning of period	$411,242	$-
Acquisition of properties	1,098,442	409,124
Properties deconsolidated	(137,199)	-
Improvements	15,589	2,118
Other	(260)	-

Balance at end of period	$1,387,814	$411,242

Accumulated depreciation and amortization:
Balance at beginning of period	$(4,101)	$-
Additions charged to costs and expenses	(28,967)	(4,101)
Deconsolidated accumulated depreciation and amortization	731	-
Other	287	-

Balance at end of period	$(32,050)	$(4,101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 10, 2016.

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

Signature	Title	Date

/s/ EVAN H. ZUCKER	Chairman of the Board and Director	March 10, 2016
Evan H. Zucker

/s/ MARSHALL M. BURTON	Director	March 10, 2016
Marshall M. Burton

/s/ CHARLES B. DUKE	Director	March 10, 2016
Charles B. Duke

/s/ JOHN S. HAGESTAD	Director	March 10, 2016
John S. Hagestad

/s/ STANLEY A. MOORE	Director	March 10, 2016
Stanley A. Moore

/s/ DWIGHT L. MERRIMAN III	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016
Dwight L. Merriman III

/s/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2016