Form 10-Q
period 2016-03-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2016-05-11
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 3, 2016, there were 127.6 million shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Net investment in real estate properties	$1,720,760	$1,374,195
Investment in unconsolidated joint venture	36,698	94,331
Cash and cash equivalents	8,796	7,429
Restricted cash	3,128	3,580
Straight-line and tenant receivables, net	8,623	5,185
Due from affiliates	4,386	57
Other assets	8,206	18,478

Total assets	$1,790,597	$1,503,255

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$10,007	$8,751
Debt, net	730,269	609,033
Due to affiliates	1,101	2,525
Distributions payable	15,078	10,304
Other liabilities	33,585	25,236

Total liabilities	790,040	655,849

Commitments and contingencies (Note 11)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share - 200,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 91,132 shares and 84,595 shares issued and outstanding, respectively	911	846
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 31,766 shares and 18,390 shares issued and outstanding, respectively	318	184
Additional paid-in capital	1,111,394	927,556
Accumulated deficit	(110,015)	(81,181)
Accumulated other comprehensive loss	(2,052)	-

Total stockholders’ equity	1,000,556	847,405
Noncontrolling interests	1	1

Total equity	1,000,557	847,406

Total liabilities and equity	$1,790,597	$1,503,255

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Revenues:
Rental revenues	$33,252	$8,251

Total revenues	33,252	8,251

Operating expenses:
Rental expenses	9,140	2,169
Real estate-related depreciation and amortization	18,299	4,569
General and administrative expenses	1,799	1,066
Asset management fees, related party	3,395	875
Acquisition expenses, related party	7,129	1,545
Acquisition expenses	3,152	1,895

Total operating expenses	42,914	12,119

Operating loss	(9,662)	(3,868)

Other expenses:
Equity in loss of unconsolidated joint venture	392	427
Interest expense and other	4,155	1,286
Net loss on sell down of joint venture ownership interest	64	-

Total other expenses	4,611	1,713

Total expenses before expense support from Advisor	47,525	13,832
Expense support from Advisor	267	542

Net expenses after expense support from Advisor	47,258	13,290

Net loss	(14,006)	(5,039)
Net loss attributable to noncontrolling interests	-	-

Net loss attributable to common stockholders	$(14,006)	$(5,039)

Weighted-average shares outstanding	114,323	28,485

Net loss per common share - basic and diluted	$(0.12)	$(0.18)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Net loss attributable to common stockholders	$ (14,006)	$ (5,039)
Unrealized loss on derivative instruments	(2,052)	-

Comprehensive loss attributable to common stockholders	$ (16,058)	$ (5,039)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2015	102,985	1,030	927,556	(81,181)	-	1	847,406
Net loss	-	-	-	(14,006)	-	-	(14,006)
Unrealized loss on derivative instruments	-	-	-		(2,052)		(2,052)
Issuance of common stock	19,929	199	198,140	-	-	-	198,339
Share-based compensation	-	-	389	-	-	-	389
Upfront offering costs, including sales commissions, dealer manager fees, and offering costs	-	-	(13,499)	-	-	-	(13,499)
Trailing offering costs, consisting of distribution fees	-	-	(622)	622	-	-	-
Redemptions of common stock	(16)	-	(570)	-	-	-	(570)
Distributions declared on common stock	-	-	-	(15,450)	-	-	(15,450)

Balance as of March 31, 2016	122,898	$1,229	$1,111,394	$(110,015)	$(2,052)	$1	$1,000,557

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Operating activities:
Net loss	$(14,006)	$(5,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate-related depreciation and amortization	18,299	4,569
Equity in loss of unconsolidated joint venture	392	427
Straight-line rent and amortization of above- and below-market leases	(2,335)	(1,070)
Net loss on sell down of joint venture ownership interest	64	-
Other	871	345
Changes in operating assets and liabilities:
Tenant receivables, restricted cash and other assets	(3,473)	(55)
Accounts payable, accrued expenses and other liabilities	2,867	1,199
Due from / to affiliates, net	(3,464)	(967)

Net cash used in operating activities	(785)	(591)

Investing activities:
Real estate acquisitions	(339,223)	(121,332)
Acquisition deposits	(1,125)	(1,943)
Capital expenditures and development activities	(8,266)	(1,517)
Investment in unconsolidated joint venture	-	(37)
Net proceeds from sale of joint venture ownership interest	57,177	60,268
Distribution from unconsolidated joint venture	-	16,370

Net cash used in investing activities	(291,437)	(48,191)

Financing activities:
Proceeds from line of credit	228,000	58,000
Repayments of line of credit	(198,000)	(125,000)
Proceeds from mortgage note	92,352	-
Financing costs paid	(1,480)	-
Proceeds from issuance of common stock	190,063	129,676
Offering costs paid upon issuance of common stock	(11,960)	(10,175)
Distributions paid to common stockholders	(4,751)	(1,198)
Distribution fees paid	(482)	-
Redemptions of common stock	(153)	(3)

Net cash provided by financing activities	293,589	51,300

Net increase in cash and cash equivalents	1,367	2,518
Cash and cash equivalents, at beginning of period	7,429	8,119

Cash and cash equivalents, at end of period	$8,796	$10,637

Supplemental disclosure of noncash investing and financing activities:
Offering proceeds due from transfer agent	$-	$2,425
Deconsolidation of net assets in connection with sale of ownership interest in unconsolidated joint venture	-	124,586
Distributions payable	15,078	3,562
Redemptions payable	625	-
Distributions reinvested in common stock	5,443	1,170
Non-cash capital expenditures	843	847

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016 (“2015 Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Recently Adopted Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance effective January 1, 2016. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset, and in August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which expands guidance provided in ASU 2015-03. ASU 2015-15 states that it is permissible to present debt issuance costs as an asset and to subsequently amortize the deferred issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016, and applied the provision retrospectively. The adoption resulted in the reclassification of unamortized debt issuance costs from assets to liabilities. The December 31, 2015 balance sheet was adjusted as follows:

	As of December 31, 2015
(in thousands)	As Reported	As Adjusted
Assets:
Deferred financing costs, net	$5,967	$-
Liabilities:
Debt, net	615,000	609,033

Recently Issued Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires: (i) all equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company does not anticipate the adoption of ASU 2016-01 will have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. ASU 2016-08 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Derivative Instruments

The Company records its derivative instruments in the condensed consolidated balance sheets at fair value. The Company’s derivative instruments are designated as cash flow hedges and are used to hedge exposure to variability in expected future cash flows, such as future interest payments. For cash flow hedges, the changes in fair value of the derivative instrument that represent changes in expected future cash flows, which are effectively hedged by the derivative instrument, are initially reported as other comprehensive income in the condensed consolidated statements of equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. As such, the effective portion of the hedge impacts net income in the same period as the hedged item. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to net income when the determination of hedge ineffectiveness is made. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future interest payments each quarter in order to estimate the cash flows of the designated hedged item or transaction. The Company does not use derivative instruments for trading or speculative purposes.

Reclassifications

Certain items in the Company’s condensed consolidated balance sheet for 2015 have been reclassified to conform to the 2016 presentation. Net deferred financing costs have been reclassified from assets to liabilities and are presented in the condensed consolidated balance sheets as a direct deduction from the debt liability.

3.	ACQUISITIONS

The Company acquired 100% of the following properties during the three months ended March 31, 2016:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
Northwest Industrial Center	1/5/2016	3	$13,441	$12,633	$2,554	$81	$(274)	$28,435
Golden State Portfolio	1/12/2016	4	9,128	4,874	1,183	131	(19)	15,297
Victory Industrial Portfolio	1/13/2016	5	9,712	44,493	5,965	461	(1,811)	58,820
GSW Distribution Center	1/27/2016	1	3,676	13,327	-	-	-	17,003
National Distribution Portfolio	1/29/2016	7	10,693	92,746	11,748	659	(1,346)	114,500
Lehigh Valley Distribution Center II	3/7/2016	1	6,700	19,778	1,092	-	(70)	27,500
Kent Industrial Portfolio	3/28/2016	4	9,813	20,042	2,046	40	(444)	31,497
Other acquisitions	Various	10	16,443	38,115	6,258	77	(399)	60,494

Total acquisitions		35	$79,606	$246,008	$30,846	$1,449	$(4,363)	$353,546

(1)	Total purchase price exclusive of transfer taxes, due diligence expenses, and other closing costs equals consideration paid. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information at the time of acquisition and, therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with the 2016 acquisitions, as of the respective date of each acquisition, were as follows:

Property	Amortization period
(years)
Northwest Industrial Center	5.2
Golden State Portfolio	2.5
Victory Industrial Portfolio	10.1
GSW Distribution Center	-
National Distribution Portfolio	5.7
Lehigh Valley Distribution Center II	4.5
Kent Industrial Portfolio	3.2
Other acquisitions	4.2

Pro Forma Financial Information

The table below includes the following: (i) actual revenues and net loss for the 2016 acquisitions (as described above) included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2016; (ii) actual revenues and net loss for the 2015 acquisitions included in the Company’s condensed consolidated financial statements of operations for the three months ended March 31, 2015; and (iii) pro forma revenues and net loss reflecting the 2016 and 2015 acquisitions, as if the date of each acquisition had been January 1, 2015 and January 1, 2014, respectively. The table below does not include any acquisitions sold to the BTC Partnership, as defined in “Note 5,” that were subsequently deconsolidated. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Actual:
Total revenues	$4,135	$1,408

Net loss	$(1,828)	$(857)

Pro forma:
Total revenues (1)	$35,782	$35,343

Net loss (2)	$(3,729)	$(10,515)

(1)	In deriving the pro forma total revenues, an adjustment was made to include incremental revenue of $2.5 million and $27.1 million for the three months ended March 31, 2016 and 2015, respectively. The incremental rental revenue was determined based on each acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis; and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue with respect to the acquired properties.
(2)	In deriving the pro forma net loss, an adjustment was made to exclude acquisition-related expenses of $10.3 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2015, the pro forma net loss was adjusted to include acquisition-related expenses of $10.3 million relating to the 2016 acquisitions, as if these expenses had been incurred as of January 1, 2015.

4.	INVESTMENT IN REAL ESTATE PROPERTIES

As of March 31, 2016 and December 31, 2015, the Company’s consolidated investment in real estate properties consisted of 166 and 131 industrial buildings, respectively.

	As of
(in thousands)	March 31, 2016	December 31, 2015
Land	$485,345	$405,739
Building and improvements	1,115,262	866,032
Intangible lease assets	156,549	123,451
Construction in progress	14,220	11,023

Investment in real estate properties	1,771,376	1,406,245
Less accumulated depreciation and amortization	(50,616)	(32,050)

Net investment in real estate properties	$1,720,760	$1,374,195

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities, as of March 31, 2016 and December 31, 2015, include the following:

	As of March 31, 2016			As of December 31, 2015
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$146,457	$(23,901)	$122,556	$114,768	$(15,039)	$99,729
Above-market lease assets (1)	10,092	(1,322)	8,770	8,683	(815)	7,868
Below-market lease liabilities (2)	(22,773)	3,559	(19,214)	(18,431)	2,474	(15,957)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.
(2)	Included in other liabilities on the condensed consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of March 31, 2016, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2016	$27,041	$1,569	$(3,379)
2017	27,292	1,761	(3,925)
2018	21,279	1,503	(3,165)
2019	14,269	970	(2,432)
2020	11,143	765	(2,159)
Thereafter	21,532	2,202	(4,154)

Total	$122,556	$8,770	$(19,214)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of March 31, 2016, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2016	$74,354
2017	94,249
2018	87,629
2019	73,290
2020	63,984
Thereafter	178,079

Total	$571,585

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,776	$767
Above-market lease amortization	(547)	(97)
Below-market lease amortization	1,106	400

Real Estate-Related Depreciation and Amortization:
Depreciation expense	$9,198	$2,321
Intangible lease asset amortization	9,101	2,248

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In February 2015, the Company admitted two investors as limited partners (together, the “BCIMC Limited Partner”) into the Build-To-Core Industrial Partnership I LP (the “BTC Partnership”) and entered into an amended and restated agreement of limited partnership of the BTC Partnership, setting forth the terms pursuant to which the Company and the BCIMC Limited Partner jointly have invested, and will continue to invest in a portfolio of industrial properties located in certain major U.S. distribution markets. At that time, the Company owned a 51.0% ownership interest in the joint venture and the BCIMC Limited Partner owned the remaining 49.0% interest.

In January 2016, IPT BTC I LP LLC (the “IPT Limited Partner”) sold and assigned to bcIMC (USA) Realty Div A2 LLC (the “BCIMC USA Limited Partner”) a portion of its interest in the BTC Partnership equal to a 31.0% interest in the BTC Partnership for a purchase price equal to $58.6 million. The Company recorded a net loss of approximately $0.1 million, which included an asset management fee of $1.5 million paid to Industrial Property Advisors LLC (the “Advisor”) in connection with the disposition. As a result of this transaction, the IPT Limited Partner and IPT BTC I GP LLC (the “General Partner,” and together with the IPT Limited Partner, the “IPT Partners”) collectively have a 20.0% ownership interest in the joint venture and the BCIMC Limited Partner, together with the BCIMC USA Limited Partner, own the remaining 80.0% interest. The Company determined that it continues to maintain significant influence in the BTC Partnership and, as such, continues to report its investment under the equity method on the condensed consolidated balance sheet as of March 31, 2016.

6.	DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its line of credit and term loan, and under mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Effective Interest Rate as of			Balance as of
($ in thousands)	March 31, 2016	December 31, 2015	Maturity Date	March 31, 2016	December 31, 2015
Line of credit (1)	1.84%	1.83%	January 2020	$295,000	$265,000
Term loan (2)	2.52%	1.78%	January 2021	250,000	250,000
Variable-rate mortgage note (3)	2.29%	-	March 2023	92,352	-
Fixed-rate mortgage note	3.52%	3.52%	October 2023	100,000	100,000

Total principal amount / weighted-average	2.35%	2.08%		$737,352	$615,000

Less unamortized debt issuance costs				$7,083	$5,967

Total debt, net				$730,269	$609,033

Gross book value of properties encumbered by debt				$310,351	$151,754

(1)	The interest rate is calculated based on (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%, or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. As of March 31, 2016, the unused and available portion under the line of credit was $205.0 million.
(2)	In January 2016, the Company entered into interest swap agreements that effectively fixed the interest rate of this term loan. The interest rate is calculated based on (i) LIBOR multiplied by a statutory reserve rate fixed through the use of interest rate swaps, plus a margin ranging from 1.35% to 2.20%, or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, each depending on the Company’s consolidated leverage ratio. The all-in fixed interest rate including the effects of the swaps was 2.29% as of March 31, 2016.
(3)	The interest rate is calculated based on one-month LIBOR, plus 1.85%. As of March 31, 2016, the Company has the ability to expand its borrowings under this mortgage note up to $98.5 million, subject to certain conditions. See “Note 12” below for information about an interest rate swap agreement the Company entered into in April 2016 with respect to this mortgage note.

As of March 31, 2016, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loan	Mortgage Notes	Total
Remainder of 2016	$-	$-	$-	$-
2017	-	-	-	-
2018	-	-	1,416	1,416
2019	-	-	2,485	2,485
2020	295,000	-	4,140	299,140
Thereafter	-	250,000	184,311	434,311

Total principal payments	$295,000	$250,000	$192,352	$737,352

(1)	The line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.

Debt Covenants

The Company’s line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of March 31, 2016.

Derivative Instruments

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2016, the Company had five outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2016, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swaps	$250,000	Other liabilities	$2,052	$-

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Interest rate swaps:
Loss recognized in AOCI (effective portion)	$(2,406)	$-
Loss reclassified from AOCI into income (effective portion)	354	-

Net other comprehensive loss	$(2,052)	$-

7.	FAIR VALUE

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2016:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative instruments	$-	$2,052	$-	$2,052

Total liabilities measured at fair value	$-	$2,052	$-	$2,052

As of March 31, 2016, the Company had no financial instruments that were transferred among the fair value hierarchy levels. There were no financial instruments measured at fair value on a recurring basis as of December 31, 2015. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 6” above for further discussion of the Company’s derivative instruments.

The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of March 31, 2016		As of December 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$295,000	$295,000	$265,000	$265,000
Term loan	250,000	250,000	250,000	250,000
Mortgage notes	192,352	191,501	100,000	97,958
Derivative liability	2,052	2,052	-	-

In addition to the previously described methods and assumptions for the derivative instruments, the following are the methods and assumptions used to estimate the fair value of the Company’s other financial instruments:

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

Mortgage Notes. The fair value of the mortgage notes is estimated using discounted cash flow methods based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

The fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

8.	STOCKHOLDERS’ EQUITY

Initial Public Offering

In September 2012, the Company filed a registration statement with the SEC on Form S-11 in connection with its initial public offering of up to $2.0 billion in shares of common stock (the “Offering”). The registration statement was subsequently declared effective in July 2013. Pursuant to its registration statement, the Company is offering for sale up to $1.5 billion in shares of common stock at a price of $10.00 per share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.50 per share.

Reclassification of Shares

On August 14, 2015, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock being offered pursuant to the registration statement into Class A shares and Class T shares. The SEC declared the post-effective amendment effective on August 19, 2015, at which time the Company began offering for sale up to $1.5 billion in shares of common stock at a price of $10.4407 per Class A share and $9.8298 per Class T share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.9187 per Class A share and $9.8298 per Class T share. In each case, the offering price was arbitrarily determined by the Company’s board of directors by taking the Company’s estimated net asset value (“NAV”) as of June 30, 2015 of $9.24 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to the Class A shares and the Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to the Company will be the same for both Class A shares and Class T shares. The NAV was not subject to audits by the Company’s independent registered public accounting firm. The Class A shares and Class T shares have identical rights and privileges, including voting rights, but have differing fees that are payable on a class-specific basis, as described in “Note 10.” The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares. The Company’s shares of common stock consist of Class A shares and Class T shares, all of which are collectively referred to herein as shares of common stock. The new offering prices have been rounded to the nearest whole cent throughout this report.

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

A summary of the Company’s public offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”) offering), as of March 31, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$905,531	$311,848	$1,217,379
DRIP offering	15,620	401	16,021

Total offering	$921,151	$312,249	$1,233,400

Number of shares sold:
Primary offering	89,428	31,725	121,153
DRIP offering	1,605	41	1,646

Total offering	91,033	31,766	122,799

As of March 31, 2016, approximately $766.6 million in shares of common stock remained available for sale pursuant to the Offering, including $484.0 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Common Stock

The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

	Class A		Class T		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	84,595	$846	18,390	$184	102,985	$1,030
Issuance of common stock:
Primary shares	5,939	59	13,335	134	19,274	193
DRIP shares	509	5	41	-	550	5
Stock grants	105	1	-	-	105	1
Redemptions	(16)	-	-	-	(16)	-

Balance as of March 31, 2016	91,132	$911	31,766	$318	122,898	$1,229

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock):

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2016
March 31	April 4, 2016	$0.13515	$6,788	$8,040	$622	$15,450

Total			$6,788	$8,040	$622	$15,450

2015
December 31	January 13, 2016	$0.13515	$4,751	$5,443	$148	$10,342
September 30	October 15, 2015	0.12500	3,392	3,725	-	7,117
June 30	July 2, 2015	0.12500	2,700	2,900	-	5,600
March 31	April 15, 2015	0.12500	1,756	1,806	-	3,562

Total			$12,599	$13,874	$148	$26,621

(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share of common stock. The Company’s board of directors authorized distributions at this rate per Class T share of common stock before deducting the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis). The Company began offering Class T shares of its common stock in August 2015.
(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares only. Refer to “Note 10” for further detail regarding distribution fees.
(3)	Gross distributions are total distributions before the deduction of distribution fees.

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Three Months Ended March 31,
	2016	2015
Number of eligible shares redeemed	59,192	303
Aggregate amount of shares redeemed	$570,086	$2,803
Average redemption price per share	$9.63	$9.25

9. SHARE-BASED COMPENSATION

Equity Incentive Plan

The Company’s Equity Incentive Plan, effective as of July 16, 2013 (the “Equity Incentive Plan”), provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights or other share-based awards. Directors, officers, and employees (if any) of the Company, as well as any advisor or consultant, including employees of the Advisor, a related party, and the property manager, also a related party, are eligible to receive awards under the Equity Incentive Plan; provided that, the individual is performing bona fide advisory or consulting services for the Company, and the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s common stock. The Company has registered a total of 2.0 million Class A shares of common stock for issuance pursuant to the Equity Incentive Plan.

Private Placement Equity Incentive Plan

In February 2015, the Company’s board of directors adopted a private placement equity incentive plan (the “Private Placement Equity Incentive Plan”). The plan is substantially similar to the Company’s Equity Incentive Plan, except that under the Private Placement Equity Incentive Plan an eligible participant is defined as any person, trust, association or entity to which the plan administrator desires to grant an award. An aggregate maximum of 2.0 million Class A shares of common stock may be issued upon grant, vesting or exercise of awards under the Private Placement Equity Incentive Plan.

Restricted Stock Summary

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its Equity Incentive Plan and its Private Placement Equity Incentive Plan for the three months ended March 31, 2016 is as follows:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share (1)
Nonvested shares at January 1, 2016	58	$10.44
Granted	105	$10.44
Vested	(34)	$10.44

Nonvested shares at March 31, 2016	129	$10.44

(1)	The weighted-average fair value is based on the offering price of $10.44 per Class A share in effect on the respective grant dates.

The following table summarizes other share-based compensation data:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Share-based compensation expense	$389	$117
Total fair value of restricted stock vested	$350	$75
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.44	$10.00

(1)	The weighted-average grant date fair value is based on the offering price per Class A share in effect on the respective grant dates.

As of March 31, 2016, the aggregate unrecognized compensation cost related to the restricted stock was approximately $1.1 million and is expected to be fully recognized over a weighted-average period of one year.

10.	RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the third amended and restated advisory agreement, dated August 14, 2015, by and among the Company, the Operating Partnership, and the Advisor, as amended on February 17, 2016 (the “Advisory Agreement”). The current term of the Advisory Agreement ends August 14, 2016, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager, also a related party, provides dealer manager services in connection with the Offering. The Advisor and the Dealer Manager receive compensation from the Company in the form of fees and expense reimbursements for certain services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:

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

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to Class T shares only. All or a portion of the distribution fees may be reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of (i) the current gross offering price per Class T share, or (ii) if the Company is no longer offering shares in a public offering, the estimated per share value of Class T shares. If the Company is no longer offering shares in a public offering, but has not reported an estimated per share value subsequent to the termination of the Offering, then the gross offering price in effect immediately prior to the termination of the Offering will be deemed the estimated per share value for purposes of the prior sentence. If the Company reports an estimated per share value prior to the termination of the Offering, the distribution fee will continue to be calculated as a percentage of the then current gross offering price per Class T share until the Company reports an estimated per share value following the termination of the Offering, at which point the distribution fee will be calculated based on the new estimated per share value. In the event the current gross offering price changes during the Offering or an estimated per share value reported after termination of the Offering changes, the distribution fee will change immediately with respect to all outstanding Class T shares issued in the primary offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share was issued.

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

Asset Management Fees. Asset management fees consist of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before noncash reserves and depreciation, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.5% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement. The term “disposition” shall include: (i) a sale of one or more assets; (ii) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership; (iii) a sale, merger, or other transaction in which the stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iv) a listing of the Company’s common stock on a national securities exchange or the receipt by the Company’s stockholders of securities that are listed on a national securities exchange in exchange for the Company’s common stock.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended March 31,		Receivable (Payable) as of
			March 31, 2016	December 31, 2015
(in thousands)	2016	2015
Expensed:
Acquisition fees	$7,129	$1,545	$(176)	$(941)
Asset management fees (1)	3,395	875	(1,173)	(961)
Asset management fees related to dispositions (2)	1,466	-	-	-
Other expense reimbursements	890	485	(14)	(119)

Total	$12,880	$2,905	$(1,363)	$(2,021)

Capitalized:
Development acquisition fees (3)	$116	$-	$(39)	$(39)

Additional Paid-In Capital:
Sales commissions	$6,758	$9,397	$(106)	$(498)
Dealer manager fees	4,171	3,401	(123)	(500)
Offering costs	2,570	2,741	143	(377)
Distribution fees (4)	622	-	(250)	(110)

Total	$14,121	$15,539	$(336)	$(1,485)

(1)	Includes asset management fees other than asset management fees related to dispositions.
(2)	These fees were incurred in conjunction with the Company’s sell down of its ownership interest in the BTC Partnership and were netted against the gain from the sale. Amount is included in net loss on sell down of joint venture ownership interest on the condensed consolidated statements of operations.
(3)	Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets.
(4)	Amount payable is included in distributions payable on the condensed consolidated balance sheets. As of March 31, 2016, approximately $16.4 million in distribution fees may be paid to the Dealer Manager within the next five years to the extent such fees become contractually payable.

Joint Venture Agreement

The BTC Partnership (described in “Note 5”) is required to pay the General Partner, a subsidiary of the Company that serves as the general partner of the BTC Partnership, certain fees for advisory services provided in accordance with the terms of the joint venture agreement. The advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. Effective February 2015, the General Partner and the Advisor entered into an agreement (the “Services Agreement”), pursuant to which the General Partner appointed the Advisor to provide the advisory services to the BTC Partnership and assigned to the Advisor the fees payable for providing such services. As a result of the payment of the fees pursuant to the Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor pursuant to the Services Agreement, and (ii) the percentage interest of the joint venture owned by the IPT Partners. In addition, the General Partner has agreed to share with the Advisor a portion of any incentive distributions paid to the General Partner by the BTC Partnership in an amount equal to 60% of the percentage interest of the BTC Partnership held by partners other than the IPT Partners. Further, the Services Agreement provides that it will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for “cause,” the Advisor shall have the right, in its sole discretion, to require the General Partner to seek the consent of the BCIMC Limited Partner to sell 50% of the General Partner’s general partner interest in the BTC Partnership to the Advisor for the fair market value of the interest. In such event, the General Partner will seek the BCIMC Limited Partner’s consent to the sale and the admission of the Advisor as an administrative general partner of the BTC Partnership. If the Advisor is made the administrative general partner, then the Services Agreement will terminate and the Advisor will continue to provide the advisory services to the BTC Partnership and receive the same fees and the same portion of any incentive distributions as those to which the Advisor was entitled under the Services Agreement prior to its termination, but the Advisor will not control or manage the BTC Partnership. If the BCIMC Limited Partner does not provide its consent or if the Advisor determines not to purchase the interest, then the Services Agreement will terminate. For the three months ended March 31, 2016 and 2015, the BTC Partnership incurred approximately $0.4 million and $0.7 million, respectively, in acquisition and asset management fees which were paid to the Advisor pursuant to the Services Agreement.

As of March 31, 2016, the BTC Partnership had amounts payable to the Company of approximately $4.4 million, which were recorded in due from affiliates on the condensed consolidated balance sheets.

Expense Support Agreement

In October 2013, the Company entered into an Expense Support and Conditional Reimbursement Agreement (as amended, the “Expense Support Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Expense Support Agreement, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations (“CDFFO”), as disclosed in the Company’s quarterly and annual reports, for a particular quarter is less than the aggregate distributions that would have been declared for such quarter assuming daily distributions at a specified quarterly rate per share of common stock (the “Baseline Distributions”). Baseline Distributions were equal to: $0.11250 per share from January 1 through June 30, 2014; $0.11875 per share from July 1 through September 30, 2014; and $0.1250 per share from October 1, 2014 through June 30, 2015. In addition, pursuant to the Expense Support Agreement that was in effect through June 30, 2015, prior to the amendment and restatement of the agreement as described below, the Advisor, in its sole discretion, could elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. Subject to certain conditions and limitations, the Advisor is entitled to reimbursement from the Company for any asset management fees that were deferred and any expense support payments that it made pursuant to the agreement that was in effect through June 30, 2015. The amounts potentially reimbursable to the Advisor will begin to expire within three years after the quarter in which such reimbursable amount originated. The amounts deferred or supported through June 30, 2015, will begin to expire in the fourth quarter of 2016 and will fully expire in the second quarter of 2018. As of March 31, 2016, the cumulative amount of expense support deferred or paid by the Advisor was approximately $7.4 million, of which approximately $5.4 million is potentially reimbursable to the Advisor.

The Expense Support Agreement was amended and restated on August 14, 2015, effective from July 1, 2015 through June 30, 2018. Pursuant to the amended and restated Expense Support Agreement, for the period from July 1, 2015 through June 30, 2018, Baseline Distributions means the aggregate cash distributions that are declared on the Company’s common stock in accordance with the quarterly distribution rate for such quarter; provided that for purposes of calculating the amount of payment by the Advisor pursuant to the agreement, such amount will not exceed the amount that would have been declared on shares of the Company’s common stock assuming a quarterly distribution rate of $0.13515 per share (which is the rate that the Company’s board of directors authorized for the fourth quarter of 2015 and the first and second quarters of 2016 with respect to the Company’s Class A shares and Class T shares less the annual distribution fees that are payable monthly with respect to such Class T shares, as calculated on a daily basis). Starting with any asset management fees waived pursuant to the agreement on or after July 1, 2015, the Advisor will not be entitled to reimbursement from the Company.

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

The table below provides information regarding expense support payment obligations incurred by the Advisor:

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Asset management fees	$267	$542
Other expense support	-	-

Total expense support from the Advisor (1)	$267	$542

(1)	As of March 31, 2016, approximately $0.3 million of expense support was payable to the Company by the Advisor.

11.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2016.

12.	SUBSEQUENT EVENTS

Status of Offering

A summary of the Company’s public offering as of May 3, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$916,917	$339,871	$1,256,788
DRIP offering	21,906	2,151	24,057

Total offering	$938,823	$342,022	$1,280,845

Number of shares sold:
Primary offering	90,527	34,576	125,103
DRIP offering	2,239	219	2,458

Total offering	92,766	34,795	127,561

As of May 3, 2016, approximately $719.2 million in shares of our common stock remained available for sale pursuant to the Offering in any combination of Class A shares or Class T shares, including $475.9 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Acquisitions Under Contract

On April 21, 2016, the Company entered into a purchase agreement to acquire seven industrial buildings totaling approximately 3.0 million square feet (the “National Distribution Portfolio II”). The National Distribution Portfolio II is located in the Southern California, Atlanta, Louisville, Chicago, and Charlotte markets and is 100% occupied by 12 customers with a weighted-average remaining lease term (based on square feet) of 1.8 years. The total purchase price is expected to be approximately $187.5 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, the Company deposited $7.5 million into an escrow account. Pursuant to the terms of the Advisory Agreement, the Company expects to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of the National Distribution Portfolio II. The Company plans to fund the acquisition using proceeds from the Offering and debt financing. The acquisition of the National Distribution Portfolio II is expected to close during the second quarter of 2016, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to various closing conditions to be met by the parties. If the Company does not close on the acquisition, there are circumstances under which it may forfeit its deposit.

Derivative Instrument

In April 2016, the Company entered into an interest swap agreement to hedge LIBOR on its $92.4 million variable-rate mortgage note. The interest rate swap had an effective date of April 2016 and fixed LIBOR at 1.60%, with an all-in interest rate of 3.45%, depending on the Company’s consolidated leverage ratio. The interest rate swap will expire in January 2023.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to continue to raise capital in the Offering and effectively deploy the proceeds in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of REITs;

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to continue to qualify as a REIT.

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

In July 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock (the “Offering”), including $1.5 billion in shares of common stock offered at a price of $10.00 per share and $500.0 million in shares offered under our distribution reinvestment plan at a price of $9.50 per share. In September 2013, we broke escrow for the Offering, and in January 2014, we acquired our first property and began real estate operations.

On August 13, 2015, our board of directors unanimously approved an estimated NAV of our common stock of $9.24 per share based on the number of shares issued and outstanding as of June 30, 2015. The methodology used to determine the estimated NAV per share was determined in accordance with our valuation policy, utilizing certain guidelines applicable to non-traded REITs. See our 2015 Form 10-K for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated NAV per share.

In connection with the determination of the estimated NAV per share, effective as of August 13, 2015, our board of directors determined to reclassify our common stock into Class A shares and Class T shares. We filed a post-effective amendment to our registration statement on August 14, 2015 in order to offer both classes of shares of our common stock as part of the Offering. On August 19, 2015, the SEC declared our post-effective amendment effective and we began offering for sale up to $1.5 billion in shares of common stock at a price of $10.44 per Class A share and $9.83 per Class T share, and up to $500.0 million in shares under our distribution reinvestment plan at a price of $9.92 per Class A share and $9.83 per Class T share. In each case, the offering price was arbitrarily determined by our board of directors by taking our estimated NAV as of June 30, 2015 of $9.24 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to Class A shares and Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to us is the same for both Class A shares and Class T shares. Accordingly, the estimated NAV per share of our common stock as of June 30, 2015 is 11.5% and 6.0%, respectively, lower than the offering prices with respect to Class A shares and Class T shares. The differences between the offering prices and the actual value per share will fluctuate depending on the actual value of our assets per share at any given point in time.

As of March 31, 2016, we had raised gross proceeds of approximately $1.2 billion from the sale of 122.8 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, approximately $766.6 million in shares of our common stock remained available for sale pursuant to the Offering in any combination of Class A shares or Class T shares, including $484.0 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in the primary offering. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning the Offering.

As of March 31, 2016, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio that included properties with an aggregate total purchase price of approximately $2.0 billion, comprised of 188 industrial buildings totaling approximately 26.3 million square feet located in 23 markets throughout the U.S., with 377 customers, and was 88.9% occupied (93.4% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of March 31, 2016:

•	180 industrial buildings totaling approximately 25.0 million square feet comprised our operating portfolio, which includes stabilized properties, and was 92.1% occupied (95.4% leased).

•	Eight industrial buildings totaling approximately 1.3 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

As of March 31, 2016, we owned and managed approximately 3.7 million square feet of the total 26.3 million square feet (discussed above) through our ownership interest in the BTC Partnership. Additionally as of that date, the BTC Partnership had two buildings under construction totaling approximately 0.6 million square feet, and three buildings in the pre-construction phase for an additional 1.6 million square feet.

We have used, and intend to continue to use, the net proceeds from the Offering primarily to make investments in real estate assets. We may use the net proceeds from the Offering to make other real estate-related investments and debt investments and to pay distributions. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the Offering, and other circumstances existing at the time we make our investments.

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

Industrial Real Estate Outlook

The U.S. industrial property sector continues to benefit from: (i) positive overall growth in U.S. gross domestic product (“GDP”) during each of the past six years; (ii) increased domestic consumer spending, including significant growth in online retailing (or e-commerce); (iii) underlying trends in both population and employment growth; (iv) strong positive net absorption (the net change in total occupied industrial space) and rent growth in our target markets; and (v) an evolving supply chain network resulting from e-commerce, omni-channel retailing and same-day delivery strategies. Overall, U.S. economic activity has been expanding at a moderate pace based on certain market indicators such that the Federal Reserve raised its key interest rate in December 2015 for the first time since 2006.

These positive fundamentals in the U.S. economy occurred against the backdrop of significant events in the global economy that could continue to have an adverse impact over the next several quarters. China’s economic growth slowed considerably in 2015, causing a decrease in Chinese demand for imports which, in turn, negatively affected the economies of many countries around the world whose trade with China accounts for a meaningful portion of their respective GDP. Additionally, the European economy struggled to gain sustained momentum causing policy makers to lower interest rates and increase quantitative easing in an effort to increase historically low inflation rates. Finally, the price of oil, gas and certain commodities declined significantly in 2015, negatively impacting both oil and commodity-based economies, as well as industries focused on those sectors. All of these factors contributed to a strengthening of the U.S. dollar against most global currencies, effectively increasing the price of U.S. goods, and in turn, adversely impacting global demand for U.S. goods and services.

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

Growth in export/import levels should continue to generate increased demand for industrial space in key U.S. logistics markets resulting in positive net absorption and, combined with relatively low levels of new supply, provides prospects for continued rent growth for the foreseeable future. However, certain sectors and markets may be disproportionately impacted by the strengthening dollar and continued weakness in the oil and gas sector. For example, the strengthening U.S. dollar could increase import volume yet decrease domestic manufacturing production, both of which could influence the fundamentals and valuation of industrial real estate. In addition, continued volatility in the oil, gas and certain commodities markets could affect markets that have a large percentage of employment tied to those industries, such as Houston, Texas.

Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The volume of retail goods purchased online continues to grow at a brisk pace and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.

Lending terms for direct commercial real estate loans and unsecured REIT financings have continued to improve; however, this trend may not continue, which could affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and corporate financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans, unsecured or secured lines of credit or term loans, private placement or public bond issuances, and assuming existing loans in connection with certain property acquisitions, or any combination of the foregoing.

Summary of 2016 Activities

During the three months ended March 31, 2016, we completed the following activities:

•	We raised $198.3 million of gross equity capital from the Offering.

•	We directly acquired 35 industrial buildings, comprised of approximately 5.6 million square feet for an aggregate total purchase price of approximately $353.5 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from the Offering and debt financings.

•	In January 2016, we entered into five interest rate swap agreements to hedge LIBOR on our term loan for an aggregate notional amount of $250.0 million. The interest rate swaps became effective in January 2016 and effectively fixed LIBOR at a weighted-average of 1.17%, with an all-in interest rate ranging from 2.52% to 3.37%, depending on our consolidated leverage ratio. The interest rate swaps will expire in October 2020.

•	In January 2016, the IPT Limited Partner sold and assigned to the BCIMC USA Limited Partner a portion of its interest in the BTC Partnership equal to a 31.0% interest in the BTC Partnership for a purchase price equal to $58.6 million. As a result of this transaction, the IPT Partners collectively have a 20.0% ownership interest in the joint venture and the BCIMC Limited Partner, together with the BCIMC USA Limited Partner, own the remaining 80.0% interest.

•	As of March 31, 2016, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio comprised of 188 industrial buildings totaling approximately 26.3 million square feet located in 23 markets throughout the U.S.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	March 31 2016	December 31, 2015	March 31, 2015
Portfolio data:
Consolidated buildings	166	131	41
Unconsolidated buildings	22	21	7

Total buildings	188	152	48

Rentable square feet of consolidated buildings	22,586	16,956	5,180
Rentable square feet of unconsolidated buildings	3,703	3,602	1,984

Total rentable square feet	26,289	20,558	7,164

Total number of customers (1)	377	310	103
Percent occupied of operating portfolio (1)(2)(3)	92.1%	93.2%	98.4%
Percent occupied of total portfolio (1)(2)	88.9%	91.1%	80.4%
Percent leased of operating portfolio (1)(2)(3)	95.4%	97.4%	98.4%
Percent leased of total portfolio (1)(2)	93.4%	95.6%	80.4%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

(3)	Occupied and leased rates decreased from December 31, 2015 to March 31, 2016 primarily due to our acquisition of the National Distribution Portfolio, which added 2.6 million square feet to our total portfolio and operating portfolio, and was 82.3% occupied and leased at the time of acquisition. We expect the occupied and leased rates to increase over the next 12 months through our active leasing efforts with respect to the vacant space in the portfolio.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three months ended March 31, 2016 and 2015 are not directly comparable, nor are our results of operations for the three months ended March 31, 2016 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Results for the Three Months Ended March 31, 2016 Compared to the Same Period in 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 32 buildings totaling 3.6 million square feet owned as of January 1, 2015, which represented only 16% of total rentable square feet or 18% of total revenues as of March 31, 2016.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2016	2015	Change
Rental revenues:
Same store operating properties	$5,969	$6,156	$(187)
Other properties	27,283	2,095	25,188

Total rental revenues	33,252	8,251	25,001

Rental expenses:
Same store operating properties	(1,607)	(1,552)	(55)
Other properties	(7,533)	(617)	(6,916)

Total rental expenses	(9,140)	(2,169)	(6,971)

Net operating income:
Same store operating properties	4,362	4,604	(242)
Other properties	19,750	1,478	18,272

Total net operating income	24,112	6,082	18,030

Other income and expenses:
Real estate-related depreciation and amortization	(18,299)	(4,569)	(13,730)
General and administrative expenses	(1,799)	(1,066)	(733)
Asset management fees, related party	(3,395)	(875)	(2,520)
Acquisition expenses, related party	(7,129)	(1,545)	(5,584)
Acquisition expenses	(3,152)	(1,895)	(1,257)
Equity in loss of unconsolidated joint venture	(392)	(427)	35
Interest expense and other	(4,155)	(1,286)	(2,869)
Loss on sell down of joint venture partnership ownership	(64)	-	(64)
Expense support from Advisor	267	542	(275)

Total other income and expenses	(38,118)	(11,121)	(26,997)
Net loss	(14,006)	(5,039)	(8,967)
Net loss attributable to noncontrolling interests	-	-	-

Net loss attributable to common stockholders	$(14,006)	$(5,039)	$(8,967)

Weighted-average shares outstanding	114,323	28,485	85,838

Net loss per common share - basic and diluted	$(0.12)	$(0.18)	$0.06

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $25.0 million for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in non-same store revenues, which was attributable to the growth in our portfolio. For the three months ended March 31, 2016, non-same store rental revenues reflects the addition of 132 buildings we have acquired since January 1, 2015. Same store rental revenues for the three months ended March 31, 2015 decreased slightly by $0.2 million as compared to the same period in 2015, primarily due to a lower occupancy rate. Same store occupancy decreased from 99.4% as of March 31, 2015 to 96.0% as of March 31, 2016, primarily due to two leases totaling 0.1 million square feet, or 3.2% of total square footage of the same store pool, expiring during 2015.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $7.0 million for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio since January 1, 2015. Same store rental expenses for the three months ended March 31, 2016 increased slightly primarily due to higher real estate taxes as compared to the same period in 2015.

Other Income and Expenses. Other income and expenses increased by $27.0 million for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to:

•	an increase in real estate related depreciation and amortization expense and asset management fees as a result of our first quarter 2016 acquisition activity as well as a full quarter of ownership of our 2015 acquisitions;

•	an increase in acquisition-related expenses as a result of higher acquisition activity during the three months ended March 31, 2016 as compared to the same period in 2015;

•	an increase in interest expense that was primarily due to: (i) higher average net borrowings under our line of credit of $108.3 million for the three months ended March 31, 2016, as compared to the same period in 2015; (ii) new financings under a term loan and mortgages for an aggregate amount of $442.4 million; and (iii) a higher weighted-average interest rate of 2.35% as of March 31, 2016, as compared to 2.08% as of March 31, 2015;

•	an increase in general and administrative expenses that was primarily due to: (i) reimbursement of personnel expenses of the Advisor and its affiliates; (ii) higher transfer agent costs incurred due to an increased level of equity raised; and (iii) higher accounting and legal expenses incurred primarily as a result of a higher level of acquisition activity; and

•	lower expense support from the Advisor pursuant to the Expense Support Agreement due to an improving level of operating cash flow.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended March 31, 2016, NOI was $24.1 million, as compared to $6.1 million, for the three months ended March 31, 2015. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three Months Ended March 31, 2016 Compared to the Same Periods in 2015” above for a reconciliation of our net loss to NOI for the three months ended March 31, 2016 and 2015.

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

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization and gains or losses on sales of assets. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. By excluding gains or losses on sales of assets, we believe FFO provides a helpful additional measure of our consolidated operating performance on a comparative basis. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and gains or losses on sales of assets, and also excludes acquisition-related costs (including acquisition fees paid to the Advisor) and organization costs, each of which are characterized as expenses in determining net loss under GAAP. Organization costs are excluded as they are paid in cash and relate to costs paid in conjunction with the organization of the Company. The purchase of operating properties is a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

MFFO. As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization and gains or losses on sales of assets, but includes organization costs. Similar to Company-defined FFO, MFFO excludes acquisition-related costs. MFFO also excludes straight-line rent and amortization of above- and below-market leases. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.

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

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Three Months Ended March 31,		For the Period From Inception (August 28, 2012) to March 31, 2016
(in thousands, except per share data)	2016	2015
GAAP net loss applicable to common stockholders	$(14,006)	$(5,039)	$(63,481)

GAAP net loss per common share	$(0.12)	$(0.18)	$(2.48)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss applicable to common stockholders	$(14,006)	$(5,039)	$(63,481)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	18,299	4,569	50,544
Our share of real estate-related depreciation and amortization of unconsolidated joint venture	700	252	3,339
Net loss on sell down of joint venture ownership interests	64	-	64

NAREIT FFO applicable to common stockholders	$5,057	$(218)	$(9,534)

NAREIT FFO per common share	$0.04	$(0.01)	$(0.37)

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$5,057	$(218)	$(9,534)
Add Company-defined adjustments:
Acquisition costs	10,281	3,440	54,249
Our share of acquisition costs of unconsolidated joint venture	112	340	1,597
Organization costs	-	-	93

Company-defined FFO applicable to common stockholders	$15,450	$3,562	$46,405

Company-defined FFO per common share	$0.14	$0.13	$1.81

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO applicable to common stockholders	$15,450	$3,562	$46,405
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(2,335)	(1,070)	(8,320)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture	(129)	(55)	(632)
Organization costs	-	-	(93)

MFFO applicable to common stockholders	$12,986	$2,437	$37,360

MFFO per common share	$0.11	$0.09	$1.46

Weighted-average shares outstanding	114,323	28,485	25,568

We believe that: (i) our FFO of $5.1 million, or $0.04 per share, as compared to the total distributions declared (which are paid in cash or reinvested in shares of our common stock through our DRIP shares) in the amount of $15.5 million, or $0.14 per share, for the three months ended March 31, 2016; and (ii) our FFO loss of $9.5 million, or $0.37 per share, as compared to the total distributions declared (which are paid in cash or reinvested in DRIP shares) of $46.5 million, or $1.34 per share, for the period from Inception (August 28, 2012) to March 31, 2016, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements during the acquisition phase of our life cycle are, and will continue to be, net proceeds from the Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor, and cash generated from operating activities. Our principal uses of funds are, and will continue to be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from the Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing activities should be sufficient to meet our anticipated future acquisition, operating, debt service and distribution requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Total cash provided by (used in):
Operating activities	$(785)	$(591)
Investing activities	(291,437)	(48,191)
Financing activities	293,589	51,300

Net increase in cash	$1,367	$2,518

Cash used in operating activities during the three months ended March 31, 2016 increased by approximately $0.2 million as compared to the same period in 2015, primarily as a result of strong growth in net operating cash flow from our properties, offset by a greater level of cash used for net working capital growth. Cash used in investing activities during the three months ended March 31, 2016 increased by approximately $243.2 million as compared to the same period in 2015, primarily due to our acquisition activity in the amount of $340.3 million during the three months ended March 31, 2016, which was partially offset by $57.2 million of net proceeds we received from the sell down of our ownership interest in the BTC Partnership. Cash provided by financing activities during the three months ended March 31, 2016 increased by approximately $242.3 million as compared to the same period in 2015, primarily due to raising net proceeds of $178.1 million from the Offering, as well as an increase in our net borrowings of $120.9 million during the three months ended March 31, 2016.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loan. As of March 31, 2016, we had $750.0 million of commitments under our credit agreement, including $500.0 million under our line of credit and $250.0 million under our term loan. As of that date, we had approximately $295.0 million outstanding under our line of credit with an interest rate of 1.84% and $250.0 million outstanding under our term loan with an interest rate of 2.52%, which includes the effect of the interest rate swap agreements. The unused and available portion under our line of credit was $205.0 million. We have the ability to increase the size of the aggregate commitments under our credit agreement by an additional $250.0 million up to a total of $1.0 billion, subject to certain conditions. Our line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our term loan matures in January 2021. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loan.

Mortgage Notes. As of March 31, 2016, we had property-level borrowings of approximately $192.4 million outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interest in the collateralized properties, and had a weighted-average interest rate of 2.93%. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of March 31, 2016.

Offering Proceeds. As of March 31, 2016, the amount of aggregate gross proceeds raised from the Offering was $1.2 billion ($1.1 billion net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the three months ended March 31, 2016, 100% of our total distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 48.0% were funded with proceeds from financing activities, which consisted of debt financings, and 52.0% were funded with proceeds from the issuance of DRIP shares. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the second quarter of 2016, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the second quarter of 2016 at a quarterly rate of $0.13515 per Class A share of common stock, and $0.13515 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Cash distributions for the second quarter of 2016 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than July 15, 2016.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay distributions, which if insufficient could negatively impact our ability to pay such distributions. See “Note 10 to the Condensed Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.

The following table outlines sources used, as determined on a GAAP basis, to pay total distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Distributions
2016
March 31	$-	- %	$7,410	48.0%	$8,040	52.0%	$15,450

Total	$-	- %	$7,410	48.0%	$8,040	52.0%	$15,450

2015
December 31	$-	- %	$4,899	47.4%	$5,443	52.6%	$10,342
September 30	-	-	3,392	47.7	3,725	52.3	7,117
June 30	2,700	48.2	-	-	2,900	51.8	5,600
March 31	-	-	1,756	49.3	1,806	50.7	3,562

Total	$2,700	10.1%	$10,047	37.8%	$13,874	52.1%	$26,621

(1)	For the quarters ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, the Advisor provided expense support of $0.3 million, $1.4 million, $0.4 million, $1.0 million and $0.5 million, respectively.
(2)	For the periods presented, all distributions provided by financing activities were funded from debt financings.
(3)	Stockholders may elect to have distributions reinvested in shares of our common stock through our distribution reinvestment plan.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the three months ended March 31, 2016 and 2015, we received eligible redemption requests related to 59,192 and 303 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $570,000, or an average price of $9.63 per share, and approximately $2,800, or an average price of $9.25 per share, respectively. Based on the estimated NAV per share of our common stock determined by our board of directors on August 13, 2015, we have repurchased shares of our common stock above the estimated NAV per share and, accordingly, these repurchases have been dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program.”

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

SUBSEQUENT EVENTS

Status of Offering

A summary of our public offering as of May 3, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$916,917	$339,871	$1,256,788
DRIP offering	21,906	2,151	24,057

Total offering	$938,823	$342,022	$1,280,845

Number of shares sold:
Primary offering	90,527	34,576	125,103
DRIP offering	2,239	219	2,458

Total offering	92,766	34,795	127,561

As of May 3, 2016, approximately $719.2 million in shares of common stock remained available for sale pursuant to the Offering, including $475.9 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Acquisitions Under Contract

On April 21, 2016, we entered into a purchase agreement to acquire seven industrial buildings totaling approximately 3.0 million square feet (the “National Distribution Portfolio II”). The National Distribution Portfolio II is located in the Southern California, Atlanta, Louisville, Chicago, and Charlotte markets and is 100% occupied by 12 customers with a weighted-average remaining lease term (based on square feet) of 1.8 years. The total purchase price is expected to be approximately $187.5 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. In connection with the execution of the purchase agreement, we deposited $7.5 million into an escrow account. Pursuant to the terms of the Advisory Agreement, we expect to pay an acquisition fee to the Advisor equal to 2.0% of the purchase price of the National Distribution Portfolio II. We plan to fund the acquisition using proceeds from the Offering and debt financing. The acquisition of the National Distribution Portfolio II is expected to close during the second quarter of 2016, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to various closing conditions to be met by the parties. If we do not close on the acquisition, there are circumstances under which we may forfeit our deposit.

Derivative Instrument

In April 2016, we entered into an interest swap agreement to hedge LIBOR on our $92.4 million variable-rate mortgage note. The interest rate swap had an effective date of April 2016 and fixed LIBOR at 1.60%, with an all-in interest rate of 3.45%, depending on our consolidated leverage ratio. The interest rate swap will expire in January 2023.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2015 was disclosed in our 2015 Form 10-K. Except as otherwise disclosed in “Note 6 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires: (i) all equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. We do not anticipate the adoption of ASU 2016-01 will have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment, by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. ASU 2016-08 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K. As of March 31, 2016, our critical accounting estimates have not changed from those described in our 2015 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2016, our debt instruments consisted of borrowings under our line of credit, term loan, and mortgage notes.

Fixed Interest Rate Debt. As of March 31, 2016, our consolidated fixed interest rate debt consisted of our term loan and a fixed-rate mortgage note, which represented 47.5% of our total consolidated debt. Our term loan was fixed through the use of interest rate swap agreements. Assuming the effects of the interest rate swap agreement we entered into in April 2016 relating to our $92.4 million variable-rate mortgage note, our fixed interest rate debt would represent 60.0% of our total consolidated debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2016, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $349.0 million and $350.0 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2016. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of March 31, 2016, our consolidated variable interest rate debt consisted of borrowings under our line of credit and a variable-rate mortgage note, which represented 52.5% of our total consolidated debt (or 40.0% of our total consolidated debt assuming the effects of the interest rate swap agreement we entered into in April 2016 relating to our $92.4 million variable-rate mortgage note). Interest rate changes in LIBOR could impact our future earnings and cash flows, but would not significantly affect the fair value of the variable interest rate debt instruments. As of March 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $387.4 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2016, would change our annual interest expense by approximately $0.6 million.

Derivative Instruments. As of March 31, 2016, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million expiring in October 2020. See “Note 6 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of swaps.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2015 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2015 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the revised risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2015 Form 10-K.

RISK RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a customer as a capital lease if the significant risks and rewards of ownership are considered to reside with the customer. Under capital lease accounting, both the leased asset and liability are reflected on its the customer’s balance sheet. If the terms of the lease do not meet the criteria for a capital lease, the lease is considered an operating lease and no leased asset or contractual lease obligation is recorded on the customer’s balance sheet. Accordingly, under the current accounting standards for leases, the entry into an operating lease with respect to real property can appear to enhance a customer’s reported financial condition or results of operations in comparison to the customer’s direct ownership of the property.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued ASU 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the customer’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, customers may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, customers may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard is effective on January 1, 2019, with early adoption permitted.

ERISA RISKS

The U.S. Department of Labor (“DOL”) has issued a final regulation revising the definition of “fiduciary” under ERISA and the Code, which may affect the marketing of investments in our shares.

On April 8, 2016, the DOL issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and benefit plans. The final regulation and the related exemptions will become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of shares of our common stock before that date. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Shares

During the quarter ended March 31, 2016, we issued 12,250 unregistered shares of our common stock under our Private Placement Equity Incentive Plan, which was adopted by our board of directors on February 26, 2015. The issuance of these shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as sales of securities that do not involve a public offering or distribution. No underwriters were involved, no sales commissions or other remuneration was paid and we did not receive any cash proceeds in connection with this issuance.

Use of Proceeds

On July 24, 2013, our Registration Statement on Form S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering will end on July 24, 2016, unless extended by our board of directors in accordance with federal securities laws. As described Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—General,” our common stock was reclassified into Class A shares and Class T shares in August 2015 and we are currently offering both classes of shares in the Offering.

As of March 31, 2016, we had raised gross offering proceeds from the Offering of $1.2 billion. The table below summarizes the direct selling costs paid to and incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to March 31, 2016
Sales commissions (1)	$68,194
Dealer manager fees (1)	28,849
Offering costs	23,100

Total direct selling costs paid from offering proceeds (2)	$120,143

Offering proceeds, net of direct selling costs	$1,113,257

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager, and a substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	This amount excludes the distribution fees paid to the Dealer Manager, all or a portion of which are reallowed by the Dealer Manager to participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers. The distribution fees are not paid from and do not reduce offering proceeds, but rather they reduce the distributions payable to stockholders with respect to Class T shares.

As of March 31, 2016, we owned and managed, either directly or through our 20.0% ownership interest in a joint venture partnership, 188 industrial buildings totaling approximately 26.3 million square feet for an aggregate total purchase price of approximately $2.0 billion, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions using proceeds from the Offering and debt financing.

As of March 31, 2016, we had paid $16.6 million in acquisition-related expenses to non-related parties. Refer to “Note 10 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

We used $36,000 of net proceeds from primary shares sold in the Offering to fund distributions for the initial quarter for which we declared distributions and for the fourth quarter of 2013. The initial quarter commenced on September 6, 2013, which was the date that we met the minimum offering requirements in connection with the Offering, and ended on September 30, 2013.

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

As described below, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in the share redemption program) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption program. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the share redemption program) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption program. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held its shares for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. If we are engaged in a public offering and the redemption price calculated in accordance with the share redemption program would result in a price that is higher than the then-current public offering price of such class of common stock, then the redemption price will be reduced and will be equal to the then-current public offering price of such class of common stock.

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

For the three months ended March 31, 2016 and 2015, we received eligible redemption requests related to 59,192 and 303 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $570,000, or an average price of $9.63 per share, and approximately $2,800, or an average price of $9.25 per share, respectively.

The table below summarizes the redemption activity for the three months ended March 31, 2016:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Redeemed as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Redeemed Under the Plans or Programs (1)
January 31, 2016	-	$-	-	-
February 29, 2016	-	-	-	-
March 31, 2016	59,192	9.63	59,192	-

Total	59,192	$9.63	59,192	-

(1)	We limit the number of shares that may be redeemed quarterly under the program as described above.

ITEM 6.    EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

May 11, 2016	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

May 11, 2016	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Articles Supplementary of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.6	Articles of Amendment of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.7	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix E to the prospectus included in Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2015.

4.2	Amended and Restated Share Redemption Program, effective as of September 15, 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.1	Amended and Restated Escrow Agreement, dated as of August 13, 2013, by and among Dividend Capital Securities LLC, Industrial Property Trust Inc. and UMB Bank, N.A. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.2	Management Agreement, dated as of July 16, 2013, by and between Industrial Property Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.3	Industrial Property Trust Inc. Equity Incentive Plan, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

EXHIBIT NUMBER	DESCRIPTION

10.4	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and each of the following persons as of July 16, 2013: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke and Stanley A. Moore. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.5	Purchase and Sale Agreement dated August 5, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.6	First Amendment to Purchase and Sale Agreement dated September 4, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.7	Reinstatement and Second Amendment to Purchase and Sale Agreement dated September 19, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.8	Third Amendment to Purchase and Sale Agreement dated November 22, 2013, by and among IIT Acquisitions LLC and IPT West Valley DC LLC. Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.9	Assignment and Assumption Agreement dated December 18, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.10	Credit Agreement, dated as of January 13, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Bookrunner and Co-Lead Arranger; and Wells Fargo Securities, LLC, as Co-Bookrunner and Co-Lead Arranger. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2014.

10.11	Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2014.

10.12	Amendment to Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.13	Purchase and Sale Agreement, dated February 10, 2014, by and between Paula Begoun Investments, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.14	Amended and Restated Credit Agreement, dated as of February 14, 2014, among Industrial Property Operating Partnership LP; the lenders party hereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Lead Arranger and Joint Bookrunner; and Wells Fargo Securities, LLC, as Co-Lead Arranger and Joint Bookrunner; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.15	Purchase and Sale Agreement, dated as of February 18, 2014, by and between CPDC III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.16	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2014, by and between IPT Acquisitions LLC and ProLogis-A4 FL I LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.17	Purchase and Sale Agreement, dated May 13, 2014, between TPRF III/Rialto Industrial LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.18	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2014, by and between IPT Acquisitions LLC and Palmtree Acquisition Corporation. Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.19	Purchase and Sale Agreement, dated June 6, 2014, by and between Kylie Capital LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.20	Purchase and Sale Agreement, dated July 29, 2014, by and between Baird Investment Company, Frederick C. Mansfield, Trustee of the Sylvia Baldwin Mansfield Trust dated November 21, 1975, as amended and restated, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.21	Purchase and Sale Agreement, dated August 5, 2014, by and between IPT Acquisitions LLC and Avera Development, LLC. Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.22	Agreement of Sale, dated September 5, 2014, by and between IPT O’Hare DC LLC and IAC 1000 County Line L.L.C. Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.23	Purchase and Sale Agreement, dated September 5, 2014, by and between CRP-3 BWIC I, LLC, CRP-3 BWIC II, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.24	Purchase and Sale Agreement, dated September 16, 2014, by and between Elgin Realty Company, LLP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.25	Contract for Sale and Purchase, dated October 15, 2014, by and between CostCo Way 8, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2014.

10.26	Agreement of Purchase and Sale, dated October 31, 2014, by and between CRP Oakmont Flower Mound, L.L.C., CRP Oakmont Grand Prairie, L.L.C., and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.27	Purchase and Sale Agreement, dated November 19, 2014, by and between Totowa Property Associates, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.28	Second Amended and Restated Credit Agreement, dated as of November 21, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 25, 2014.

10.29	Real Estate Contract, dated December 4, 2014, by and between Carson Bayport I LP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.30	Purchase and Sale Agreement, dated December 8, 2014, by and between Holman Distribution Center of Oregon, Inc., Hawthorne Investment Company, Clark Family LLC, Clark Properties North Wing LLC and Clark Properties South Wing LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.31	Sale, Purchase and Escrow Agreement, dated December 9, 2014, among Peachtree North Business Park, LLC, IPT Acquisitions LLC and Calloway Title and Escrow, LLC. Incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.32	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 19, 2014, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 23, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.33	Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of February 12, 2015, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, bcIMC International Real Estate (2004) Investment Corporation, and bcIMC (WCBAF) Realpool Global Investment Corporation. Incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.34	Amended and Restated Agreement by and between IPT BTC I GP LLC and Industrial Property Advisors LLC, effective as of February 12, 2015. Incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.35	Private Placement Equity Incentive Plan, dated February 26, 2015. Incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.36	Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan. Incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.37	Form of Director Stock Grant Agreement for Equity Incentive Plan. Incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.38	Form of Restricted Stock Grant Agreement for Consultants for Equity Incentive Plan. Incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.39	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 16, 2015, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.40	Credit Agreement, dated as of June 5, 2015, by and among BTC Intermediate Holdco LP, Build-To-Core Industrial Partnership I LP, each of the subsidiary guarantors party thereto from time to time, Regions Bank, the other lenders party thereto and other lenders that may become parties thereto, U.S. Bank National Association and Regions Capital Markets and U.S. Bank National Association. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2015.

10.41	Amendment to the Second Amended and Restated Expense Support and Conditional Reimbursement Agreement, effective as of June 30, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

EXHIBIT NUMBER	DESCRIPTION

10.42	Third Amended and Restated Advisory Agreement, dated as of August 14, 2015, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.43	Second Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of August 14, 2015, among Industrial Property Trust, Inc., as general partner, and the Limited Partners thereto. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.44	Third Amended and Restated Waiver and Expense Support Agreement, effective as of August 14, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.45	Amendment No. 2 to the Selected Dealer Agreement, dated as of August 28, 2015, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2015.

10.46	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and John S. Hagestad as of September 2, 2015. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.47	Loan Agreement, dated as of September 25, 2015, by and among IPT Bayport DC LP, IPT Centreport DC LP, IPT Century DC LP, IPT Livermore DC LP, IPT Rialto DC LP, IPT O’Hare DC LLC and IPT Windham IC LLC, as Borrower, and Teachers Insurance and Annuity Association of America, as Lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2015.

10.48	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company II, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.49	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.50	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company V, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.51	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company IX, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.52	Amendment No. 1 to Amended and Restated Agreement dated as of November 25, 2015 by and between IPT BTC I GP LLC and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.53	Purchase and Sale Agreement, dated November 27, 2015, by and between AP Zephyr Street LLC, AP Commerce Parkway LLC, AP Polk Lane LLC, AP Quality Drive LLC, AP Quest Way LLC, AP MIAC Cove LLC, AP Pleasant Hill LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

EXHIBIT NUMBER	DESCRIPTION

10.54	Third Amended and Restated Credit Agreement, dated as of December 8, 2015, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Lead Arranger and Joint Bookrunner; Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger; Bank of America, N.A., as Co-Documentation Agent; U.S. Bank National Association, as Joint Lead Arranger and Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2015.

10.55	Interest Purchase Agreement, dated December 28, 2015, by and between bcIMC (USA) Realty Div 2A LLC and IPT BTC I LP LLC. Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.56	Second Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of January 28, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, bcIMC International Real Estate (2004) Investment Corporation, bcIMC (WCBAF) Realpool Global Investment Corporation, and bcIMC (USA) Realty Div A2 LLC. Incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 8, 2016.

10.57	Amendment No. 2 to Amended and Restated Agreement, dated as of January 28, 2016, by and between IPT BTC I GP LLC and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2016.

10.58	First Amendment to the Third Amended and Restated Advisory Agreement, dated as of February 17, 2016, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 23, 2016.

10.59*	Amendment No. 3 to the Selected Dealer Agreement, dated as of April 11, 2016, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services.

10.60*	Purchase and Sale Agreement, dated April 21, 2016, by and among IPT Acquisitions LLC, AP Redlands LLC, AP Barrett Lakes 2700 LLC, AP Barrett Lakes 2750 LLC, AP Barrett Lakes 2850 LLC, AP Taylor Road LLC, AP Omega Parkway LLC, and AP Jamesburg Drive LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 11, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.