Form 10-Q
period 2016-06-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2016-08-15
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 5, 2016, there were 138.6 million shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Net investment in real estate properties	$2,213,685	$1,374,195
Investment in unconsolidated joint venture	42,716	94,331
Cash and cash equivalents	10,591	7,429
Restricted cash	130	3,580
Straight-line and tenant receivables, net	11,219	5,185
Due from affiliates	108	57
Other assets	11,911	18,478

Total assets	$2,290,360	$1,503,255

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$13,075	$8,751
Debt, net	1,151,592	609,033
Due to affiliates	23,429	2,525
Distributions payable	16,886	10,304
Other liabilities	45,284	25,236

Total liabilities	1,250,266	655,849
Commitments and contingencies (Note 12)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share—900,000 shares authorized, 94,151 shares and 84,595 shares issued and outstanding, respectively	942	846
Class T common stock, $0.01 par value per share—600,000 shares authorized, 39,845 shares and 18,390 shares issued and outstanding, respectively	398	184
Additional paid-in capital	1,193,471	927,556
Accumulated deficit	(148,248)	(81,181)
Accumulated other comprehensive loss	(6,595)	—

Total stockholders’ equity	1,039,968	847,405
Noncontrolling interests	126	1

Total equity	1,040,094	847,406

Total liabilities and equity	$2,290,360	$1,503,255

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenues:
Rental revenues	$40,447	$10,150	$73,699	$18,401

Total revenues	40,447	10,150	73,699	18,401

Operating expenses:
Rental expenses	10,462	2,566	19,602	4,735
Real estate-related depreciation and amortization	23,137	5,481	41,436	10,050
General and administrative expenses	1,807	1,029	3,606	2,095
Asset management fees, related party	4,146	1,047	7,541	1,922
Acquisition expenses, related party	10,019	1,575	17,148	3,120
Acquisition expenses	5,330	1,747	8,482	3,642

Total operating expenses	54,901	13,445	97,815	25,564

Operating loss	(14,454)	(3,295)	(24,116)	(7,163)

Other expenses:
Equity in loss of unconsolidated joint venture	51	520	443	947
Interest expense and other	5,721	1,342	9,876	2,628
Net loss on sell down of joint venture ownership interest	—	—	64	—

Total other expenses	5,772	1,862	10,383	3,575

Total expenses before expense support	60,673	15,307	108,198	29,139
Total expense support from (repayment to) Advisor	(1,431)	1,034	(1,164)	1,576

Net expenses after expense support	62,104	14,273	109,362	27,563

Net loss	(21,657)	(4,123)	(35,663)	(9,162)
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(21,657)	$(4,123)	$(35,663)	$(9,162)

Weighted-average shares outstanding	129,118	44,770	121,721	36,672

Net loss per common share—basic and diluted	$(0.17)	$(0.09)	$(0.29)	$(0.25)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net loss attributable to common stockholders	$(21,657)	$(4,123)	$(35,663)	$(9,162)
Unrealized loss on derivative instruments	(4,543)	—	(6,595)	—

Comprehensive loss attributable to common stockholders	$(26,200)	$(4,123)	$(42,258)	$(9,162)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2015	102,985	$1,030	$927,556	$(81,181)	$—	$1	$847,406
Net loss	—	—	—	(35,663)	—	—	(35,663)
Unrealized loss on derivative instruments	—	—	—	—	(6,595)		(6,595)
Issuance of common stock	31,092	311	309,203	—	—	—	309,514
Share-based compensation	—	—	566	—	—	—	566
Upfront offering costs, including sales commissions, dealer manager fees, and offering costs	—	—	(20,936)	—	—	—	(20,936)
Trailing offering costs, consisting of distribution fees	—	—	(21,275)	1,498	—	—	(19,777)
Redemptions of common stock	(81)	(1)	(1,643)	—	—	—	(1,644)
Preferred shares	—	—	—	—	—	125	125
Distributions declared on common stock	—	—	—	(32,902)	—	—	(32,902)

Balance as of June 30, 2016	133,996	$1,340	$1,193,471	$(148,248)	$(6,595)	$126	$1,040,094

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Operating activities:
Net loss	$(35,663)	$(9,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	41,436	10,050
Equity in loss of unconsolidated joint venture	443	947
Straight-line rent and amortization of above- and below-market leases	(5,429)	(2,560)
Net loss on sell down of joint venture ownership interest	64	—
Other	1,640	708
Changes in operating assets and liabilities:
Tenant receivables, restricted cash and other assets	(154)	674
Accounts payable, accrued expenses and other liabilities	7,978	2,069
Due from / to affiliates, net	2,638	(13)

Net cash provided by operating activities	12,953	2,713

Investing activities:
Real estate acquisitions	(836,998)	(268,532)
Acquisition deposits	(8,500)	(4,498)
Capital expenditures and development activities	(18,089)	(3,914)
Investment in unconsolidated joint venture	(6,069)	(19,741)
Net proceeds from sale of joint venture ownership interest	57,177	60,268
Distribution from unconsolidated joint venture	—	34,198

Net cash used in investing activities	(812,479)	(202,219)

Financing activities:
Proceeds from line of credit	617,000	135,000
Repayments of line of credit	(610,000)	(175,000)
Proceeds from mortgage note	289,480	—
Proceeds from term loan	250,000	—
Financing costs paid	(4,705)	(205)
Proceeds from issuance of common stock	291,774	264,554
Offering costs paid upon issuance of common stock	(17,246)	(21,395)
Distributions paid to common stockholders	(11,539)	(2,954)
Distribution fees paid	(1,298)	—
Redemptions of common stock	(778)	(58)

Net cash provided by financing activities	802,688	199,942

Net increase in cash and cash equivalents	3,162	436
Cash and cash equivalents, at beginning of period	7,429	8,119

Cash and cash equivalents, at end of period	$10,591	$8,555

Supplemental disclosure of noncash investing and financing activities:
Offering proceeds due from transfer agent	$—	$1,085
Deconsolidation of net assets in connection with sale of ownership interest in unconsolidated joint venture	—	124,586
Distributions payable	16,886	5,600
Redemptions payable	1,074	—
Future estimated distribution fees payable	19,777	—
Distributions reinvested in common stock	13,483	2,976
Non-cash capital expenditures	1,024	94

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

	As of December 31, 2015
(in thousands)	As Reported	As Adjusted
Assets:
Deferred financing costs, net	$5,967	$—
Liabilities:
Debt, net	615,000	609,033

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance in Topic 606 for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” ASU 2016-11 rescinds certain SEC staff comments previously made in regard to ASU 2014-09 and ASU 2014-16. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 clarifies three aspects of Topic 606, including the objective of the collectability criterion, the measurement date for noncash consideration and the requirements for a completed contract. ASU 2016-12 also includes a practical expedient for contract modifications and allows an entity to exclude amounts collected from customers for all sales taxes from the transaction price. The Company is currently evaluating the effect the above guidance will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has not yet selected a transition date nor has the Company determined the effect this guidance will have on its consolidated financial statements.

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

3.	ACQUISITIONS

The Company acquired 100% of the following properties during the six months ended June 30, 2016:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
Northwest Industrial Center	1/5/2016	3	$13,441	$12,633	$2,554	$81	$(274)	$28,435
Golden State Portfolio	1/12/2016	4	9,128	4,874	1,183	131	(19)	15,297
Victory Industrial Portfolio	1/13/2016	5	9,712	44,493	5,965	461	(1,811)	58,820
GSW Distribution Center	1/27/2016	1	3,676	13,327	—	—	—	17,003
National Distribution Portfolio	1/29/2016	7	10,693	92,746	11,748	659	(1,346)	114,500
Lehigh Valley Distribution Center II (2)	3/7/2016	1	7,093	19,778	1,092	—	(70)	27,893
Kent Industrial Portfolio	3/28/2016	4	9,813	20,042	2,046	40	(444)	31,497
Auburn 167 Industrial Center	4/14/2016	3	6,934	13,447	1,605	140	(137)	21,989
Corona Industrial Center	4/27/2016	1	10,958	8,882	553	—	—	20,393
National Distribution Portfolio II	5/19/2016	7	43,459	134,781	9,917	407	(1,064)	187,500
Carlisle Distribution Center	5/19/2016	1	7,892	19,595	1,925	—	(563)	28,849
Central Valley Portfolio	5/24/2016	3	8,239	29,603	3,998	—	(396)	41,444
Cheyenne Distribution Center	5/25/2016	1	5,200	22,320	2,647	—	—	30,167
Peoria Distribution Center	6/15/2016	1	3,825	15,933	1,588	—	(97)	21,249
Trade Port Distribution Center II	6/17/2016	2	5,170	40,903	6,227	—	—	52,300
Northeast Distribution Portfolio	6/20/2016	2	6,745	20,110	3,220	—	(675)	29,400
Pinnacle Distribution Center II	6/22/2016	1	8,150	23,168	2,436	—	(154)	33,600
Other acquisitions	Various	16	24,437	61,943	8,852	91	(1,503)	93,820

Total acquisitions		63	$194,565	$598,578	$67,556	$2,010	$(8,553)	$854,156

(1)	Total purchase price exclusive of transfer taxes, due diligence expenses, and other closing costs equals consideration paid. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information at the time of acquisition and, therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.
(2)	Includes an additional land parcel acquisition in May 2016 for a purchase price of approximately $0.4 million.

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

Property	Amortization period
(years)
Northwest Industrial Center	5.2
Golden State Portfolio	2.5
Victory Industrial Portfolio	10.1
GSW Distribution Center	—
National Distribution Portfolio	5.7
Lehigh Valley Distribution Center II	4.5
Kent Industrial Portfolio	3.2
Auburn 167 Industrial Center	4.1
Corona Industrial Center	5.1
National Distribution Portfolio II	1.8
Carlisle Distribution Center	3.5
Central Valley Portfolio	4.0
Cheyenne Distribution Center	7.1
Peoria Distribution Center	3.3
Trade Port Distribution Center II	10.0
Northeast Distribution Portfolio	10.7
Pinnacle Distribution Center II	3.7
Other acquisitions	3.9

Pro Forma Financial Information

The table below includes the following: (i) actual revenues and net loss for the 2016 acquisitions (as described above) included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2016; (ii) actual revenues and net loss for the 2015 acquisitions included in the Company’s condensed consolidated financial statements of operations for the three and six months ended June 30, 2015; and (iii) pro forma revenues and net loss reflecting the 2016 and 2015 acquisitions, as if the date of each acquisition had been January 1, 2015 and January 1, 2014, respectively. The table below does not include any acquisitions sold to the BTC Partnership, as defined in “Note 5,” that were subsequently deconsolidated. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Actual:
Total revenues	$3,964	$1,418	$15,211	$5,428

Net loss	$(3,500)	$(496)	$(3,822)	$(582)

Pro forma:
Total revenues (1)	$46,100	$38,487	$91,340	$89,942

Net loss (2)	$(6,026)	$(293)	$(10,356)	$(25,906)

(1)

In deriving the pro forma total revenues, an adjustment was made to include incremental revenue of $5.7 million and $28.3 million for the three months ended June 30, 2016 and 2015, respectively, and $17.6 million and $72.6 million for the six months ended June 30, 2016 and 2015, respectively. The incremental rental revenue was determined based on each acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis; and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue with respect to the acquired properties.
(2)	In deriving the pro forma net loss, an adjustment was made to exclude acquisition-related expenses of $15.3 million and $3.3 million for the three months ended June 30, 2016 and 2015, respectively, and $25.6 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2015, the pro forma net loss was adjusted to include acquisition-related expenses of $25.6 million relating to the 2016 acquisitions, as if these expenses had been incurred as of January 1, 2015.

4.	INVESTMENT IN REAL ESTATE PROPERTIES

As of June 30, 2016 and December 31, 2015, the Company’s consolidated investment in real estate properties consisted of 195 and 131 industrial buildings, respectively.

	As of
(in thousands)	June 30, 2016	December 31, 2015
Land	$600,303	$405,739
Building and improvements	1,472,394	866,032
Intangible lease assets	196,054	123,451
Construction in progress	18,270	11,023

Investment in real estate properties	2,287,021	1,406,245
Less accumulated depreciation and amortization	(73,336)	(32,050)

Net investment in real estate properties	$2,213,685	$1,374,195

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities, as of June 30, 2016 and December 31, 2015, include the following:

	As of June 30, 2016			As of December 31, 2015
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$185,430	$(34,642)	$150,788	$114,768	$(15,039)	$99,729
Above-market lease assets (1)	10,624	(1,899)	8,725	8,683	(815)	7,868
Below-market lease liabilities (2)	(26,952)	4,825	(22,127)	(18,431)	2,474	(15,957)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.
(2)	Included in other liabilities on the condensed consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of June 30, 2016, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2016	$23,957	$1,270	$(2,788)
2017	35,899	1,894	(4,966)
2018	27,436	1,576	(4,018)
2019	19,034	1,007	(3,097)
2020	14,072	773	(2,498)
Thereafter	30,390	2,205	(4,760)

Total	$150,788	$8,725	$(22,127)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of June 30, 2016, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2016	$65,318
2017	122,943
2018	113,148
2019	95,308
2020	79,848
Thereafter	225,101

Total	$701,666

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$2,424	$1,131	$4,200	$1,898
Above-market lease amortization	(606)	(114)	(1,153)	(211)
Below-market lease amortization	1,276	473	2,382	873

Real Estate-Related Depreciation and Amortization:
Depreciation expense	$11,401	$2,795	$20,599	$5,116
Intangible lease asset amortization	11,736	2,686	20,837	4,934

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

In January 2016, IPT BTC I LP LLC (the “IPT Limited Partner”) sold and assigned to bcIMC (USA) Realty Div A2 LLC (the “BCIMC USA Limited Partner”) a portion of its interest in the BTC Partnership equal to a 31.0% interest in the BTC Partnership for a purchase price equal to $58.6 million. The Company recorded a net loss of approximately $0.1 million, which included an asset management fee of $1.5 million paid to Industrial Property Advisors LLC (the “Advisor”) in connection with the disposition. As a result of this transaction, the IPT Limited Partner and IPT BTC I GP LLC (the “General Partner,” and together with the IPT Limited Partner, the “IPT Partners”) collectively have a 20.0% ownership interest in the joint venture and the BCIMC Limited Partner, together with the BCIMC USA Limited Partner, own the remaining 80.0% interest. The Company determined that it continues to maintain significant influence in the BTC Partnership and, as such, continues to report its investment under the equity method on the condensed consolidated balance sheet as of June 30, 2016.

6.	DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its line of credit and term loans, and under mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Weighted Average Effective Interest Rate as of			Balance as of
($ in thousands)	June 30, 2016	December 31, 2015	Maturity Date	June 30, 2016	December 31, 2015
Line of credit (1)	1.87%	1.83%	January 2020	$272,000	$265,000
Term loan (2)	2.32%	1.78%	January 2021	350,000	250,000
Term loan (3)	2.07%	—	May 2022	150,000	—
Fixed-rate mortgage notes (4)	3.40%	3.52%	June 2022 - July 2024	389,480	100,000

Total principal amount / weighted-average	2.54%	2.08%		$1,161,480	$615,000

Less unamortized debt issuance costs				$9,888	$5,967

Total debt, net				$1,151,592	$609,033

Gross book value of properties encumbered by debt				$624,456	$151,754

(1)	The interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. As of June 30, 2016, the unused and available portion under the line of credit was $228.0 million.
(2)

In June 2016, the Company expanded its borrowings under its existing term loan by $100.0 million to a total of $350.0 million. The interest rate for the term loan is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, each depending on the Company’s consolidated leverage ratio. As of June 30, 2016, the Company had effectively fixed the interest rate with respect to $250.0 million of the $350.0 million term loan through the use of interest rate swap agreements. The all-in fixed interest rate including the effects of the swaps was 2.32% as of June 30, 2016.
(3)	In May 2016, the Company borrowed $150.0 million pursuant to a new unsecured term loan. The interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate fixed through the use of interest rate swaps, plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio.
(4)	Includes the effects of the interest rate swap the Company entered into in April 2016 relating to its variable-rate mortgage note with an amount outstanding of $97.0 million as of June 30, 2016. The all-in interest rate including the effects of the swap was 3.45% as of June 30, 2016. The remaining mortgage notes have interest rates ranging from 3.30% to 3.52%.

As of June 30, 2016, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2016	$—	$—	$—	$—
2017	—	—	—	—
2018	—	—	1,354	1,354
2019	—	—	2,191	2,191
2020	272,000	—	3,859	275,859
Thereafter	—	500,000	382,076	882,076

Total principal payments	$272,000	$500,000	$389,480	$1,161,480

(1)	The line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.

Debt Covenants

The Company’s line of credit, term loans and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of June 30, 2016.

Derivative Instruments

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2016, the Company had six outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2016, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate swaps	$346,980	Other liabilities	$6,595	$—

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest rate swaps:
Loss recognized in AOCI (effective portion)	$(4,999)	$—	$(7,405)	$—
Loss reclassified from AOCI into income (effective portion)	456	—	810	—

Net other comprehensive loss	$(4,543)	$—	$(6,595)	$—

7.	FAIR VALUE

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2016:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative instruments	$—	$6,595	$—	$6,595

Total liabilities measured at fair value	$—	$6,595	$—	$6,595

As of June 30, 2016, the Company had no financial instruments that were transferred among the fair value hierarchy levels. There were no financial instruments measured at fair value on a recurring basis as of December 31, 2015. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2016		As of December 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$272,000	$272,000	$265,000	$265,000
Term loans	500,000	500,000	250,000	250,000
Mortgage notes	389,480	393,889	100,000	97,958
Derivative liability	6,595	6,595	—	—

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

Term Loans. The fair value of each of the term loans is estimated using discounted cash flow methods based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

Mortgage Notes. The fair value of each of the mortgage notes is estimated using discounted cash flow methods based on the Company’s estimate of market interest rates, which the Company has determined to be its best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.

The fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

8.	STOCKHOLDERS’ EQUITY

Initial Public Offering

In September 2012, the Company filed a registration statement with the SEC on Form S-11 in connection with its initial public offering of up to $2.0 billion in shares of common stock (the “Offering”). The registration statement was subsequently declared effective in July 2013. Pursuant to its registration statement, the Company is offering for sale up to $1.5 billion in shares of common stock, and up to $500.0 million in shares under the Company’s distribution reinvestment plan.

Reclassification of Shares

On August 14, 2015, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock being offered pursuant to the registration statement into Class A shares and Class T shares. The SEC declared the post-effective amendment effective on August 19, 2015, at which time the Company began offering for sale up to $1.5 billion in shares of common stock at a price of $10.4407 per Class A share and $9.8298 per Class T share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.9187 per Class A share and $9.8298 per Class T share. In each case, the offering price was arbitrarily determined by the Company’s board of directors by taking the Company’s estimated net asset value (“NAV”) as of June 30, 2015 of $9.24 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to the Class A shares and the Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to the Company will be the same for both Class A shares and Class T shares. The NAV was not subject to audit by the Company’s independent registered public accounting firm. The Class A shares and Class T shares have identical rights and privileges, including voting rights, but have differing fees that are payable on a class-specific basis, as described in “Note 11.” The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares. The Company’s shares of common stock consist of Class A shares and Class T shares, all of which are collectively referred to herein as shares of common stock. The new offering prices have been rounded to the nearest whole cent throughout this report.

The Company has reallocated $325.0 million shares of common stock offered pursuant to the Company’s distribution reinvestment plan to the Company’s primary offering. Dividend Capital Securities LLC (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that was initially expected to end no later than two years after the effective date of the Offering, or July 24, 2015, but has been extended by the Company’s board of directors until the earlier to occur of either: (i) December 21, 2016; or (ii) the date on which the Company raises approximately $500.0 million of additional gross proceeds from the sale of primary offering shares. The Company’s board of directors may determine to terminate the Offering at an earlier or later date, in its sole discretion. On July 21, 2016, the Company filed a registration statement on Form S-11 for a proposed follow-on offering. The Company does not intend to register new securities pursuant to the proposed follow-on offering, but rather will carry forward any unsold securities registered pursuant to the Offering if necessary to meet the Company’s capital raising goals.

A summary of the Company’s public offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”) offering), as of June 30, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$930,834	$389,531	$1,320,365
DRIP offering	21,910	2,151	24,061

Total offering	$952,744	$391,682	$1,344,426

Number of shares sold:
Primary offering	91,863	39,628	131,491
DRIP offering	2,239	219	2,458

Total offering	94,102	39,847	133,949

As of August 15, 2016, following the reallocation of shares in the Offering, approximately $600.0 million in shares of common stock remained available for sale pursuant to the Offering, including $140.0 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated further for sale in the primary offering.

Common Stock

The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

	Class A		Class T		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	84,595	$846	18,390	$184	102,985	$1,030
Issuance of common stock:
Primary shares	8,388	84	21,238	212	29,626	296
DRIP shares	1,143	12	219	2	1,362	14
Stock grants	118	1	—	—	118	1
Redemptions	(79)	(1)	(2)	—	(81)	(1)
Forfeitures	(14)	—	—	—	(14)	—

Balance as of June 30, 2016	94,151	$942	39,845	$398	133,996	$1,340

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock):

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2016
June 30	July 5, 2016	$0.13515	$7,534	$9,042	$876	17,452
March 31	April 4, 2016	0.13515	6,788	8,040	622	15,450

Total			$14,322	$17,082	$1,498	$32,902

2015
December 31	January 13, 2016	$0.13515	$4,751	$5,443	$148	$10,342
September 30	October 15, 2015	0.12500	3,392	3,725	—	7,117
June 30	July 2, 2015	0.12500	2,700	2,900	—	5,600
March 31	April 15, 2015	0.12500	1,756	1,806	—	3,562

Total			$12,599	$13,874	$148	$26,621

(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share of common stock. The Company’s board of directors authorized distributions at this rate per Class T share of common stock before deducting the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis). The Company began offering Class T shares of its common stock in August 2015.
(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares only. Refer to “Note 11” for further detail regarding distribution fees.
(3)	Gross distributions are total distributions before the deduction of distribution fees.

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Six Months Ended June 30,
	2016	2015
Number of eligible shares redeemed	169,408	6,078
Aggregate amount of shares redeemed	$1,644,228	$57,538
Average redemption price per share	$9.71	$9.47

9.	SHARE-BASED COMPENSATION

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

Restricted Stock Summary

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its Equity Incentive Plan and its Private Placement Equity Incentive Plan for the six months ended June 30, 2016 is as follows:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share (1)
Nonvested shares at January 1, 2016	58	$10.44
Granted	118	$10.44
Vested	(48)	$10.44
Forfeited	(14)	$10.44

Nonvested shares at June 30, 2016	114	$10.44

(1)	The weighted-average fair value is based on the offering price of $10.44 per Class A share in effect on the respective grant dates.

The following table summarizes other share-based compensation data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Share-based compensation expense	$177	$107	$566	$224
Total fair value of restricted stock vested	$144	$33	$494	$108
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.44	$10.00	$10.44	$10.00

(1)	The weighted-average grant date fair value is based on the offering price per Class A share in effect on the respective grant dates.

As of June 30, 2016, the aggregate unrecognized compensation cost related to the restricted stock was approximately $0.9 million and is expected to be fully recognized over a weighted-average period of 0.9 years.

10.	NONCONTROLLING INTERESTS

In June 2016, the Company acquired a controlling interest in a subsidiary real estate investment trust (the “Subsidiary REIT”) that owns one building. The Company is the managing member of the Subsidiary REIT. Noncontrolling interests represent the portion of equity in the Subsidiary REIT that the Company does not own. Such noncontrolling interests are equity instruments presented in the condensed consolidated balance sheets as noncontrolling interests within permanent equity. The noncontrolling interests consist of redeemable preferred shares with a 12.5% annual preferred dividend. The Subsidiary REIT has 125 preferred shares issued and outstanding at a par value of $1,000 per share, for an aggregate amount of $125,000. The preferred shares are non-voting shares, which have no rights to income or loss, and the preferred shareholders of the Subsidiary REIT own less than 0.5% of the Subsidiary REIT. The preferred shares are redeemable by the Subsidiary REIT at the discretion of the Company, as the managing member, for $1,000 per share, plus accumulated and unpaid dividends, as well as a redemption premium if the preferred shares are redeemed before December 31, 2017.

11.	RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the fourth amended and restated advisory agreement, dated August 12, 2016, by and among the Company, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends August 12, 2017, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the Offering. The Sponsor, which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. The Dealer Manager is presently directly or indirectly majority owned, controlled and/or managed by Messrs. Blumberg, Mulvihill and/or Zucker and/or their affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor and the Dealer Manager receive compensation from the Company in the form of fees and expense reimbursements for certain services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:

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

Distribution fees are accrued upon the issuance of Class T shares. The Company accrues for: (i) the monthly amount payable as of the balance sheet date; and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares outstanding as of the balance sheet date. The distribution fees are reflected in additional paid-in capital in stockholders’ equity.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates and the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Receivable (Payable) as of
					June 30, 2016	December 31, 2015
(in thousands)	2016	2015	2016	2015
Expensed:
Acquisition fees	$10,019	$1,575	$17,148	$3,120	$(149)	$(941)
Asset management fees (1)	4,146	1,047	7,541	1,922	(1,517)	(961)
Asset management fees related to dispositions (2)	—	—	1,466	—	—	—
Other expense reimbursements (3)	697	70	1,587	216	(173)	(119)

Total	$14,862	$2,692	$27,742	$5,258	$(1,839)	$(2,021)

Capitalized:
Development acquisition fees (4)	$39	$—	$155	$—	$—	$(39)

Additional Paid-In Capital:
Sales commissions	$3,230	$9,552	$9,988	$18,949	$(56)	$(498)
Dealer manager fees	2,192	3,462	6,363	6,863	(84)	(500)
Offering costs	2,015	2,803	4,585	5,544	(672)	(377)
Distribution fees (5)	20,653	—	21,275	—	(20,087)	(110)

Total	$28,090	$15,817	$42,211	$31,356	$(20,899)	$(1,485)

(1)	Includes asset management fees other than asset management fees related to dispositions.
(2)	These fees were incurred in conjunction with the Company’s sell down of its ownership interest in the BTC Partnership and were netted against the gain from the sale. Amount is included in net loss on sell down of joint venture ownership interest on the condensed consolidated statements of operations.
(3)	Includes reimbursement for certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement. Also includes amounts for the three months ended June 30, 2016 and 2015 of $5,000 and $9,625, respectively, and for the six months ended June 30, 2016 and 2015 of $14,000 and $15,400, respectively, that the Company paid to an affiliate of the Advisor for a portion of the salary of the principal financial officer, Thomas G. McGonagle, for services provided to the Company. There were no amounts reimbursed for any portion of the salary and benefits during the three and six months ended June 30, 2016 and 2015 to the principal executive officer, Dwight L. Merriman III, for services provided to the Company. The principal executive officer and principal financial officer provide services to and receive additional compensation from affiliates of the Company’s Advisor that the Company does not reimburse.
(4)	Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets.
(5)	The distribution fees accrue daily and are payable monthly in arrears. As of June 30, 2016, the monthly amount of distribution fees payable of $0.3 million is included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrues for future estimated amounts payable based on the shares outstanding as of the balance sheet date. As of June 30, 2016, the future estimated amounts payable of $19.8 million are included in due to affiliates on the condensed consolidated balance sheets, and includes an immaterial amount related to prior periods.

Joint Venture Agreement

The BTC Partnership (described in “Note 5”) is required to pay the General Partner, a subsidiary of the Company that serves as the general partner of the BTC Partnership, certain fees for advisory services provided in accordance with the terms of the joint venture agreement. The advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. Effective February 2015, the General Partner and the Advisor entered into an agreement (the “Services Agreement”), pursuant to which the General Partner appointed the Advisor to provide the advisory services to the BTC Partnership and assigned to the Advisor the fees payable for providing such services. As a result of the payment of the fees pursuant to the Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor pursuant to the Services Agreement, and (ii) the percentage interest of the joint venture owned by the IPT Partners. In addition, the General Partner has agreed to share with the Advisor a portion of any incentive distributions paid to the General Partner by the BTC Partnership in an amount equal to 60% of the percentage interest of the BTC Partnership held by partners other than the IPT Partners. Further, the Services Agreement provides that it will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for “cause,” the Advisor shall have the right, in its sole discretion, to require the General Partner to seek the consent of the BCIMC Limited Partner to sell 50% of the General Partner’s general partner interest in the BTC Partnership to the Advisor for the fair market value of the interest. In such event, the General Partner will seek the BCIMC Limited Partner’s consent to the sale and the admission of the Advisor as an administrative general partner of the BTC Partnership. If the Advisor is made the administrative general partner, then the Services Agreement will terminate and the Advisor will continue to provide the advisory services to the BTC Partnership and receive the same fees and the same portion of any incentive distributions as those to which the Advisor was entitled under the Services Agreement prior to its termination, but the Advisor will not control or manage the BTC Partnership. If the BCIMC Limited Partner does not provide its consent or if the Advisor determines not to purchase the interest, then the Services Agreement will terminate. For the three and six months ended June 30, 2016, the BTC Partnership incurred approximately $0.7 million and $1.2 million, respectively, in acquisition and asset management fees which were paid to the Advisor pursuant to the Services Agreement, as compared to $0.4 million and $1.1 million, respectively, for the three and six months ended June 30, 2015.

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

The Expense Support Agreement was amended and restated on August 14, 2015, effective from July 1, 2015 through June 30, 2018. Pursuant to the amended and restated Expense Support Agreement, for the period from July 1, 2015 through June 30, 2018, Baseline Distributions means the aggregate cash distributions that are declared on the Company’s common stock in accordance with the quarterly distribution rate for such quarter; provided that for purposes of calculating the amount of payment by the Advisor pursuant to the agreement, such amount will not exceed the amount that would have been declared on shares of the Company’s common stock assuming a quarterly distribution rate of $0.13515 per share (which is the rate that the Company’s board of directors authorized for the fourth quarter of 2015 and the first, second and third quarters of 2016 with respect to the Company’s Class A shares and Class T shares less the annual distribution fees that are payable monthly with respect to such Class T shares, as calculated on a daily basis). Starting with any asset management fees waived pursuant to the agreement on or after July 1, 2015, the Advisor will not be entitled to reimbursement from the Company.

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

The table below provides information regarding the fees waived or expenses supported by the Advisor, as well as any amounts reimbursed to the Advisor by the Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Asset management fees deferred	$—	$1,034	$267	$1,576
Other expenses supported	—	—	—	—
Reimbursement of previously deferred expenses	(1,431)	—	(1,431)	—

Total expense support from (repayment to) Advisor (1)	$(1,431)	$1,034	$(1,164)	$1,576

(1)	As of June 30, 2016, approximately $1.4 million of expense support was payable to the Advisor by the Company.

As of June 30, 2016, the cumulative amount of fees deferred and expenses supported by the Advisor (net of the amounts reimbursed by the Company) was approximately $6.0 million. The maximum amount potentially reimbursable to the Advisor was approximately $5.4 million. The Company recorded approximately $1.4 million related to the reimbursement of previously deferred expenses during the three months ended June 30, 2016. The remaining amount potentially reimbursable to the Advisor in future periods is approximately $4.0 million.

12.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2016.

13.	SUBSEQUENT EVENTS

Status of Offering

A summary of the Company’s public offering as of August 5, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$940,996	$417,110	$1,358,106
DRIP offering	28,445	4,660	33,105

Total offering	$969,441	$421,770	$1,391,211

Number of shares sold:
Primary offering	92,842	42,433	135,275
DRIP offering	2,898	474	3,372

Total offering	95,740	42,907	138,647

As of August 15, 2016, following the reallocation of shares in the Offering, approximately $600.0 million in shares of our common stock remained available for sale pursuant to the Offering in any combination of Class A shares or Class T shares, including $140.0 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated further for sale in the primary offering.

See “Note 8” for a description of the reallocation of shares in the Offering and the reallocation of shares in the Offering and the registration statement filed by the Company on July 21, 2016 with respect to a proposed follow-on public offering of the Company’s common stock.

Derivative Instrument

In July 2016, the Company entered into five interest swap agreements, with an aggregate notional amount of $250.0 million, to hedge LIBOR on a portion of its unsecured debt. The interest rate swaps were effective in July 2016 and fixed LIBOR between 0.74% and 0.75%, with an all-in interest rate between 2.10% and 2.14%, depending on the Company’s consolidated leverage ratio. The interest rate swaps will expire between July 2020 and October 2020.

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

OVERVIEW

General

Industrial Property Trust Inc. is a Maryland corporation formed in August 2012 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through the Operating Partnership.

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

As of June 30, 2016, we had raised gross proceeds of approximately $1.3 billion from the sale of 133.9 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, approximately $655.6 million in shares of our common stock remained available for sale pursuant to the Offering in any combination of Class A shares or Class T shares, including $475.9 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in the primary offering. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning the Offering and a proposed follow-on public offering.

As of June 30, 2016, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio that included properties with an aggregate total purchase price of approximately $2.5 billion, comprised of 218 industrial buildings totaling approximately 34.4 million square feet located in 27 markets throughout the U.S., with 436 customers, and was 92.9% occupied (94.1% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of June 30, 2016:

•	209 industrial buildings totaling approximately 32.6 million square feet comprised our operating portfolio, which includes stabilized properties, and was 96.6% occupied (96.9% leased).

•	Nine industrial buildings totaling approximately 1.8 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

As of June 30, 2016, we owned and managed 23 buildings totaling approximately 4.1 million square feet of the total 34.4 million square feet (discussed above) through our 20.0% ownership interest in the BTC Partnership. Additionally as of that date, the BTC Partnership had three buildings under construction totaling approximately 1.7 million square feet, and four buildings in the pre-construction phase for an additional 0.9 million square feet.

We have used, and intend to continue to use, the net proceeds from the Offering primarily to make investments in real estate assets. We may use the net proceeds from the Offering to make other real estate-related investments and debt investments and to pay distributions to stockholders. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the Offering, and other circumstances existing at the time we make our investments.

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

These positive fundamentals in the U.S. economy occurred against the backdrop of significant events in the global economy that could continue to have a dampening impact over the next several quarters. China’s economic growth slowed considerably in 2015 and into 2016, causing a decrease in Chinese demand for imports which, in turn, negatively affected the economies of many countries around the world whose trade with China accounts for a meaningful portion of their respective GDP. Additionally, the European economy has struggled to gain sustained momentum causing policy makers to lower interest rates and increase quantitative easing in an effort to increase historically low inflation rates. Finally, the prices of oil, gas and certain commodities declined significantly in 2015 and have remained low into 2016, negatively impacting both oil and commodity-based economies, as well as industries focused on those sectors. All of these factors have contributed to a strengthening of the U.S. dollar against most global currencies, effectively increasing the price of U.S. goods, and in turn, adversely impacting global demand for U.S. goods and services.

On June 23, 2016, the United Kingdom (“UK”) passed a referendum to leave the European Union (“EU”). If carried through, the process for implementing the UK’s withdrawal from the EU is expected to take two years or longer, and to result in significant political and economic uncertainty, while the UK government and the European Council negotiate the withdrawal agreement covering the terms of the UK’s exit and its future relationship with the EU. See Part I, Item 1A, “Risk Factors” of our 2015 Form 10-K for further discussion relating to risk factors arising from international instability.

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

Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.8% annual increase compounded over the last five years, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.

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

Summary of 2016 Activities

During the six months ended June 30, 2016, we completed the following activities:

•	We raised $309.5 million of gross equity capital from the Offering.

•	We directly acquired 63 industrial buildings, comprised of approximately 13.1 million square feet for an aggregate total purchase price of approximately $854.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from the Offering and debt financings.

•	In January 2016, we entered into five interest rate swap agreements, with an aggregate notional amount of $250.0 million, to hedge LIBOR on $250 million of our $350.0 million term loan. The interest rate swaps became effective in January 2016 and effectively fixed LIBOR at a weighted-average of 1.17%, with an all-in interest rate ranging from 2.52% to 3.37%, depending on our consolidated leverage ratio. The interest rate swaps will expire in October 2020.

•	In January 2016, the IPT Limited Partner sold and assigned to the BCIMC USA Limited Partner a portion of its interest in the BTC Partnership equal to a 31.0% interest in the BTC Partnership for a purchase price equal to $58.6 million. As a result of this transaction, the IPT Partners collectively have a 20.0% ownership interest remaining in the joint venture, and the BCIMC Limited Partner, together with the BCIMC USA Limited Partner, own an 80.0% interest.

•	In April 2016, we entered into an interest rate swap agreement to hedge LIBOR on our variable-rate mortgage note with an amount outstanding of $97.0 million as of June 30, 2016. The interest rate swap had an effective date of April 2016 and fixed LIBOR at 1.60%, with an all-in interest rate of 3.45%. The interest rate swap will expire in January 2023.

•	In April 2016, we completed a development project for one building comprised of approximately 0.2 million square feet. In addition, through our 20.0% ownership interest in the BTC Partnership, we completed one building comprised of approximately 0.4 million square feet.

•	As of June 30, 2016, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio comprised of 218 industrial buildings totaling approximately 34.4 million square feet located in 27 markets throughout the U.S.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Portfolio data:
Consolidated buildings (1)	195	131	56
Unconsolidated buildings (1)	23	21	12

Total buildings	218	152	68

Rentable square feet of consolidated buildings	30,269	16,956	6,894
Rentable square feet of unconsolidated buildings	4,125	3,602	2,430

Total rentable square feet	34,394	20,558	9,324

Total number of customers (2)	436	310	144
Percent occupied of operating portfolio (2)(3)	96.6%	93.2%	97.9%
Percent occupied of total portfolio (2)(3)	92.9%	91.1%	83.4%
Percent leased of operating portfolio (2)(3)	96.9%	97.4%	98.4%
Percent leased of total portfolio (2)(3)	94.1%	95.6%	85.1%

(1)	Each of consolidated buildings and unconsolidated buildings includes the addition of one building related to a development project completed during April 2016.
(2)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.
(3)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three and six months ended June 30, 2016 and 2015 are not directly comparable, nor are our results of operations for the three and six months ended June 30, 2016 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Results for the Three and Six Months Ended June 30, 2016 Compared to the Same Periods in 2015

The following table summarizes our results of operations for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 35 buildings totaling approximately 4.2 million square feet owned as of April 1, 2015, which portfolio represented only 14% of total rentable square feet or 18% of total revenues as of June 30, 2016. The same store operating portfolio for the six month periods presented below included 32 buildings totaling approximately 3.6 million square feet owned as of January 1, 2015, which portfolio represented only 12% of total rentable square feet or 16% of total revenues as of June 30, 2016.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Rental revenues:
Same store operating properties	$7,191	$7,119	$72	$11,943	$12,115	$(172)
Other properties	33,256	3,031	30,225	61,756	6,286	55,470

Total rental revenues	40,447	10,150	30,297	73,699	18,401	55,298

Rental expenses:
Same store operating properties	(1,884)	(1,703)	(181)	(3,151)	(2,986)	(165)
Other properties	(8,578)	(863)	(7,715)	(16,451)	(1,749)	(14,702)

Total rental expenses	(10,462)	(2,566)	(7,896)	(19,602)	(4,735)	(14,867)

Net operating income:
Same store operating properties	5,307	5,416	(109)	8,792	9,129	(337)
Other properties	24,678	2,168	22,510	45,305	4,537	40,768

Total net operating income	29,985	7,584	22,401	54,097	13,666	40,431

Other income and expenses:
Real estate-related depreciation and amortization	(23,137)	(5,481)	(17,656)	(41,436)	(10,050)	(31,386)
General and administrative expenses	(1,807)	(1,029)	(778)	(3,606)	(2,095)	(1,511)
Asset management fees, related party	(4,146)	(1,047)	(3,099)	(7,541)	(1,922)	(5,619)
Acquisition expenses, related party	(10,019)	(1,575)	(8,444)	(17,148)	(3,120)	(14,028)
Acquisition expenses	(5,330)	(1,747)	(3,583)	(8,482)	(3,642)	(4,840)
Equity in loss of unconsolidated joint venture	(51)	(520)	469	(443)	(947)	504
Interest expense and other	(5,721)	(1,342)	(4,379)	(9,876)	(2,628)	(7,248)
Loss on sell down of joint venture
partnership ownership	—	—	—	(64)	—	(64)
Expense support from (repayment to) Advisor	(1,431)	1,034	(2,465)	(1,164)	1,576	(2,740)

Total other income and expenses	(51,642)	(11,707)	(39,935)	(89,760)	(22,828)	(66,932)
Net loss	(21,657)	(4,123)	(17,534)	(35,663)	(9,162)	(26,501)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—

Net loss attributable to common stockholders	$(21,657)	$(4,123)	$(17,534)	$(35,663)	$(9,162)	$(26,501)

Weighted-average shares outstanding	129,118	44,770	84,348	121,721	36,672	85,049

Net loss per common share—basic and diluted	$(0.17)	$(0.09)	$(0.08)	$(0.29)	$(0.25)	$(0.04)

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $30.3 million and $55.3 million, respectively, for the three and six months ended June 30, 2016, as compared to the same periods in 2015, primarily due to an increase in non-same store revenues, which was attributable to the growth in our portfolio. For the three months ended June 30, 2016, non-same store rental revenues reflects the addition of 155 buildings we have acquired since April 1, 2015, and for the six months ended June 30, 2016, non-same store rental revenues reflects the addition of 161 buildings we acquired since January 1, 2015. Same store rental revenues for the three months ended June 30, 2016 remained consistent as compared to the same period in 2015. Same store rental revenues for the six months ended June 30, 2016 decreased slightly by $0.2 million as compared to the same period in 2015, primarily due to a lower occupancy rate. Same store occupancy decreased from 98.3% as of June 30, 2015 to 97.6% as of June 30, 2016, primarily due to three leases totaling 0.1 million square feet, or 3.5% of total square footage of the same store pool, expiring during 2015.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $7.9 million for the three months ended June 30, 2016, as compared to the same period in 2015, and $14.9 million for the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio since January 1, 2015. Same store rental expenses for the three and six months ended June 30, 2016 increased primarily due to higher real estate taxes and higher maintenance expenses as compared to the same periods in 2015.

Other Income and Expenses. Other income and expenses increased by $39.9 million for the three months ended June 30, 2016, as compared to the same period in 2015, and by $66.9 million for the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to:

•	an increase in real estate-related depreciation and amortization expense, general and administrative expenses, and asset management fees in aggregate amounts of $21.5 million and $38.5 million, for the three and six months ended June 30, 2016, respectively, as a result of our first and second quarter 2016 acquisition activity as well as two full quarters of ownership of our 2015 acquisitions;

•	an increase in acquisition-related expenses of $12.0 million and $18.9 million for the three and six months ended June 30, 2016, respectively, as a result of higher acquisition activity during the three and six months ended June 30, 2016 as compared to the same periods in 2015; and

•	an increase in interest expense of $4.4 million and $7.2 million for the three and six months ended June 30, 2016, respectively, primarily due to: (i) higher average net borrowings under our line of credit for the three and six months ended June 30, 2016 of $188.4 million and $148.5 million, respectively, as compared to the same periods in 2015; (ii) new financings under term loans and mortgages for an aggregate amount of $889.5 million; and (iii) a higher aggregate weighted-average interest rate of 2.54% as of June 30, 2016, as compared to 2.09% as of June 30, 2015.

ADDITIONAL MEASURES OF PERFORMANCE

Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2016, net loss was $21.7 million and $35.7 million, respectively, as compared to $4.1 million and $9.2 million, respectively, for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2016, NOI was $30.0 million and $54.1 million, respectively, as compared to $7.6 million and $13.7 million, respectively, for the three and six months ended June 30, 2015. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three and Six Months Ended June 30, 2016 Compared to the Same Periods in 2015” above for a reconciliation of our net loss to NOI for the three and six months ended June 30, 2016 and 2015.

Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)

We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “Note 11 to the Condensed Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO, Company-defined FFO, and MFFO. If we had not received expense support from the Advisor, our FFO, Company-defined FFO and MFFO would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From Inception (August 28, 2012) to June 30, 2016
(in thousands, except per share data)	2016	2015	2016	2015
GAAP net loss applicable to common stockholders	$(21,657)	$(4,123)	$(35,663)	$(9,162)	$(85,138)

GAAP net loss per common share	$(0.17)	$(0.09)	$(0.29)	$(0.25)	$(2.62)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss applicable to common stockholders	$(21,657)	$(4,123)	$(35,663)	$(9,162)	$(85,138)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	23,137	5,481	41,436	10,050	73,681
Our share of real estate-related depreciation and amortization of unconsolidated joint venture	570	601	1,270	853	3,909
Net loss on sell down of joint venture ownership interests	—	—	64	—	64

NAREIT FFO applicable to common stockholders	$2,050	$1,959	$7,107	$1,741	$(7,484)

NAREIT FFO per common share	$0.02	$0.04	$0.06	$0.05	$(0.23)

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$2,050	$1,959	$7,107	$1,741	$(7,484)
Add Company-defined adjustments:
Acquisition costs	15,349	3,322	25,630	6,762	69,598
Our share of acquisition costs of unconsolidated joint venture	53	319	165	659	1,650
Organization costs	—	—	—	—	93

Company-defined FFO applicable to common stockholders	$17,452	$5,600	$32,902	$9,162	$63,857

Company-defined FFO per common share	$0.14	$0.13	$0.27	$0.25	$1.97

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO applicable to common stockholders	$17,452	$5,600	$32,902	$9,162	$63,857
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(3,094)	(1,490)	(5,429)	(2,560)	(11,414)
Our share of straight-line rent and amortization of above/ below market leases of unconsolidated joint venture	(131)	(54)	(260)	(109)	(763)
Organization costs	—	—	—	—	(93)

MFFO applicable to common stockholders	$14,227	$4,056	$27,213	$6,493	$51,587

MFFO per common share	$0.11	$0.09	$0.22	$0.18	$1.59

Weighted-average shares outstanding	129,118	44,770	121,721	36,672	32,457

We believe that: (i) our FFO of $2.1 million, or $0.02 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares of our common stock through our DRIP shares) in the amount of $17.5 million, or $0.14 per share, for the three months ended June 30, 2016; (ii) our FFO of $7.1 million, or $0.06 per share, as compared to the gross distributions declared in the amount of $32.9 million, or

$0.27 per share, for the six months ended June 30, 2016; and (iii) our FFO loss of $7.5 million, or $0.23 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in DRIP shares) of $64.0 million, or $1.47 per share, for the period from Inception (August 28, 2012) to June 30, 2016, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Total cash provided by (used in):
Operating activities	$12,953	$2,713
Investing activities	(812,479)	(202,219)
Financing activities	802,688	199,942

Net increase in cash	$3,162	$436

Cash provided by operating activities during the six months ended June 30, 2016 increased by approximately $10.2 million as compared to the same period in 2015, primarily as a result of continued growth in our property operations. Cash used in investing activities during the six months ended June 30, 2016 increased by approximately $610.3 million as compared to the same period in 2015, primarily due to our acquisition activity in the amount of $845.5 million during the six months ended June 30, 2016, which was partially offset by $57.2 million of net proceeds we received from the partial sell down of our ownership interest in the BTC Partnership. Cash provided by financing activities during the six months ended June 30, 2016 increased by approximately $602.7 million as compared to the same period in 2015, primarily due to raising net proceeds of $274.5 million from the Offering, as well as an increase in our net borrowings of $541.8 million during the six months ended June 30, 2016.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of June 30, 2016, we had an aggregate of $1.2 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $650.0 million under our two term loans. As of that date, we had approximately $272.0 million outstanding under our line of credit with an interest rate of 1.87% and $500.0 million outstanding under our term loans with a weighted average effective interest rate of 2.25%, which includes the effect of the interest rate swap agreements. The unused and available portion under our line of credit was $228.0 million. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loan.

Mortgage Notes. As of June 30, 2016, we had property-level borrowings of approximately $389.5 million outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.40%, which includes the effects of the interest rate swap agreement relating to our $97.0 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of June 30, 2016.

Offering Proceeds. As of June 30, 2016, the amount of aggregate gross proceeds raised from the Offering was $1.3 billion ($1.2 billion net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the six months ended June 30, 2016, approximately 25.6% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 74.4% of our total gross distributions were funded from sources other than cash flows from operating activities; specifically 22.5% were funded with proceeds from financing activities, which consisted of debt financings, and 51.9% were funded with proceeds from the issuance of DRIP shares. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the third quarter of 2016, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the third quarter of 2016 at a quarterly rate of $0.13515 per Class A share of common stock, and $0.13515 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Cash distributions for the third quarter of 2016 payable to common stockholders will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than October 15, 2016.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay distributions, which if insufficient could negatively impact our ability to pay such distributions. See “Note 11 to the Condensed Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Gross Distributions (4)
2016
June 30	$8,410	48.2%	$—	—%	$9,042	51.8%	$17,452
March 31	—	—	7,410	48.0	8,040	52.0	15,450

Total	$8,410	25.6%	$7,410	22.5%	$17,082	51.9%	$32,902

2015
December 31	$—	—%	$4,899	47.4%	$5,443	52.6%	$10,342
September 30	—	—	3,392	47.7	3,725	52.3	7,117
June 30	2,700	48.2	—	—	2,900	51.8	5,600
March 31	—	—	1,756	49.3	1,806	50.7	3,562

Total	$2,700	10.1%	$10,047	37.8%	$13,874	52.1%	$26,621

(1)	The Advisor did not provide expense support for the quarter ended June 30, 2016. For the quarters ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, the Advisor provided expense support of $0.3 million, $1.4 million, $0.4 million, $1.0 million and $0.5 million, respectively.
(2)	For the periods presented, all distributions provided by financing activities were funded from debt financings.
(3)	Stockholders may elect to have distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(4)	Gross distributions are total distributions before the deduction of distribution fees.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the six months ended June 30, 2016 and 2015, we received eligible redemption requests related to 169,408 and 6,078 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $1,644,000, or an average price of $9.71 per share, and approximately $58,000, or an average price of $9.47 per share, respectively. Based on the estimated NAV per share of our common stock determined by our board of directors on August 13, 2015, we have repurchased shares of our common stock above the estimated NAV per share and, accordingly, these repurchases have been dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program.”

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

SUBSEQUENT EVENTS

Status of Offering

A summary of our public offering as of August 5, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$940,996	$417,110	$1,358,106
DRIP offering	28,445	4,660	33,105

Total offering	$969,441	$421,770	$1,391,211

Number of shares sold:
Primary offering	92,842	42,433	135,275
DRIP offering	2,898	474	3,372

Total offering	95,740	42,907	138,647

As of August 15, 2016, following the reallocation of shares in the Offering, approximately $600.0 million in shares of common stock remained available for sale pursuant to the Offering, including $140.0 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated further for sale in the primary offering.

See “Note 8 to the Condensed Consolidated Financial Statements” for a description of the registration statement filed on July 21, 2016 with respect to a proposed follow-on public offering of our common stock

Derivative Instrument

In July 2016, we entered into five interest swap agreements, with an aggregate notional amount of $250.0 million, to hedge LIBOR on a portion of our unsecured debt. The interest rate swaps were effective in July 2016 and fixed LIBOR between 0.74% and 0.75%, with an all-in interest rate between 2.10% and 2.14%, depending on our consolidated leverage ratio. The interest rate swaps will expire between July 2020 and October 2020.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2015 was disclosed in our 2015 Form 10-K. Except as otherwise disclosed in “Note 6 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance in Topic 606 for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” ASU 2016-11 rescinds certain SEC staff comments previously made in regard to ASU 2014-09 and 2014-16. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies three aspects of Topic 606, including the objective of the collectability criterion, the measurement date for noncash consideration and the requirements for a completed contract. ASU 2016-12 also includes a practical expedient for contract modifications and allows an entity to exclude amounts collected from customers for all sales taxes from the transaction price. We are currently evaluating the effect the above guidance will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment, by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We have not yet selected a transition date nor have we determined the effect this guidance will have on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K. As of June 30, 2016, our critical accounting estimates have not changed from those described in our 2015 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2016, our debt instruments consisted of borrowings under our line of credit, term loan, and mortgage notes.

Fixed Interest Rate Debt. As of June 30, 2016, our consolidated fixed interest rate debt consisted of $250.0 million of our $350.0 million term loan and mortgage notes, which represented 55.1% of our total consolidated debt. Our term loan and variable-rate mortgage note were fixed through the use of interest rate swap agreements. Assuming the effects of the interest rate swap agreement we entered into in July 2016 relating to our unsecured debt, our fixed interest rate debt would represent 76.6% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2016, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $643.9 million and $639.5 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2016. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2016, our consolidated variable interest rate debt consisted of borrowings under our line of credit, $100.0 million of our $350.0 million term loan and our $150.0 million term loan, which represented 44.9% of our total consolidated debt (or 23.4% of our total consolidated debt assuming the effects of the interest rate swap agreement we entered into in July 2016 relating to our unsecured debt). Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $522.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2016, would change our annual interest expense by approximately $0.3 million.

Derivative Instruments. As of June 30, 2016, we had six outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $347.0 million. See “Note 6 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

We have incurred net losses and accumulated deficits on a GAAP basis for the six months ended June 30, 2016 and the year ended December 31, 2015.

We have incurred net losses on a GAAP basis for the six months ended June 30, 2016 and the year ended December 31, 2015 of approximately $35.7 million and $37.6 million, respectively. In addition, we had accumulated deficit balances on a GAAP basis as of June 30, 2016 and December 31, 2015 of approximately $148.2 million and $81.2 million, respectively. Our losses and the related accumulated deficit balances can be attributed, in part, to acquisition-related expenses that are incurred while we are in the acquisition phase of our life cycle. We may incur net losses and accumulated deficits in the future. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets

A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

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

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued ASU 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by significantly changing the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the customer’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, customers may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, customers may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard is effective on January 1, 2019, with early adoption permitted.

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

Use of Proceeds

On July 24, 2013, our Registration Statement on Form S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering has been extended by our board of directors until the earlier to occur of either: (i) December 21, 2016; or (ii) the date on which we raise approximately $500.0 million of additional gross proceeds from the sale of primary offering shares. Refer to “Note 8 to the Condensed Consolidated Financial Statements” for a description of our expectation concerning the duration of the Offering. As described Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—General,” our common stock was reclassified into Class A shares and Class T shares in August 2015 and we are currently offering both classes of shares in the Offering.

As of June 30, 2016, we had raised gross offering proceeds from the Offering of $1.3 billion. The table below summarizes the direct selling costs paid to and incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to June 30, 2016
Sales commissions (1)	$71,424
Dealer manager fees (1)	31,041
Offering costs	25,115

Total direct selling costs paid from offering proceeds (2)	$127,580

Offering proceeds, net of direct selling costs	$1,216,846

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager. A substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	This amount excludes the distribution fees paid to the Dealer Manager, all or a portion of which are reallowed by the Dealer Manager to participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers. The distribution fees are not paid from and do not reduce offering proceeds, but rather they reduce the distributions payable to stockholders with respect to Class T shares.

As of June 30, 2016, we owned and managed, either directly or through our 20.0% ownership interest in a joint venture partnership, 218 industrial buildings totaling approximately 34.4 million square feet for an aggregate total purchase price of approximately $2.5 billion, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions using proceeds from the Offering and debt financing.

As of June 30, 2016, we had paid $21.9 million in acquisition-related expenses to non-related parties. Refer to “Note 11 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

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

For the six months ended June 30, 2016 and 2015, we received eligible redemption requests related to 169,408 and 6,078 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $1,644,000, or an average price of $9.71 per share, and approximately $58,000, or an average price of $9.47 per share, respectively.

The table below summarizes the redemption activity for the three months ended June 30, 2016:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
April 30, 2016	—	$—	—	—
May 31, 2016	—	—	—	—
June 30, 2016	110,216	9.75	110,216	—

Total	110,216	$9.75	110,216	—

(1)	We limit the number of shares that may be redeemed quarterly under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

August 15, 2016	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

August 15, 2016	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Articles Supplementary of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.6	Articles of Amendment of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.7	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix E to the prospectus included in Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2015.

4.2	Amended and Restated Share Redemption Program, effective as of September 15, 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.1	Amended and Restated Escrow Agreement, dated as of August 13, 2013, by and among Dividend Capital Securities LLC, Industrial Property Trust Inc. and UMB Bank, N.A. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.2	Management Agreement, dated as of July 16, 2013, by and between Industrial Property Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.3	Industrial Property Trust Inc. Equity Incentive Plan, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.4	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and each of the following persons as of July 16, 2013: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke and Stanley A. Moore. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

EXHIBIT NUMBER	DESCRIPTION

10.5	Purchase and Sale Agreement dated August 5, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.6	First Amendment to Purchase and Sale Agreement dated September 4, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.7	Reinstatement and Second Amendment to Purchase and Sale Agreement dated September 19, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.8	Third Amendment to Purchase and Sale Agreement dated November 22, 2013, by and among IIT Acquisitions LLC and IPT West Valley DC LLC. Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.9	Assignment and Assumption Agreement dated December 18, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.10	Credit Agreement, dated as of January 13, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Bookrunner and Co-Lead Arranger; and Wells Fargo Securities, LLC, as Co-Bookrunner and Co-Lead Arranger. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2014.

10.11	Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2014.

10.12	Amendment to Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.13	Purchase and Sale Agreement, dated February 10, 2014, by and between Paula Begoun Investments, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.14	Amended and Restated Credit Agreement, dated as of February 14, 2014, among Industrial Property Operating Partnership LP; the lenders party hereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Lead Arranger and Joint Bookrunner; and Wells Fargo Securities, LLC, as Co-Lead Arranger and Joint Bookrunner; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.15	Purchase and Sale Agreement, dated as of February 18, 2014, by and between CPDC III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.16	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2014, by and between IPT Acquisitions LLC and ProLogis-A4 FL I LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.17	Purchase and Sale Agreement, dated May 13, 2014, between TPRF III/Rialto Industrial LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.18	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2014, by and between IPT Acquisitions LLC and Palmtree Acquisition Corporation. Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.19	Purchase and Sale Agreement, dated June 6, 2014, by and between Kylie Capital LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.20	Purchase and Sale Agreement, dated July 29, 2014, by and between Baird Investment Company, Frederick C. Mansfield, Trustee of the Sylvia Baldwin Mansfield Trust dated November 21, 1975, as amended and restated, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.21	Purchase and Sale Agreement, dated August 5, 2014, by and between IPT Acquisitions LLC and Avera Development, LLC. Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.22	Agreement of Sale, dated September 5, 2014, by and between IPT O’Hare DC LLC and IAC 1000 County Line L.L.C. Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.23	Purchase and Sale Agreement, dated September 5, 2014, by and between CRP-3 BWIC I, LLC, CRP-3 BWIC II, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.24	Purchase and Sale Agreement, dated September 16, 2014, by and between Elgin Realty Company, LLP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.25	Contract for Sale and Purchase, dated October 15, 2014, by and between CostCo Way 8, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.26	Agreement of Purchase and Sale, dated October 31, 2014, by and between CRP Oakmont Flower Mound, L.L.C., CRP Oakmont Grand Prairie, L.L.C., and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.27	Purchase and Sale Agreement, dated November 19, 2014, by and between Totowa Property Associates, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.28	Second Amended and Restated Credit Agreement, dated as of November 21, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 25, 2014.

10.29	Real Estate Contract, dated December 4, 2014, by and between Carson Bayport I LP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.30	Purchase and Sale Agreement, dated December 8, 2014, by and between Holman Distribution Center of Oregon, Inc., Hawthorne Investment Company, Clark Family LLC, Clark Properties North Wing LLC and Clark Properties South Wing LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.31	Sale, Purchase and Escrow Agreement, dated December 9, 2014, among Peachtree North Business Park, LLC, IPT Acquisitions LLC and Calloway Title and Escrow, LLC. Incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.32	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 19, 2014, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 23, 2014.

10.33	Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of February 12, 2015, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, bcIMC International Real Estate (2004) Investment Corporation, and bcIMC (WCBAF) Realpool Global Investment Corporation. Incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

EXHIBIT NUMBER	DESCRIPTION

10.34	Amended and Restated Agreement by and between IPT BTC I GP LLC and Industrial Property Advisors LLC, effective as of February 12, 2015. Incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.35	Private Placement Equity Incentive Plan, dated February 26, 2015. Incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.36	Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan. Incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.37	Form of Director Stock Grant Agreement for Equity Incentive Plan. Incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.38	Form of Restricted Stock Grant Agreement for Consultants for Equity Incentive Plan. Incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.39	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 16, 2015, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.40	Credit Agreement, dated as of June 5, 2015, by and among BTC Intermediate Holdco LP, Build-To-Core Industrial Partnership I LP, each of the subsidiary guarantors party thereto from time to time, Regions Bank, the other lenders party thereto and other lenders that may become parties thereto, U.S. Bank National Association and Regions Capital Markets and U.S. Bank National Association. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2015.

10.41	Amendment to the Second Amended and Restated Expense Support and Conditional Reimbursement Agreement, effective as of June 30, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.42	Third Amended and Restated Advisory Agreement, dated as of August 14, 2015, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.43	Second Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of August 14, 2015, among Industrial Property Trust, Inc., as general partner, and the Limited Partners thereto. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

EXHIBIT NUMBER	DESCRIPTION

10.44	Third Amended and Restated Waiver and Expense Support Agreement, effective as of August 14, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.45	Amendment No. 2 to the Selected Dealer Agreement, dated as of August 28, 2015, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2015.

10.46	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and
John S. Hagestad as of September 2, 2015. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.47	Loan Agreement, dated as of September 25, 2015, by and among IPT Bayport DC LP, IPT Centreport DC LP, IPT Century DC LP, IPT Livermore DC LP, IPT Rialto DC LP, IPT O’Hare DC LLC and IPT Windham IC LLC, as Borrower, and Teachers Insurance and Annuity Association of America, as Lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2015.

10.48	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company II, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.49	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.50	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company V, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.51	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company IX, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.52	Amendment No. 1 to Amended and Restated Agreement dated as of November 25, 2015 by and between IPT BTC I GP LLC and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.53	Purchase and Sale Agreement, dated November 27, 2015, by and between AP Zephyr Street LLC, AP Commerce Parkway LLC, AP Polk Lane LLC, AP Quality Drive LLC, AP Quest Way LLC, AP MIAC Cove LLC, AP Pleasant Hill LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.54	Third Amended and Restated Credit Agreement, dated as of December 8, 2015, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Lead Arranger and Joint Bookrunner; Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger; Bank of America, N.A., as Co-Documentation Agent; U.S. Bank National Association, as Joint Lead Arranger and Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2015.

EXHIBIT NUMBER	DESCRIPTION

10.55	Interest Purchase Agreement, dated December 28, 2015, by and between bcIMC (USA) Realty Div 2A LLC and IPT BTC I LP LLC. Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.56	Second Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of January 28, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, bcIMC International Real Estate (2004) Investment Corporation, bcIMC (WCBAF) Realpool Global Investment Corporation, and bcIMC (USA) Realty Div A2 LLC. Incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 8, 2016.

10.57	Amendment No. 2 to Amended and Restated Agreement, dated as of January 28, 2016, by and between IPT BTC I GP LLC and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2016.

10.58	First Amendment to the Third Amended and Restated Advisory Agreement, dated as of February 17, 2016, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 23, 2016.

10.59	Amendment No. 3 to the Selected Dealer Agreement, dated as of April 11, 2016, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.60	Purchase and Sale Agreement, dated April 21, 2016, by and among IPT Acquisitions LLC, AP Redlands LLC, AP Barrett Lakes 2700 LLC, AP Barrett Lakes 2750 LLC, AP Barrett Lakes 2850 LLC, AP Taylor Road LLC, AP Omega Parkway LLC, and AP Jamesburg Drive LLC. Incorporated by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 15, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.