Form 10-Q
period 2016-09-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2016-11-14
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 4, 2016, there were 149.4 million shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Net investment in real estate properties	$2,461,046	$1,374,195
Investment in unconsolidated joint venture	50,946	94,331
Cash and cash equivalents	14,481	7,429
Restricted cash	130	3,580
Straight-line and tenant receivables, net	14,548	5,185
Due from affiliates	15	57
Other assets	7,659	18,478

Total assets	$2,548,825	$1,503,255

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$19,241	$8,751
Debt, net	1,334,663	609,033
Due to affiliates	26,612	2,525
Distributions payable	18,169	10,304
Other liabilities	49,124	25,236

Total liabilities	1,447,809	655,849

Commitments and contingencies (Note 12)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 96,782 shares and 84,595 shares issued and outstanding, respectively	968	846
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 47,672 shares and 18,390 shares issued and outstanding, respectively	477	184
Additional paid-in capital	1,286,079	927,556
Accumulated deficit	(184,135)	(81,181)
Accumulated other comprehensive loss	(2,874)	—

Total stockholders’ equity	1,100,515	847,405
Noncontrolling interests	501	1

Total equity	1,101,016	847,406

Total liabilities and equity	$2,548,825	$1,503,255

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenues:
Rental revenues	$50,207	$13,510	$123,906	$31,911

Total revenues	50,207	13,510	123,906	31,911

Operating expenses:
Rental expenses	12,531	3,310	32,133	8,045
Real estate-related depreciation and amortization	27,229	7,454	68,665	17,504
General and administrative expenses	1,517	1,096	5,123	3,191
Asset management fees, related party	4,989	1,450	12,530	3,372
Acquisition expenses, related party	5,358	7,059	22,506	10,179
Acquisition expenses	1,458	1,875	9,940	5,517
Impairment of real estate property	2,326	—	2,326	—

Total operating expenses	55,408	22,244	153,223	47,808

Operating loss	(5,201)	(8,734)	(29,317)	(15,897)

Other expenses:
Equity in loss of unconsolidated joint venture	15	703	458	1,650
Interest expense and other	8,924	1,656	18,800	4,284
Net loss on sell down of joint venture ownership interest	—	—	64	—

Total other expenses	8,939	2,359	19,322	5,934

Total expenses before expense support	64,347	24,603	172,545	53,742
Total expense support from (repayment to) Advisor	(3,947)	441	(5,111)	2,017

Net expenses after expense support	68,294	24,162	177,656	51,725

Net loss	(18,087)	(10,652)	(53,750)	(19,814)
Net income attributable to noncontrolling interests	(15)	—	(15)	—

Net loss attributable to common stockholders	$(18,102)	$(10,652)	$(53,765)	$(19,814)

Weighted-average shares outstanding	139,486	56,948	127,686	43,505

Net loss per common share—basic and diluted	$(0.13)	$(0.19)	$(0.42)	$(0.46)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net loss attributable to common stockholders	$(18,102)	$(10,652)	$(53,765)	$(19,814)
Unrealized gain (loss) on derivative instruments, net	3,721	—	(2,874)	—

Comprehensive loss attributable to common stockholders	$(14,381)	$(10,652)	$(56,639)	$(19,814)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2015	102,985	$1,030	$927,556	$(81,181)	$—	$1	$847,406
Net income (loss)	—	—	—	(53,765)	—	15	(53,750)
Unrealized loss on derivative instruments	—	—	—	—	(2,874)		(2,874)
Issuance of common stock	41,660	417	414,183	—	—	—	414,600
Share-based compensation	—	—	730	—	—	—	730
Upfront offering costs, including sales commissions, dealer manager fees, and offering costs	—	—	(27,638)	—	—	—	(27,638)
Trailing offering costs, consisting of distribution fees	—	—	(25,368)	2,567	—	—	(22,801)
Redemptions of common stock	(191)	(2)	(3,384)	—	—	—	(3,386)
Preferred interest in Subsidiary REITs	—	—	—	—	—	500	500
Distributions on common stock and dividends to noncontrolling interests	—	—	—	(51,756)	—	(15)	(51,771)

Balance as of September 30, 2016	144,454	$1,445	$1,286,079	$(184,135)	$(2,874)	$501	$1,101,016

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Operating activities:
Net loss	$(53,750)	$(19,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	68,665	17,504
Equity in loss of unconsolidated joint venture	458	1,650
Straight-line rent and amortization of above- and below-market leases	(9,208)	(3,607)
Impairment of real estate property	2,326	—
Net loss on sell down of joint venture ownership interest	64	—
Other	2,291	1,102
Changes in operating assets and liabilities:
Tenant receivables, restricted cash and other assets	(2,643)	(774)
Accounts payable, accrued expenses and other liabilities	15,398	4,698
Due from / to affiliates, net	2,842	603

Net cash provided by operating activities	26,443	1,362

Investing activities:
Real estate acquisitions	(1,089,027)	(497,020)
Acquisition deposits	(325)	(5,484)
Capital expenditures and development activities	(25,112)	(7,721)
Investment in unconsolidated joint venture	(14,314)	(44,984)
Net proceeds from sale of joint venture ownership interest	57,177	72,146
Distribution from unconsolidated joint venture	—	34,198

Net cash used in investing activities	(1,071,601)	(448,865)

Financing activities:
Proceeds from line of credit	795,000	338,000
Repayments of line of credit	(718,000)	(306,000)
Proceeds from mortgage note	391,480	100,000
Proceeds from term loan	250,000	—
Financing costs paid	(6,952)	(879)
Proceeds from issuance of common stock	386,476	364,257
Offering costs paid upon issuance of common stock	(22,561)	(29,909)
Distributions paid to common stockholders	(19,073)	(5,654)
Distribution fees paid	(2,308)	—
Redemptions of common stock	(1,852)	(301)

Net cash provided by financing activities	1,052,210	459,514

Net increase in cash and cash equivalents	7,052	12,011
Cash and cash equivalents, at beginning of period	7,429	8,119

Cash and cash equivalents, at end of period	$14,481	$20,130

Supplemental disclosure of noncash investing and financing activities:
Offering proceeds due from transfer agent	$—	$1,338
Mortgage notes assumed on real estate acquisitions	11,400	—
Deconsolidation of net assets in connection with sale of ownership interest in unconsolidated joint venture	—	124,586
Distributions payable	18,169	7,117
Redemptions payable	1,742	426
Future estimated distribution fees payable	22,801	—
Distributions reinvested in common stock	22,525	5,876
Non-cash capital expenditures	868	1,484

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance in Topic 606 for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” ASU 2016-11 rescinds certain SEC staff comments previously made in regard to ASU 2014-09 and ASU 2014-16. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 clarifies three aspects of Topic 606, including the objective of the collectability criterion, the measurement date for noncash consideration and the requirements for a completed contract. ASU 2016-12 also includes a practical expedient for contract modifications and allows an entity to exclude amounts collected from customers for all sales taxes from the transaction price. The Company is continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the FASB); however, the Company does not expect the adoption to have a significant impact on its consolidated financial statements, as a substantial portion of its revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

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

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provides guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not anticipate the adoption of ASU 2016-15 will have a significant impact on its consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Derivative Instruments

The Company records its derivative instruments in the condensed consolidated balance sheets at fair value. The Company’s derivative instruments are designated as cash flow hedges and are used to hedge exposure to variability in expected future cash flows, such as future interest payments. For cash flow hedges, the changes in fair value of the derivative instrument that represent changes in expected future cash flows, which are effectively hedged by the derivative instrument, are initially reported as other comprehensive income in the condensed consolidated statement of equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. As such, the effective portion of the hedge impacts net income in the same period as the hedged item. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to net income when the determination of hedge ineffectiveness is made. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future interest payments each quarter in order to estimate the cash flows of the designated hedged item or transaction. The Company does not use derivative instruments for trading or speculative purposes.

Reclassifications

Certain items in the Company’s condensed consolidated balance sheet for 2015 have been reclassified to conform to the 2016 presentation. Net deferred financing costs have been reclassified from assets to liabilities and are presented in the condensed consolidated balance sheets as a direct deduction from the debt liability.

3.	ACQUISITIONS

The Company acquired 100% of the following properties during the nine months ended September 30, 2016:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
Northwest Industrial Center	1/5/2016	3	$13,441	$12,633	$2,554	$81	$(274)	$28,435
Golden State Portfolio	1/12/2016	4	9,128	4,874	1,183	131	(19)	15,297
Victory Industrial Portfolio	1/13/2016	5	9,712	44,493	5,965	461	(1,811)	58,820
GSW Distribution Center	1/27/2016	1	3,676	13,327	—	—	—	17,003
National Distribution Portfolio	1/29/2016	7	10,693	92,746	11,748	659	(1,346)	114,500
Lehigh Valley Distribution Center II (2)	3/7/2016	1	7,093	19,778	1,092	—	(70)	27,893
Kent Industrial Portfolio	3/28/2016	4	9,813	20,042	2,046	40	(444)	31,497
Auburn 167 Industrial Center	4/14/2016	3	6,934	13,447	1,605	140	(137)	21,989
Corona Industrial Center	4/27/2016	1	10,958	8,882	553	—	—	20,393
National Distribution Portfolio II	5/19/2016	7	43,459	134,781	9,917	407	(1,064)	187,500
Carlisle Distribution Center	5/19/2016	1	7,892	19,595	1,925	—	(563)	28,849
Central Valley Portfolio	5/24/2016	3	8,239	29,603	3,998	—	(396)	41,444
Cheyenne Distribution Center	5/25/2016	1	5,200	22,320	2,647	—	—	30,167
Peoria Distribution Center	6/15/2016	1	3,825	15,933	1,588	—	(97)	21,249
Trade Port Distribution Center II	6/17/2016	2	5,170	40,903	6,227	—	—	52,300
Northeast Distribution Portfolio	6/20/2016	2	6,745	20,110	3,220	—	(675)	29,400
Pinnacle Distribution Center II	6/22/2016	1	8,150	23,168	2,436	—	(154)	33,600
Southeast Industrial Portfolio	7/11/2016	3	5,593	64,632	7,204	—	(1,314)	76,115
Alessandro Distribution Center	7/20/2016	1	16,457	31,263	1,517	—	(1,864)	47,373
Lakeside Distribution Center	7/26/2016	1	2,852	12,765	1,018	—	(299)	16,336
Billings Industrial Portfolio	8/5/2016	2	4,646	13,843	2,123	—	(562)	20,050
Marley Neck Distribution Center	8/8/2016	1	5,215	10,963	1,062	285	—	17,525
Lakeside Commerce Center	8/16/2016	4	6,955	33,126	4,379	295	(656)	44,099
Corona Industrial Center II	9/13/2016	1	8,244	8,820	380	—	—	17,444
Other acquisitions (3)	Various	20	35,499	76,184	10,291	91	(1,559)	120,506

Total acquisitions		80	$255,589	$788,231	$86,678	$2,590	$(13,304)	$1,119,784

(1)	Total purchase price exclusive of transfer taxes, due diligence expenses, and other transaction costs equals consideration paid, plus any debt assumed at fair value. The purchase price allocations are preliminary based on the Company’s estimate of the fair value determined from all available information at the time of acquisition and, therefore, are subject to change upon the completion of the Company’s analysis of appraisals, evaluation of the credit quality of customers, and working capital adjustments within the measurement period, which will not exceed 12 months from the acquisition date. The Company does not expect future revisions, if any, to have a significant impact on its financial position or results of operations.
(2)	Includes an additional land parcel acquisition in May 2016 for a purchase price of approximately $0.4 million.
(3)	Includes an acquisition with debt assumed at fair value of $11.4 million.

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

Property	Amortization period
(years)
Northwest Industrial Center	5.2
Golden State Portfolio	2.5
Victory Industrial Portfolio	10.1
GSW Distribution Center	—
National Distribution Portfolio	5.7
Lehigh Valley Distribution Center II	4.5
Kent Industrial Portfolio	3.2
Auburn 167 Industrial Center	4.1
Corona Industrial Center	5.1
National Distribution Portfolio II	1.8
Carlisle Distribution Center	3.5
Central Valley Portfolio	4.0
Cheyenne Distribution Center	7.1
Peoria Distribution Center	3.3
Trade Port Distribution Center II	10.0
Northeast Distribution Portfolio	10.7
Pinnacle Distribution Center II	3.7
Southeast Industrial Portfolio	4.0
Alessandro Distribution Center	10.5
Lakeside Distribution Center	4.9
Billings Industrial Portfolio	5.1
Marley Neck Distribution Center	9.1
Lakeside Commerce Center	3.5
Corona Industrial Center II	5.0
Other acquisitions	4.0

Pro Forma Financial Information

The table below includes the following: (i) actual revenues and net income (loss) for the 2016 acquisitions (as described above) included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2016; (ii) actual revenues and net loss for the 2015 acquisitions included in the Company’s condensed consolidated financial statements of operations for the three and nine months ended September 30, 2015; and (iii) pro forma revenues and net income (loss) reflecting the 2016 and 2015 acquisitions, as if the date of each acquisition had been January 1, 2015 and January 1, 2014, respectively. The table below does not include any acquisitions made by the BTC Partnership, or any acquisitions sold to the BTC Partnership, as defined in “Note 5,” that were subsequently deconsolidated by the Company. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Actual:
Total revenues	$3,240	$1,710	$36,138	$12,371

Net income (loss)	$160	$(1,269)	$(435)	$(635)

Pro forma:
Total revenues (1)	$51,545	$50,876	$151,959	$149,575

Net income (loss) (2)	$(11,153)	$903	$(19,727)	$(30,846)

(1)	In deriving the pro forma total revenues, an adjustment was made to include incremental revenue of $1.3 million and $37.4 million for the three months ended September 30, 2016 and 2015, respectively, and $28.1 million and $118.4 million for the nine months ended September 30, 2016 and 2015, respectively. The incremental rental revenue was determined based on each acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis; and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue with respect to the acquired properties.
(2)	In deriving the pro forma net loss, an adjustment was made to exclude acquisition-related expenses of $6.8 million and $8.9 million for the three months ended September 30, 2016 and 2015, respectively, and $32.4 million and $15.7 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2015, the pro forma net loss was adjusted to include acquisition-related expenses of $32.4 million relating to the 2016 acquisitions, as if these expenses had been incurred as of January 1, 2015.

4.	INVESTMENT IN REAL ESTATE PROPERTIES

As of September 30, 2016 and December 31, 2015, the Company’s consolidated investment in real estate properties consisted of 212 and 131 industrial buildings, respectively.

	As of
(in thousands)	September 30, 2016	December 31, 2015
Land	$661,329	$405,739
Building and improvements	1,676,242	866,032
Intangible lease assets	215,724	123,451
Construction in progress	8,780	11,023

Investment in real estate properties	2,562,075	1,406,245
Less accumulated depreciation and amortization	(101,029)	(32,050)

Net investment in real estate properties	$2,461,046	$1,374,195

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities, as of September 30, 2016 and December 31, 2015, include the following:

	As of September 30, 2016			As of December 31, 2015
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$204,520	$(47,453)	$157,067	$114,768	$(15,039)	$99,729
Above-market lease assets (1)	11,204	(2,542)	8,662	8,683	(815)	7,868
Below-market lease liabilities (2)	(31,702)	6,358	(25,344)	(18,431)	2,474	(15,957)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.
(2)	Included in other liabilities on the condensed consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of September 30, 2016, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2016	$12,922	$662	$(1,607)
2017	40,754	2,022	(5,840)
2018	31,611	1,697	(4,802)
2019	22,270	1,097	(3,831)
2020	16,325	827	(3,079)
Thereafter	33,185	2,357	(6,185)

Total	$157,067	$8,662	$(25,344)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of September 30, 2016, excluding rental revenues from the potential renewal or replacement of existing future leases and from tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2016	$36,014
2017	140,366
2018	130,486
2019	111,452
2020	92,270
Thereafter	255,924

Total	$766,512

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$2,889	$733	$7,089	$2,631
Above-market lease amortization	(643)	(228)	(1,796)	(439)
Below-market lease amortization	1,533	542	3,915	1,415
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$14,240	$3,837	$34,839	$8,953
Intangible lease asset amortization	12,989	3,617	33,826	8,551

Real Property Impairment

For the three months ended September 30, 2016, the Company recorded approximately $2.3 million of non-cash impairment charges related to three wholly-owned properties that it acquired as part of a portfolio purchase in the Atlanta market. Due to a change in management’s estimate of the intended hold period of these properties, the Company reevaluated the fair value of the properties and determined that the net book value of the properties exceeded the estimated future undiscounted cash flows and the estimated liquidation value less costs to sell the properties, resulting in the impairment. As of September 30, 2016, the net book value of the properties equals the estimated fair value, which has an aggregate total value of approximately $10.9 million. We have determined that our impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See “Note 7” for further discussion of the fair value hierarchy.

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In February 2015, the Company admitted two investors as limited partners (together, the “BCIMC Limited Partner”) into the Build-To-Core Industrial Partnership I LP (the “BTC Partnership”) and entered into an amended and restated agreement of limited partnership of the BTC Partnership (the “BTC Partnership Agreement”), setting forth the terms pursuant to which the Company and the BCIMC Limited Partner jointly have invested, and will continue to invest in a portfolio of industrial properties located in certain major U.S. distribution markets. At that time, the Company owned a 51.0% ownership interest in the joint venture and the BCIMC Limited Partner owned the remaining 49.0% interest.

In January 2016, IPT BTC I LP LLC (the “IPT Limited Partner”) sold and assigned to bcIMC (USA) Realty Div A2 LLC (the “BCIMC USA Limited Partner” and, together with the BCIMC Limited Partner, the “BCIMC Partners”) a portion of its interest in the BTC Partnership equal to a 31.0% interest in the BTC Partnership for a purchase price equal to $58.6 million. The Company recorded a net loss of approximately $0.1 million, which included an asset management fee of $1.5 million paid to Industrial Property Advisors LLC (the “Advisor”) in connection with the disposition. On September 15, 2016, the BTC Partnership Agreement was further amended to admit Industrial Property Advisors Sub I LLC, a wholly-owned subsidiary of the Advisor (the “Advisor Sub”) as a special limited partner of the BTC Partnership in exchange for a $10,000 capital contribution. The Advisor Sub was admitted as a special limited partner for the sole purpose of enabling the Advisor, through its ownership of the Advisor Sub, to receive payment of any incentive distributions directly from the BTC Partnership, to which the Advisor had been entitled under the services agreement between the general partner of the BTC Partnership, IPT BTC I GP LLC (the “General Partner”) and the Advisor in effect prior to the admission of the Advisor Sub, rather than having any such distributions from the BTC Partnership first pass through the General Partner before reaching the Advisor. Following the admission of the Advisor Sub as the special limited partner and the sell-down of the IPT Limited Partner’s interest as described above, the General Partner and the IPT Limited Partner (collectively, the “IPT Partners”) continue to collectively own a 20.0% interest in the BTC Partnership and the BCIMC Partners continue to own the remaining 80.0% interest in the BTC Partnership. The Company determined that it continues to maintain significant influence in the BTC Partnership and, as such, continues to report its investment under the equity method on the condensed consolidated balance sheet as of September 30, 2016.

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

	Weighted-Average Effective Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2016	2015	Maturity Date	2016	2015
Line of credit (1)	2.32%	1.83%	January 2020	$342,000	$265,000
Term loan (2)	2.65%	1.78%	January 2021	350,000	250,000
Term loan (3)	2.43%	—	May 2022	150,000	—
Fixed-rate mortgage notes (4)	3.32%	3.52%	July 2020 - October 2024	502,880	100,000

Total principal amount / weighted-average	2.79%	2.08%		$1,344,880	$615,000

Less unamortized debt issuance costs				$10,217	$5,967

Total debt, net				$1,334,663	$609,033

Gross book value of properties encumbered by debt				$809,272	$151,754

(1)

The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. As of September 30, 2016, the Company had fixed the interest rate with respect to $150.0 million in borrowings under its line of credit having entered into three interest rate swap agreements in July 2016. As such, the weighted-average effective interest rate as of September 30, 2016 is the all-in interest rate, including the effects of the interest rate swap agreements. As of September 30, 2016, the unused and available portion under the line of credit was $158.0 million.
(2)	The effective interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, each depending on the Company’s consolidated leverage ratio. In June 2016, the Company expanded its borrowings under its existing term loan by $100.0 million to a total of $350.0 million. As of September 30, 2016, the Company had fixed the interest rate with respect to this term loan having entered into five interest rate swap agreements in January 2016, and two interest rate swap agreements entered into in July 2016. As such, the weighted-average effective interest rate for the term loan as of September 30, 2016 is the all-in interest rate, including the effects of the interest rate swap agreements.
(3)	In May 2016, the Company borrowed $150.0 million pursuant to a second unsecured term loan. The interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio.
(4)	Includes the effects of an interest rate swap agreement the Company entered into in April 2016 relating to its variable-rate mortgage note with an amount outstanding of $97.0 million as of September 30, 2016. The all-in interest rate, including the effects of the interest rate swap agreement was 3.45% as of September 30, 2016. The remaining fixed-rate mortgage notes have interest rates ranging from 2.94% to 3.52%.

As of September 30, 2016, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2016	$—	$—	$—	$—
2017	—	—	—	—
2018	—	—	1,354	1,354
2019	—	—	2,191	2,191
2020	342,000	—	15,259	357,259
Thereafter	—	500,000	484,076	984,076

Total principal payments	$342,000	$500,000	$502,880	$1,344,880

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.

Debt Covenants

The Company’s line of credit, term loans and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of September 30, 2016.

Derivative Instruments

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. As of September 30, 2016, the Company had 11 outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2016, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps	$596,980	Other liabilities	$2,874	$—

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest rate swaps:
Gain (loss) recognized in AOCI (effective portion)	$3,147	$—	$(4,258)	$—
Loss reclassified from AOCI into income (effective portion)	574	—	1,384	—

Net other comprehensive income (loss)	$3,721	$—	$(2,874)	$—

7.	FAIR VALUE

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2016:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Derivative instruments	$—	$2,874	$—	$2,874

Total liabilities measured at fair value	$—	$2,874	$—	$2,874

As of September 30, 2016, the Company had no financial instruments that were transferred among the fair value hierarchy levels. There were no financial instruments measured at fair value on a recurring basis as of December 31, 2015. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

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

The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2016		As of December 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$342,000	$342,000	$265,000	$265,000
Term loans	500,000	500,000	250,000	250,000
Mortgage notes	502,880	506,204	100,000	97,958
Derivative liability	2,874	2,874	—	—

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

The fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. As such, these assets and liabilities are not listed in the carrying value and fair value table above.

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

Reclassification of Shares

On August 14, 2015, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock being offered pursuant to the registration statement into Class A shares and Class T shares. The SEC declared the post-effective amendment effective on August 19, 2015, at which time the Company began offering for sale up to $1.5 billion in shares of common stock at a price of $10.4407 per Class A share and $9.8298 per Class T share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.9187 per Class A share and $9.8298 per Class T share. In each case, the offering price was arbitrarily determined by the Company’s board of directors by taking the Company’s estimated net asset value (“NAV”) as of June 30, 2015 of $9.24 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to the Class A shares and the Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to the Company will be the same for both Class A shares and Class T shares. The NAV was not subject to audit by the Company’s independent registered public accounting firm. The Class A shares and Class T shares have identical rights and privileges, including voting rights, but have differing fees that are payable on a class-specific basis, as described in “Note 11” The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares. The Company’s shares of common stock consist of Class A shares and Class T shares, all of which are collectively referred to herein as shares of common stock. The new offering prices have been rounded to the nearest whole cent throughout this report.

In August 2016, the Company reallocated $325.0 million in shares of common stock offered pursuant to the Company’s distribution reinvestment plan to the Company’s primary offering, such that an aggregate of $1.825 billion in shares are allocated to the primary offering and $175.0 million in shares are allocated to the distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that was initially expected to end no later than July 24, 2015. The Company’s board of directors has extended the Offering until the earlier to occur of either: (i) December 21, 2016; or (ii) the date on which the Company has sold the remaining primary offering shares in any combination of Class A shares or Class T shares. The Company’s board of directors may determine to terminate the Offering at an earlier or later date, in its sole discretion. On July 21, 2016, the Company filed a registration statement on Form S-11 for a proposed follow-on offering. The Company does not intend to register new securities pursuant to the proposed follow-on offering, but rather will carry forward any unsold securities registered pursuant to the Offering if necessary to meet the Company’s capital raising goals.

A summary of the Company’s public offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”) offering), as of September 30, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$952,527	$464,062	$1,416,589
DRIP offering	28,445	4,660	33,105

Total offering	$980,972	$468,722	$1,449,694

Number of shares sold:
Primary offering	93,955	47,211	141,166
DRIP offering	2,898	474	3,372

Total offering	96,853	47,685	144,538

As of September 30, 2016, following the reallocation of shares in the Offering, approximately $408.4 million in shares of common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares, and $141.9 million in shares of common stock available for sale through the Company’s distribution reinvestment plan. The board of directors, in its sole discretion, may determine to further reallocate distribution reinvestment plan shares for sale in the primary offering.

Common Stock

The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

	Class A		Class T		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	84,595	$846	18,390	$184	102,985	$1,030
Issuance of common stock:
Primary shares	10,463	105	28,821	288	39,284	393
DRIP shares	1,802	18	474	5	2,276	23
Stock grants	118	1	—	—	118	1
Redemptions	(178)	(2)	(13)	—	(191)	(2)
Forfeitures	(18)	—	—	—	(18)	—

Balance as of September 30, 2016	96,782	$968	47,672	$477	144,454	$1,445

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock):

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2016
September 30	October 5, 2016	$0.13515	$8,147	$9,638	$1,069	$18,854
June 30	July 5, 2016	0.13515	7,534	9,042	876	17,452
March 31	April 4, 2016	0.13515	6,788	8,040	622	15,450

Total			$22,469	$26,720	$2,567	$51,756

2015
December 31	January 13, 2016	$0.13515	$4,751	$5,443	$148	$10,342
September 30	October 15, 2015	0.12500	3,392	3,725	—	7,117
June 30	July 2, 2015	0.12500	2,700	2,900	—	5,600
March 31	April 15, 2015	0.12500	1,756	1,806	—	3,562

Total			$12,599	$13,874	$148	$26,621

(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share of common stock. The Company’s board of directors authorized distributions at this rate per Class T share of common stock before deducting the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis). The Company began offering Class T shares of its common stock in August 2015.
(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares only. Refer to “Note 11” for further detail regarding distribution fees.
(3)	Gross distributions are total distributions before the deduction of distribution fees.

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Number of eligible shares redeemed	352	73
Aggregate amount of shares redeemed	$3,386	$727
Average redemption price per share	$9.62	$9.96

9.	SHARE-BASED COMPENSATION

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

Restricted Stock Summary

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its Equity Incentive Plan and its Private Placement Equity Incentive Plan for the nine months ended September 30, 2016 is as follows:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share (1)
Nonvested shares at January 1, 2016	58	$10.44
Granted	118	$10.44
Vested	(48)	$10.44
Forfeited	(17)	$10.44

Nonvested shares at September 30, 2016	111	$10.44

(1)	The weighted-average fair value is based on the offering price of $10.44 per Class A share in effect on the respective grant dates.

The following table summarizes other share-based compensation data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Share-based compensation expense	$164	$135	$730	$359
Total fair value of restricted stock vested	$—	$167	$494	$275
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.44	$10.26	$10.44	$10.04

(1)	The weighted-average grant date fair value is based on the offering price per Class A share in effect on the respective grant dates.

As of September 30, 2016, the aggregate unrecognized compensation expenses related to the restricted stock was approximately $0.7 million and is expected to be fully recognized over a weighted-average period of one year.

10.	NONCONTROLLING INTERESTS

During the nine months ended September 30, 2016, the Company acquired controlling interests in four subsidiary real estate investment trusts (the “Subsidiary REITs”) that each own one building for a total aggregate purchase price of approximately $106.3 million. The Company indirectly owns and controls the respective managing member of each of the Subsidiary REITs. Noncontrolling interests represent the portion of equity in the Subsidiary REITs that the Company does not own. Such noncontrolling interests are equity instruments presented in the condensed consolidated balance sheet as of September 30, 2016 as noncontrolling interests within permanent equity. The noncontrolling interests consist of redeemable preferred shares with a 12.5% annual preferred dividend. Each Subsidiary REIT has 500 preferred shares issued and outstanding at a par value of $1,000 per share, for an aggregate amount of $500,000. The preferred shares are non-voting and have no rights to income or loss. The preferred shares are redeemable by the respective Subsidiary REIT at the discretion of the Company, through its ownership and control of the managing member, for $1,000 per share, plus accumulated and unpaid dividends, as well as a redemption premium if the preferred shares are redeemed before December 31, 2017. As of September 30, 2016, the Subsidiary REITs had preferred dividends payable in an aggregate amount of approximately $15,000, which were recorded in distributions payable on the Company’s condensed consolidated balance sheet.

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

Distribution fees are accrued upon the issuance of Class T shares. The Company accrues for: (i) the monthly amount payable as of the balance sheet date and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares outstanding as of the balance sheet date. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity.

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

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, the Company is also obligated, subject to certain limitations, to reimburse the Advisor for all of the costs it incurs in connection with the services it provides to the Company, including, without limitation, personnel (and related employment) costs and overhead (including, but not limited to, allocated rent paid to both third parties and an affiliate of the Advisor, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by the Advisor or its affiliates, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services, provided that the Advisor will not be reimbursed for costs of personnel to the extent that such personnel perform services for which the Advisor receives a separate fee. The Advisor may utilize its employees to provide such services and in certain instances those employees may include the Company’s executive officers.

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Receivable (Payable) as of
					September 30,	December 31,
(in thousands)	2016	2015	2016	2015	2016	2015
Expensed:
Acquisition fees	$5,358	$7,059	$22,506	$10,179	$—	$(941)
Asset management fees (1)	4,989	1,450	12,530	3,372	(1,697)	(961)
Asset management fees related to dispositions (2)	—	—	1,466	—	—	—
Other expense reimbursements (3)	836	—	2,423	216	(296)	(119)

Total	$11,183	$8,509	$38,925	$13,767	$(1,993)	$(2,021)

Capitalized:
Development acquisition fees (4)	$—	$—	$155	$—	$—	$(39)

Additional Paid-In Capital:
Sales commissions	$2,862	$6,834	$12,850	$25,783	$(87)	$(498)
Dealer manager fees	2,028	2,554	8,391	9,417	(139)	(500)
Offering costs	1,812	2,112	6,397	7,656	(634)	(377)
Distribution fees (5)	4,093	—	25,368	—	(23,170)	(110)

Total	$10,795	$11,500	$53,006	$42,856	$(24,030)	$(1,485)

(1)	Includes asset management fees other than asset management fees related to dispositions.
(2)	These fees were incurred in conjunction with the Company’s sell down of its ownership interest in the BTC Partnership and were netted against the gain from the sale. Amount is included in net loss on sell down of joint venture ownership interest on the condensed consolidated statements of operations.
(3)	Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, of the Advisor related to activities for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $0.7 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $2.2 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets.
(5)	The distribution fees accrue daily and are payable monthly in arrears. As of September 30, 2016, the monthly amount of distribution fees payable of $0.4 million is included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrues for future estimated amounts payable based on the shares outstanding as of the balance sheet date. As of September 30, 2016, the future estimated amounts payable of $22.8 million are included in due to affiliates on the condensed consolidated balance sheets, and includes an immaterial amount related to prior periods.

Joint Venture Agreement

The BTC Partnership (described in “Note 5”) is required to pay the General Partner, a subsidiary of the Company that serves as the general partner of the BTC Partnership, certain fees for advisory services provided in accordance with the terms of the joint venture agreement. The advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. The General Partner and the Advisor entered into a services agreement, as amended, pursuant to which the General Partner appointed the Advisor to provide the advisory services to the BTC Partnership and assigned to the Advisor the fees payable for providing such services. In connection with the admission of the Advisor Sub to the BTC Partnership as a special limited partner (as described in “Note 5”), the General Partner, the Advisor and the Advisor Sub entered into an amended and restated services agreement (the “Services Agreement”). The parties entered into the Services Agreement in order for the Advisor to assign its right, title and interest in the agreement to the Advisor Sub and to remove certain provisions requiring the General Partner to pay a portion of any incentive distributions the General Partner received from the BTC Partnership in an amount equal to 60% of the percentage interest of the BTC Partnership held by partners other than the IPT Partners to the Advisor, given that the Advisor Sub has become a special limited partner of the BTC Partnership and is entitled to receive such percentage of incentive distributions directly from the BTC Partnership. The Services Agreement provides that it will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for “cause,” the Advisor Sub will have the option, in its sole discretion, to seek to become the administrative general partner of the BTC Partnership; provided, that, the Advisor Sub will not be permitted to exercise this option in the event that the termination of the Advisory Agreement is a result of the consummation of a sale of all of the IPT Partners’ interests in the BTC Partnership to an unaffiliated party and the IPT Partners elect to exercise their rights under a separate letter agreement between the IPT Partners and the Advisor Sub regarding drag-along rights, to require the Advisor Sub to sell all of its interest in the BTC Partnership to such party. In the event the Advisor Sub exercises its option to seek to become the administrative general partner, the General Partner will seek the BCIMC Partners’ consent to make the Advisor Sub the administrative general partner of the BTC Partnership. If the Advisor Sub is made the administrative general partner, then the Services Agreement will terminate and the Advisor Sub will continue to provide the advisory services and receive the same fees as those to which the Advisor Sub was entitled under the Services Agreement prior to its termination, but the Advisor Sub will not control or manage the BTC Partnership. If the BCIMC Partners do not consent or if the Advisor determines not to seek to become the administrative general partner, then the Services Agreement will terminate. As a result of the payment of the fees pursuant to the Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor pursuant to the Services Agreement, and (ii) the percentage interest of the joint venture owned by the IPT Partners (currently 20.0%). For the three and nine months ended September 30, 2016, the BTC Partnership incurred approximately $0.9 million and $2.2 million, respectively, in acquisition and asset management fees which were paid to the Advisor pursuant to the Services Agreement, as compared to $0.7 million and $1.8 million, respectively, for the three and nine months ended September 30, 2015.

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

The Expense Support Agreement was amended and restated on August 14, 2015, effective from July 1, 2015 through June 30, 2018. Pursuant to the amended and restated Expense Support Agreement, for the period from July 1, 2015 through June 30, 2018, Baseline Distributions means the aggregate cash distributions that are declared on the Company’s common stock in accordance with the quarterly distribution rate for such quarter; provided that for purposes of calculating the amount of payment by the Advisor pursuant to the agreement, such amount will not exceed the amount that would have been declared on shares of the Company’s common stock assuming a quarterly distribution rate of $0.13515 per share (which is the rate that the Company’s board of directors authorized for the fourth quarter of 2015 and each quarter of 2016 with respect to the Company’s Class A shares and the Company’s Class T shares (less the annual distribution fees that are payable monthly with respect to such Class T shares, as calculated on a daily basis)). Starting with any asset management fees waived pursuant to the agreement on or after July 1, 2015, the Advisor will not be entitled to reimbursement from the Company.

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

For the period beginning on July 1, 2015 and terminating on the earlier of the expiration or termination of the agreement, in no event will the aggregate of the waived asset management fees and the Deficiency support payments, when added to all amounts deferred or paid by the Advisor prior to August 14, 2015 under the prior versions of the Expense Support Agreement (approximately $5.4 million), exceed $30.0 million (the “Maximum Amount”). As of September 30, 2016, the Company has fully reimbursed the $5.4 million that was potentially reimbursable to the Advisor, and there are no additional amounts reimbursable under the Expense Support Agreement.

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

The table below provides information regarding the fees waived or expenses supported by the Advisor, as well as any amounts reimbursed to the Advisor by the Company:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2016	2015	2016	2015
Asset management fees deferred/waived	$—	$441	$267	$2,017
Other expenses supported	—	—	—	—
Reimbursement of previously deferred expenses	(3,947)	—	(5,378)	—

Total expense support from (repayment to) Advisor (1)	$(3,947)	$441	$(5,111)	$2,017

(1)	As of September 30, 2016, approximately $1.2 million of expense support was payable to the Advisor by the Company.

12.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of September 30, 2016.

13.	SUBSEQUENT EVENTS

Status of Offering

A summary of the Company’s public offering as of November 4, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$961,887	$495,606	$1,457,493
DRIP offering	35,061	7,687	42,748

Total offering	$996,948	$503,293	$1,500,241

Number of shares sold:
Primary offering	94,858	50,419	145,277
DRIP offering	3,565	782	4,347

Total offering	98,423	51,201	149,624

As of November 4, 2016, following the reallocation of shares in the Offering and the Company’s board of directors’ determination that the primary offering will end on the earlier to occur of (i) December 21, 2016 or (ii) the date on which all the remaining shares allocated to the primary offering have been sold, approximately $367.5 million in shares of our common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares, and $132.3 million in shares of common stock available for sale through the Company’s distribution reinvestment plan. The board of directors, in its sole discretion, may determine to further reallocate distribution reinvestment plan shares for sale in the primary offering.

Amendments to Distribution Reinvestment Plan and Share Redemption Program

The board of directors of the Company has approved and adopted the Third Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”). The Company amended the price at which additional shares of the same class may be purchased pursuant to the distribution reinvestment plan to a price equal to the estimated net asset value (“NAV”) per share of the Class A shares and the Class T shares, respectively, most recently disclosed by the Company in a public filing with the SEC. The Amended DRP took effect on October 31, 2016. Accordingly, distributions declared for the third quarter, which were paid prior to October 31, 2016, were reinvested at the former distribution reinvestment plan prices of $9.9187 per Class A Share and $9.8298 per Class T Share, respectively. The new estimated NAV per share pricing under the Amended DRP will first be applied to any distributions for the fourth quarter, which are presently expected to be paid no later than January 15, 2017. The Company next expects to disclose an estimated NAV per share in a public filing with the SEC no later than December 30, 2016, such that any distributions for the fourth quarter that are reinvested pursuant to the Amended DRP will be reinvested at a price equal to the estimated NAV per share of the Class A shares and the Class T shares, respectively, that the Company discloses on or before December 30, 2016. Such estimated NAV per share may be higher or lower than the purchase price at which shares were issued under the distribution reinvestment plan in October 2016.

Additionally, the board of directors of the Company has approved and adopted the Second Amended and Restated Share Redemption Program (the “Amended SRP”), which also will take effect on October 31, 2016. The Amended SRP will continue to provide eligible stockholders with limited, interim liquidity by enabling them to present for redemption all or a portion of their shares of the Company’s Class A shares or Class T shares. Subject to the limitations of the Amended SRP and the special pricing applicable to redemptions in connection with the death of a stockholder, stockholders may redeem shares under the Amended SRP at a price equal to or at a discount from the initial purchase price such stockholder paid for the shares being redeemed and the amount of the discount will vary based upon the length of time that such stockholder held the shares subject to redemption, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of the Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The share redemption program has been amended to reflect that if the Company is no longer engaged in a public offering of primary shares, the redemption price will continue to be calculated in accordance with the above table (subject to the limitations and exceptions described in the program); provided, that, if the redemption price calculated in accordance with the terms of the share redemption program would result in a price that is higher than the estimated NAV per share of the Class A shares and the Class T Shares, respectively, most recently disclosed by the Company in a public filing with the SEC, then the redemption price will be equal to the respective estimated NAV per share most recently disclosed by the Company in a public filing with the SEC.

As disclosed elsewhere in this Quarterly Report on Form 10-Q, the Company presently expects that its public offering of primary shares will terminate no later than December 21, 2016, which is prior to the anticipated redemption date for any shares submitted for redemption during the fourth quarter of 2016, which, if redeemed, would be redeemed no later than January 15, 2017. Accordingly, the redemption price for any shares tendered for redemption during the fourth quarter, including any shares tendered in connection with the death of a stockholder, will be no greater than the estimated NAV per share of the Class A shares and the Class T Shares, respectively, which the Company expects to disclose in a public filing with the SEC no later than December 30, 2016. The estimated NAV per share disclosed by the Company no later than December 30, 2016 may not be equal to the price calculated in accordance with the above table or the price a stockholder paid for their shares of our common stock being redeemed.

The board of directors, in its sole discretion, may determine at any time to modify the Amended SRP to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. In addition, there are limitations on stockholders’ ability to have their shares of the Company’s common stock redeemed pursuant to the Amended SRP, which are described in more detail in the Amended SRP incorporated into this Quarterly Report on Form 10-Q by reference as Exhibit 4.4. If the board of directors determines to materially amend, suspend or terminate the Amended SRP, the Company will provide stockholders with 30 days’ prior notice. Any notice of the material amendment, suspension or termination of the Amended SRP will be provided by the Company in a Current Report on Form 8-K filed with the SEC.

The foregoing description of the Amended DRP and the Amended SRP is qualified in its entirety by reference to the Amended DRP and the Amended SRP, copies of which are incorporated into this Quarterly Report on Form 10-Q by reference as Exhibits 4.2 and 4.4, respectively

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

As of September 30, 2016, we had raised gross proceeds of approximately $1.45 billion from the sale of 144.5 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, following the reallocation of $325.0 million in shares offered pursuant to the distribution reinvestment plan to the primary offering, such that an aggregate of $1.825 billion in shares are allocated to the primary offering and $175.0 million in shares are allocated to the distribution reinvestment plan, approximately $408.4 million in shares of our common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares, and $141.9 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated further by our board of directors for sale in the primary offering. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning the Offering and a proposed follow-on public offering. See “—Subsequent Events” for a description of amendments to our distribution reinvestment plan that took effect on October 31, 2016.

As of September 30, 2016, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio that included properties with an aggregate total purchase price of approximately $2.8 billion, comprised of 236 industrial buildings totaling approximately 38.3 million square feet located in 27 markets throughout the U.S., with 457 customers, and was 91.9% occupied (92.8% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.7 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of September 30, 2016:

•	226 industrial buildings totaling approximately 36.2 million square feet comprised our operating portfolio, which includes stabilized properties, and was 95.2% occupied (95.7% leased).

•	10 industrial buildings totaling approximately 2.1 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

As of September 30, 2016, we owned and managed 24 buildings totaling approximately 4.3 million square feet of the total 38.3 million square feet (included above) through our 20.0% ownership interest in the BTC Partnership. Additionally as of that date, the BTC Partnership had four buildings under construction totaling approximately 2.4 million square feet, and five buildings in the pre-construction phase for an additional 1.2 million square feet.

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

Industrial Real Estate Outlook

The U.S. industrial property sector continues to benefit from: (i) positive overall growth in U.S. gross domestic product (“GDP”) during each of the past six years; (ii) increased domestic consumer spending, including significant growth in online retailing (or e-commerce); (iii) underlying growth trends in both population and employment growth; (iv) strong positive net absorption (the net change in total occupied industrial space) and rent growth in our target markets; and (v) an evolving supply chain network resulting from e-commerce, omni-channel retailing and same-day delivery strategies. Overall, U.S. economic activity has been expanding at a moderate pace based on certain market indicators such that the Federal Reserve raised its key interest rate in December 2015 for the first time since 2006.

These positive fundamentals in the U.S. economy occurred against the backdrop of significant events in the global economy that could continue to have a dampening impact over the next several quarters. China’s economic growth slowed considerably in 2015 and into 2016, causing a decrease in Chinese demand for imports which, in turn, negatively affected the economies of many countries around the world whose trade with China accounts for a meaningful portion of their respective GDP. Additionally, the European economy has struggled to gain sustained momentum, causing policy makers to lower interest rates and increase quantitative easing in an effort to increase historically low inflation rates. Finally, the prices of oil, gas and certain commodities declined significantly in 2015 and have remained low into 2016, negatively impacting both oil and commodity-based economies, as well as industries focused on those sectors. All of these factors have contributed to a strengthening of the U.S. dollar against most global currencies, effectively increasing the price of U.S. goods, and in turn, negatively impacting global demand for U.S. goods and services.

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

Growth in export/import levels should continue to generate increased demand for industrial space in key U.S. logistics markets resulting in positive net absorption and, combined with relatively low levels of new supply, provides prospects for continued rent growth for the foreseeable future. However, certain sectors and markets may be disproportionately impacted by the strengthening dollar and continued weakness in the oil and gas sector. For example, the strengthening U.S. dollar could increase import volume yet decrease domestic manufacturing production, both of which could influence the fundamentals and valuation of industrial real estate. In addition, continued volatility in the oil, gas and certain commodities markets could affect markets that have a high percentage of employment tied to those industries, such as Houston, Texas.

Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.7% annual increase compounded over the past five years, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.

Lending terms for direct commercial real estate loans and unsecured REIT financings have continued to improve; however, this trend may not continue, which could affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and corporate financing environment by considering various lending sources, which may include long-term fixed-rate mortgage loans, unsecured or secured lines of credit or term loans, private placement or public bond issuances, and assuming existing loans in connection with certain property acquisitions, or any combination of the foregoing.

Summary of 2016 Activities

During the nine months ended September 30, 2016, we completed the following activities:

•	We raised $414.6 million of gross equity capital from the Offering.

•	We borrowed an incremental $641.5 million of debt capital under term loan facilities and mortgage notes, as well as increased average borrowings under our line of credit by $147.8 million as compared to average borrowings for the same period in 2015.

•	We directly acquired 80 industrial buildings, comprised of approximately 16.9 million square feet for an aggregate total purchase price of approximately $1.1 billion, exclusive of transfer taxes, due diligence expenses, and other transaction costs, plus the fair value of any debt assumed. We funded these acquisitions with proceeds from the Offering and debt financings.

•	We entered into 11 interest rate swap agreements, with an aggregate notional amount of $597.0 million, to hedge LIBOR on our variable-rate mortgage note with an amount outstanding of $97.0 million as of September 30, 2016, our $350.0 million term loan, and $150.0 million of the borrowings under our line of credit. The interest rate swaps became effective during 2016 and effectively fixed LIBOR at a weighted-average of 1.06%, with an all-in interest rate ranging from 2.35% to 3.45%, depending on our consolidated leverage ratio. The interest rate swaps will expire between July 2020 and January 2023.

•	In January 2016, the IPT Limited Partner sold and assigned to the BCIMC USA Limited Partner a portion of its interest in the BTC Partnership equal to a 31.0% interest in the BTC Partnership for a purchase price equal to $58.6 million. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for information concerning the admission of a wholly-owned subsidiary of the Advisor as a special limited partner of the BTC Partnership. Following these transactions, the IPT Partners collectively have a 20.0% ownership interest remaining in the joint venture, and the BCIMC Limited Partner, together with the BCIMC USA Limited Partner, own an 80.0% interest.

•	We completed and leased a development project for one building comprised of approximately 0.2 million square feet. In addition, through our 20.0% ownership interest in the BTC Partnership, we completed two buildings comprised of approximately 0.6 million square feet during 2016.

•	As of September 30, 2016, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio comprised of 236 industrial buildings totaling approximately 38.3 million square feet located in 27 markets throughout the U.S.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Portfolio data:
Consolidated buildings (1)	212	131	72
Unconsolidated buildings (1)	24	21	19

Total buildings	236	152	91

Rentable square feet of consolidated buildings	34,000	16,956	10,051
Rentable square feet of unconsolidated buildings	4,330	3,602	3,189

Total rentable square feet	38,330	20,558	13,240

Total number of customers (2)	457	310	178

Percent occupied of operating portfolio (2)(3)	95.2%	93.2%	98.6%
Percent occupied of total portfolio (2)(3)	91.9%	91.1%	88.5%

Percent leased of operating portfolio (2)(3)	95.7%	97.4%	98.6%
Percent leased of total portfolio (2)(3)	92.8%	95.6%	90.9%

(1)	Consolidated buildings include the addition of one building related to a development project completed during 2016, and unconsolidated buildings include the addition of two buildings related to development projects completed during 2016.
(2)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.
(3)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three and nine months ended September 30, 2016 and 2015 are not directly comparable, nor are our results of operations for the three and nine months ended September 30, 2016 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Results for the Three and Nine Months Ended September 30, 2016 Compared to the Same Periods in 2015

The following table summarizes our results of operations for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 50 buildings totaling approximately 6.4 million square feet owned as of July 1, 2015, which portfolio represented only 19% of total rentable square feet or 22% of total revenues as of September 30, 2016. The same store operating portfolio for the nine month periods presented below included 32 buildings totaling approximately 3.6 million square feet owned as of January 1, 2015, which portfolio represented only 11% of total rentable square feet or 14% of total revenues as of September 30, 2016.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Rental revenues:
Same store operating properties	$11,184	$11,152	$32	$17,875	$18,062	$(187)
Other properties	39,023	2,358	36,665	106,031	13,849	92,182

Total rental revenues	50,207	13,510	36,697	123,906	31,911	91,995

Rental expenses:
Same store operating properties	(2,865)	(2,737)	(128)	(4,655)	(4,365)	(290)
Other properties	(9,666)	(573)	(9,093)	(27,478)	(3,680)	(23,798)

Total rental expenses	(12,531)	(3,310)	(9,221)	(32,133)	(8,045)	(24,088)

Net operating income:
Same store operating properties	8,319	8,415	(96)	13,220	13,697	(477)
Other properties	29,357	1,785	27,572	78,553	10,169	68,384

Total net operating income	37,676	10,200	27,476	91,773	23,866	67,907

Other income and expenses:
Real estate-related depreciation and amortization	(27,229)	(7,454)	(19,775)	(68,665)	(17,504)	(51,161)
General and administrative expenses	(1,517)	(1,096)	(421)	(5,123)	(3,191)	(1,932)
Asset management fees, related party	(4,989)	(1,450)	(3,539)	(12,530)	(3,372)	(9,158)
Acquisition expenses, related party	(5,358)	(7,059)	1,701	(22,506)	(10,179)	(12,327)
Acquisition expenses	(1,458)	(1,875)	417	(9,940)	(5,517)	(4,423)
Impairment of real estate property	(2,326)	—	(2,326)	(2,326)	—	(2,326)
Equity in loss of unconsolidated joint venture	(15)	(703)	688	(458)	(1,650)	1,192
Interest expense and other	(8,924)	(1,656)	(7,268)	(18,800)	(4,284)	(14,516)
Loss on sell down of joint venture
partnership ownership	—	—	—	(64)	—	(64)
Expense support from (repayment to) Advisor	(3,947)	441	(4,388)	(5,111)	2,017	(7,128)

Total other income and expenses	(55,763)	(20,852)	(34,911)	(145,523)	(43,680)	(101,843)
Net loss	(18,087)	(10,652)	(7,435)	(53,750)	(19,814)	(33,936)
Net loss attributable to noncontrolling interests	(15)	—	(15)	(15)	—	(15)

Net loss attributable to common stockholders	$(18,102)	$(10,652)	$(7,450)	$(53,765)	$(19,814)	$(33,951)

Weighted-average shares outstanding	139,486	56,948	82,538	127,686	43,505	84,181

Net loss per common share—basic and diluted	$(0.13)	$(0.19)	$0.06	$(0.42)	$(0.46)	$0.04

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $36.7 million and $92.0 million, respectively, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to an increase in non-same store revenues, which was attributable to the growth in our portfolio. For the three months ended September 30, 2016, non-same store rental revenues reflects the addition of 157 buildings we have acquired since July 1, 2015, and for the nine months ended September 30, 2016, non-same store rental revenues reflects the addition of 178 buildings we acquired since January 1, 2015. Same store rental revenues for the three months ended September 30, 2016 remained consistent as compared to the same period in 2015. Same store rental revenues for the nine months ended September 30, 2016 decreased by 1.0%, or $0.2 million, as compared to the same period in 2015, primarily due to lower occupancy rates.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $9.2 million for the three months ended September 30, 2016, as compared to the same period in 2015, and $24.1 million for the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio since January 1, 2015. Same store rental expenses for the three and nine months ended September 30, 2016 increased by 4.7% and 6.6%, respectively, primarily due to higher real estate taxes and higher maintenance expenses as compared to the same periods in 2015.

Other Income and Expenses. Other income and expenses increased by $34.9 million for the three months ended September 30, 2016, as compared to the same period in 2015, and by $101.8 million for the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to:

•	An increase in real estate-related depreciation and amortization expense, general and administrative expenses, and asset management fees in aggregate amounts of $23.8 million and $62.3 million, for the three and nine months ended September 30, 2016, respectively, as a result of our acquisition activity for the first three quarters of 2016 as well as three full quarters of ownership of our 2015 acquisitions.

•	A decrease in acquisition-related expenses of $2.1 million for the three months ended September 30, 2016 as a result of lower acquisition activity during the three months ended September 30, 2016 as compared to the same period in 2015, and an increase in acquisition-related expenses of $16.8 million for the nine months ended September 30, 2016 as a result of higher acquisition activity during the nine months ended September 30, 2016 as compared to the same period in 2015.

•	An impairment charge of $2.3 million for the three and nine months ended September 30, 2016 related to three wholly-owned properties that were evaluated for impairment due to a change in management’s estimate of the intended hold periods.

•	An increase in interest expense of $7.3 million and $14.5 million for the three and nine months ended September 30, 2016, respectively, primarily due to: (i) higher average net borrowings under our line of credit for the three and nine months ended September 30, 2016 of $151.9 million and $147.8 million, respectively, as compared to the same periods in 2015; (ii) new financings under term loan facilities and mortgage notes for an aggregate amount of $641.5 million; and (iii) a higher aggregate weighted-average interest rate of 2.79% as of September 30, 2016, as compared to 2.48% as of September 30, 2015.

•	The reimbursement to the Advisor of previously deferred asset management fees and expense support payments pursuant to the Expense Support Agreement in the amount of $3.9 million and $5.4 million for the three and nine months ended September 30, 2016, respectively.

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and nine months ended September 30, 2016, net loss was $18.1 million and $53.8 million, respectively, as compared to $10.7 million and $19.8 million, respectively, for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2016, NOI was $37.7 million and $91.8 million, respectively, as compared to $10.2 million and $23.9 million, respectively, for the three and nine months ended September 30, 2015. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three and Nine Months Ended September 30, 2016 Compared to the Same Periods in 2015” above for a reconciliation of our net loss to NOI for the three and nine months ended September 30, 2016 and 2015.

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

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. By excluding gains or losses on sales of assets, we believe FFO provides a helpful additional measure of our consolidated operating performance on a comparative basis. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets, and also excludes acquisition-related costs (including acquisition fees paid to the Advisor) and organization costs, each of which are characterized as expenses in determining net loss under GAAP. Organization costs are excluded as they are paid in cash and relate to costs paid in conjunction with the organization of the Company. The purchase of operating properties is a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment or reimbursement of these acquisition-related costs, then such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. As such, Company-defined FFO may not be a complete indicator of our operating performance, especially during periods in which properties are being acquired, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

MFFO. As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets, but includes organization costs. Similar to Company-defined FFO, MFFO excludes acquisition-related costs. MFFO also excludes straight-line rent and amortization of above- and below-market leases. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.

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

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

					For the Period From Inception (August 28, 2012) to September 30, 2016
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
GAAP net loss applicable to common stockholders	$(18,102)	$(10,652)	$(53,765)	$(19,814)	$(103,240)

GAAP net loss per common share	$(0.13)	$(0.19)	$(0.42)	$(0.46)	$(2.63)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss applicable to common stockholders	$(18,102)	$(10,652)	$(53,765)	$(19,814)	$(103,240)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	27,229	7,454	68,665	17,504	100,910
Our share of real estate-related depreciation and amortization of unconsolidated joint venture	601	740	1,871	1,593	4,510
Impairment of real estate property	2,326	—	2,326	—	2,326
Net loss on sell down of joint venture ownership interests	—	—	64	—	64

NAREIT FFO applicable to common stockholders	$12,054	$(2,458)	$19,161	$(717)	$4,570

NAREIT FFO per common share	$0.09	$(0.04)	$0.15	$(0.02)	$0.12

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$12,054	$(2,458)	$19,161	$(717)	$4,570
Add Company-defined adjustments:
Acquisition costs	6,816	8,934	32,446	15,696	76,414
Our share of acquisition costs of unconsolidated joint venture	10	641	175	1,300	1,660
Organization costs	—	—	—	—	93

Company-defined FFO applicable to common stockholders	$18,880	$7,117	$51,782	$16,279	$82,737

Company-defined FFO per common share	$0.14	$0.13	$0.41	$0.38	$2.11

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO applicable to common stockholders	$18,880	$7,117	$51,782	$16,279	$82,737
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(3,779)	(1,047)	(9,208)	(3,607)	(15,193)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture	(129)	(156)	(389)	(265)	(892)
Organization costs	—	—	—	—	(93)

MFFO applicable to common stockholders	$14,972	$5,914	$42,185	$12,407	$66,559

MFFO per common share	$0.11	$0.10	$0.33	$0.29	$1.70

Weighted-average shares outstanding	139,486	56,948	127,686	43,505	39,201

We believe that: (i) our FFO of $12.1 million, or $0.09 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares of our common stock through our DRIP shares) in the amount of $18.9 million, or $0.14 per share, for the three months ended September 30, 2016; (ii) our FFO of $19.2 million, or $0.15 per share, as compared to the gross distributions declared in the amount of $51.8 million, or $0.41 per share, for the nine months ended September 30, 2016; and (iii) our FFO of $4.6 million, or $0.12 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in DRIP shares) of $82.8 million, or $1.61 per share, for the period from Inception (August 28, 2012) to September 30, 2016, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Total cash provided by (used in):
Operating activities	$26,443	$1,362
Investing activities	(1,071,601)	(448,865)
Financing activities	1,052,210	459,514

Net increase in cash	$7,052	$12,011

Cash provided by operating activities during the nine months ended September 30, 2016 increased by approximately $25.1 million as compared to the same period in 2015, primarily as a result of continued growth in our property operations. Cash used in investing activities during the nine months ended September 30, 2016 increased by approximately $622.7 million as compared to the same period in 2015, primarily due to an increase in our acquisition activity in the amount of $586.8 million. Cash provided by financing activities during the nine months ended September 30, 2016 increased by approximately $592.7 million as compared to the same period in 2015, primarily due to an increase in our net borrowing activity of $580.4 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of September 30, 2016, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had approximately $342.0 million outstanding under our line of credit with a weighted average effective interest rate of 2.32%, which includes the effect of the interest rate swap agreements related to $150.0 million of the borrowings under our line of credit, and $500.0 million outstanding under our term loans with a weighted average effective interest rate of 2.58%, which includes the effect of the interest rate swap agreements related to our $350.0 million term loan. The unused and available portion under our line of credit was $158.0 million. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of September 30, 2016, we had property-level borrowings of approximately $502.9 million outstanding. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.32%, which includes the effects of the interest rate swap agreement relating to our $97.0 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of September 30, 2016.

Offering Proceeds. As of September 30, 2016, the amount of aggregate gross proceeds raised from the Offering was $1.45 billion ($1.3 billion net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the nine months ended September 30, 2016, approximately 34.1% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 65.9% of our total gross distributions were funded from sources other than cash flows from operating activities; specifically 14.3% were funded with proceeds from financing activities, which consisted of debt financings, and 51.6% were funded with proceeds from the issuance of DRIP shares. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the fourth quarter of 2016, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the fourth quarter of 2016 at a quarterly rate of $0.13515 per Class A share of common stock, and $0.13515 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Cash distributions for the fourth quarter of 2016 payable to common stockholders will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than January 15, 2017.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Total Gross Distributions (4)
2016
September 30	$9,216	48.9%	$—	—%	$9,638	51.1%	$18,854
June 30	8,410	48.2	—	—	9,042	51.8	17,452
March 31	—	—	7,410	48.0	8,040	52.0	15,450

Total	$17,626	34.1%	$7,410	14.3%	$26,720	51.6%	$51,756

2015
December 31	$—	—%	$4,899	47.4%	$5,443	52.6%	$10,342
September 30	—	—	3,392	47.7	3,725	52.3	7,117
June 30	2,700	48.2	—	—	2,900	51.8	5,600
March 31	—	—	1,756	49.3	1,806	50.7	3,562

Total	$2,700	10.1%	$10,047	37.8%	$13,874	52.1%	$26,621

(1)	CDFFO exceeded aggregate distributions for the quarters ended September 30, 2016 and June 30, 2016, and therefore the Advisor was not required to provide any expense support payments or waive any fees under the Expense Support Agreement. For the quarters ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, the Advisor provided expense support of $0.3 million, $1.4 million, $0.4 million, $1.0 million and $0.5 million, respectively.
(2)	For the periods presented, all distributions provided by financing activities were funded from debt financings.
(3)	Stockholders may elect to have distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(4)	Gross distributions are total distributions before the deduction of distribution fees.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the nine months ended September 30, 2016 and 2015, we received eligible redemption requests related to approximately 352,000 and 73,000 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $3.4 million, or an average price of $9.62 per share, and approximately $0.7 million, or an average price of $9.96 per share, respectively. Based on the estimated NAV per share of our common stock determined by our board of directors on August 13, 2015, we have repurchased shares of our common stock above the estimated NAV per share and, accordingly, these repurchases have been dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program.”

Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related or other investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. If our board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior notice, which we will provide by filing a Current Report on Form 8-K with the SEC. See “—Subsequent Events” for a description of amendments to the share redemption program that took effect on October 31, 2016.

SUBSEQUENT EVENTS

Status of Offering

A summary of our public offering as of November 4, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$961,887	$495,606	$1,457,493
DRIP offering	35,061	7,687	42,748

Total offering	$996,948	$503,293	$1,500,241

Number of shares sold:
Primary offering	94,858	50,419	145,277
DRIP offering	3,565	782	4,347

Total offering	98,423	51,201	149,624

As of November 4, 2016, following the reallocation of $325.0 million in shares offered pursuant to the distribution reinvestment plan to the primary offering, as described above, and our board of directors’ determination that the primary offering will end on the earlier to occur of (i) December 21, 2016 or (ii) the date on which all the remaining shares allocated to the primary offering have been sold, approximately $367.5 million in shares of common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares, and $132.3 million in shares of common stock available for sale through our distribution reinvestment plan. Our board of directors, in its sole discretion, may determine to further reallocate distribution reinvestment plan shares for sale in the primary offering.

Amendments to Distribution Reinvestment Plan and Share Redemption Program

Our board of directors has approved and adopted the Third Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”). We amended the price at which additional shares of the same class may be purchased pursuant to the distribution reinvestment plan to a price equal to the estimated net asset value (“NAV”) per share of the Class A shares and the Class T shares, respectively, most recently disclosed by us in a public filing with the SEC. The Amended DRP took effect on October 31, 2016. Accordingly, distributions declared for the third quarter, which were paid prior to October 31, 2016, were reinvested at the former distribution reinvestment plan prices of $9.9187 per Class A Share and $9.8298 per Class T Share, respectively. The new estimated NAV per share pricing under the Amended DRP will first be applied to any distributions for the fourth quarter, which are presently expected to be paid no later than January 15, 2017. We next expect to disclose an estimated NAV per share in a public filing with the SEC no later than December 30, 2016, such that any distributions for the fourth quarter that are reinvested pursuant to the Amended DRP will be reinvested at a price equal to the estimated NAV per share of the Class A shares and the Class T shares, respectively, that we disclose on or before December 30, 2016. Such estimated NAV per share may be higher or lower than the purchase price at which shares were issued under the distribution reinvestment plan in October 2016.

Additionally, our board of directors has approved and adopted the Second Amended and Restated Share Redemption Program (the “Amended SRP”), which also will take effect on October 31, 2016. The Amended SRP will continue to provide eligible stockholders with limited, interim liquidity by enabling them to present for redemption all or a portion of their shares of our Class A shares or Class T shares. Subject to the limitations of the Amended SRP and the special pricing applicable to redemptions in connection with the death of a stockholder, stockholders may redeem shares under the Amended SRP at a price equal to or at a discount from the initial purchase price such stockholder paid for the shares being redeemed and the amount of the discount will vary based upon the length of time that such stockholder held the shares subject to redemption, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of the Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The share redemption program has been amended to reflect that if we are no longer engaged in a public offering of primary shares, the redemption price will continue to be calculated in accordance with the above table (subject to the limitations and exceptions described in the program); provided, that, if the redemption price calculated in accordance with the terms of the share redemption program would result in a price that is higher than the estimated NAV per share of the Class A shares and the Class T Shares, respectively, most recently disclosed by us in a public filing with the SEC, then the redemption price will be equal to the respective estimated NAV per share most recently disclosed by us in a public filing with the SEC.

As disclosed elsewhere in this Quarterly Report on Form 10-Q, we presently expects that our public offering of primary shares will terminate no later than December 21, 2016, which is prior to the anticipated redemption date for any shares submitted for redemption during the fourth quarter of 2016, which, if redeemed, would be redeemed no later than January 15, 2017. Accordingly, the redemption price for any shares tendered for redemption during the fourth quarter, including any shares tendered in connection with the death of a stockholder, will be no greater than the estimated NAV per share of the Class A shares and the Class T Shares, respectively, which we expect to disclose in a public filing with the SEC no later than December 30, 2016. The estimated NAV per share that is disclosed no later than December 30, 2016 may not be equal to the price calculated in accordance with the above table or the price a stockholder paid for their shares of our common stock being redeemed.

Our board of directors, in its sole discretion, may determine at any time to modify the Amended SRP to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. In addition, there are limitations on stockholders’ ability to have their shares of our common stock redeemed pursuant to the Amended SRP, which are described in more detail in the Amended SRP incorporated into this Quarterly Report on Form 10-Q by reference as Exhibit 4.4. If our board of directors determines to materially amend, suspend or terminate the Amended SRP, we will provide stockholders with 30 days’ prior notice. Any notice of the material amendment, suspension or termination of the Amended SRP will be provided in a Current Report on Form 8-K filed with the SEC.

The foregoing description of the Amended DRP and the Amended SRP is qualified in its entirety by reference to the Amended DRP and the Amended SRP, copies of which are incorporated into this Quarterly Report on Form 10-Q by reference as Exhibits 4.2 and 4.4, respectively.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2015 was disclosed in our 2015 Form 10-K. Except as otherwise disclosed in “Note 6 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance in Topic 606 for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” ASU 2016-11 rescinds certain SEC staff comments previously made in regard to ASU 2014-09 and 2014-16. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies three aspects of Topic 606, including the objective of the collectability criterion, the measurement date for noncash consideration and the requirements for a completed contract. ASU 2016-12 also includes a practical expedient for contract modifications and allows an entity to exclude amounts collected from customers for all sales taxes from the transaction price. We are continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect the adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

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

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provides specific guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We do not anticipate the adoption of ASU 2016-15 will have a significant impact on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K. As of September 30, 2016, our critical accounting estimates have not changed from those described in our 2015 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2016, our debt instruments consisted of borrowings under our line of credit, term loan, and mortgage notes.

Fixed Interest Rate Debt. As of September 30, 2016, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, our $350.0 million term loan and mortgage notes, which represented 74.6% of our total consolidated debt. The interest rates on these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2016, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.0 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2016. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2016, our consolidated variable interest rate debt consisted of $192.0 million of borrowings under our line of credit and our $150.0 million term loan, which represented 25.4% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $342.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2016, would change our annual interest expense by approximately $0.5 million.

Derivative Instruments. As of September 30, 2016, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $597.0 million. See “Note 6 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

We have incurred net losses and accumulated deficits on a GAAP basis for the nine months ended September 30, 2016 and the year ended December 31, 2015.

We have incurred net losses on a GAAP basis for the nine months ended September 30, 2016 and the year ended December 31, 2015 of approximately $53.8 million and $37.6 million, respectively. In addition, we had accumulated deficit balances on a GAAP basis as of September 30, 2016 and December 31, 2015 of approximately $184.1 million and $81.2 million, respectively. Our losses and the related accumulated deficit balances can be attributed, in part, to acquisition-related expenses that are incurred while we are in the acquisition phase of our life cycle. We may incur net losses and accumulated deficits in the future. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets

A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

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

RISKS RELATED TO DEBT FINANCING

We may default on our derivative obligations if we default on the indebtedness underlying such obligations.

We have agreements with certain derivative counterparties that contain provisions, subject to certain thresholds, whereby if we default on certain indebtedness, including (in certain cases) default where repayment of the indebtedness has not been accelerated by the lender, then we could be declared in default on certain derivative obligations. If we are declared in default under the terms of a derivative contract, the counterparty may have the right to terminate certain outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. As of September 30, 2016, the fair value of derivatives, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was approximately $2.9 million, which also represents an approximation of the termination costs, excluding transaction costs or credit charges, that we could have reasonably expected to incur in order to settle our obligations under these contracts had we been in default as of such date.

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

Use of Proceeds

On July 24, 2013, our Registration Statement on Form S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering has been extended by our board of directors until the earlier to occur of either: (i) December 21, 2016; or (ii) the date on which we sell the remaining primary offering shares in any combination of Class A shares or Class T shares. Refer to “Note 8 to the Condensed Consolidated Financial Statements” for a description of the reallocation of shares from our distribution reinvestment plan to our primary offering and our expectation concerning the duration of the Offering. As described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—General,” our common stock was reclassified into Class A shares and Class T shares in August 2015 and we are currently offering both classes of shares in the Offering.

As of September 30, 2016, we had raised gross offering proceeds from the Offering of $1.45 billion. The table below summarizes the direct selling costs paid to and incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to September 30, 2016
Sales commissions (1)	$74,286
Dealer manager fees (1)	33,069
Offering costs	26,927

Total direct selling costs paid from offering proceeds (2)	$134,282

Offering proceeds, net of direct selling costs	$1,315,412

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager. A substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	This amount excludes the distribution fees paid to the Dealer Manager, all or a portion of which are reallowed by the Dealer Manager to participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers. The distribution fees are not paid from and do not reduce offering proceeds, but rather they reduce the distributions payable to stockholders with respect to Class T shares.

As of September 30, 2016, we owned and managed, either directly or through our 20.0% ownership interest in a joint venture partnership, 236 industrial buildings totaling approximately 38.3 million square feet for an aggregate total purchase price of approximately $2.8 billion, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions using proceeds from the Offering and debt financing.

As of September 30, 2016, we had paid $23.4 million in acquisition-related expenses to non-related parties. Refer to “Note 11 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

We used $36,000 of net proceeds from primary shares sold in the Offering to fund distributions for the initial quarter for which we declared distributions and for the fourth quarter of 2013. The initial quarter commenced on September 6, 2013, which was the date that we met the minimum offering requirements in connection with the Offering, and ended on September 30, 2013.

Share Redemption Program

The following is a description of our share redemption program in effect as of September 30, 2016. Please see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for a description of amendments to our share redemption program that took effect on October 31, 2016. Subject to certain restrictions and limitations, a stockholder may redeem shares of our common stock for cash at a price that may reflect a discount from the purchase price paid for the shares of common stock being redeemed. Shares of common stock must be held for a minimum of one year, subject to certain exceptions. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. We also intend to limit redemptions in accordance with a quarterly cap.

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

Based on the estimated NAV per share of our common stock determined by our board of directors on August 13, 2015, we have repurchased shares of our common stock at prices that are higher than the estimated NAV per share and, accordingly, these repurchases have been dilutive to our remaining stockholders. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Certain of these terms were amended effective October 31, 2016, as described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.” For a complete description of the share redemption program, as amended and restated, effective October 31, 2016, please see the full text of the second amended and restated share redemption program, which is incorporated by reference as Exhibit 4.4 to this Quarterly Report on Form 10-Q, for all the terms and conditions. Please see the full text of the amended and restated share redemption program, incorporated by reference as Exhibit 4.3 to this Quarterly Report on Form 10-Q, for all terms and conditions of the share redemption program in effect during the period covered by this report.

For the nine months ended September 30, 2016 and 2015, we received eligible redemption requests related to approximately 352,000 and 73,000 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $3.4 million, or an average price of $9.62 per share, and approximately $0.7, or an average price of $9.96 per share, respectively.

The table below summarizes the redemption activity for the three months ended September 30, 2016:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
July 31, 2016	—	$—	—	—
August 31, 2016	—	—	—	—
September 30, 2016	182,566	9.54	182,566	—

Total	182,566	$9.54	182,566	—

(1)	We limit the number of shares that may be redeemed quarterly under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

November 14, 2016	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

November 14, 2016	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Articles Supplementary of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.6	Articles of Amendment of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.7	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix E to the prospectus included in Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2015.

4.2	Third Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2016. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

4.3	Amended and Restated Share Redemption Program, effective as of September 15, 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

4.4	Second Amended and Restated Share Redemption Program, effective as of October 31, 2016. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.1	Amended and Restated Escrow Agreement, dated as of August 13, 2013, by and among Dividend Capital Securities LLC, Industrial Property Trust Inc. and UMB Bank, N.A. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.2	Management Agreement, dated as of July 16, 2013, by and between Industrial Property Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.3	Industrial Property Trust Inc. Equity Incentive Plan, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

EXHIBIT NUMBER	DESCRIPTION

10.4	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and each of the following persons as of July 16, 2013: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke and Stanley A. Moore. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.5	Purchase and Sale Agreement dated August 5, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.6	First Amendment to Purchase and Sale Agreement dated September 4, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.7	Reinstatement and Second Amendment to Purchase and Sale Agreement dated September 19, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.8	Third Amendment to Purchase and Sale Agreement dated November 22, 2013, by and among IIT Acquisitions LLC and IPT West Valley DC LLC. Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.9	Assignment and Assumption Agreement dated December 18, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.10	Credit Agreement, dated as of January 13, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Bookrunner and Co-Lead Arranger; and Wells Fargo Securities, LLC, as Co-Bookrunner and Co-Lead Arranger. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2014.

10.11	Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2014.

10.12	Amendment to Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.13	Purchase and Sale Agreement, dated February 10, 2014, by and between Paula Begoun Investments, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.14	Amended and Restated Credit Agreement, dated as of February 14, 2014, among Industrial Property Operating Partnership LP; the lenders party hereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Lead Arranger and Joint Bookrunner; and Wells Fargo Securities, LLC, as

EXHIBIT NUMBER	DESCRIPTION
Co-Lead Arranger and Joint Bookrunner; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.15	Purchase and Sale Agreement, dated as of February 18, 2014, by and between CPDC III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.16	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2014, by and between IPT Acquisitions LLC and ProLogis-A4 FL I LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.17	Purchase and Sale Agreement, dated May 13, 2014, between TPRF III/Rialto Industrial LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.18	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2014, by and between IPT Acquisitions LLC and Palmtree Acquisition Corporation. Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.19	Purchase and Sale Agreement, dated June 6, 2014, by and between Kylie Capital LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.20	Purchase and Sale Agreement, dated July 29, 2014, by and between Baird Investment Company, Frederick C. Mansfield, Trustee of the Sylvia Baldwin Mansfield Trust dated November 21, 1975, as amended and restated, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.21	Purchase and Sale Agreement, dated August 5, 2014, by and between IPT Acquisitions LLC and Avera Development, LLC. Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.22	Agreement of Sale, dated September 5, 2014, by and between IPT O’Hare DC LLC and IAC 1000 County Line L.L.C. Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.23	Purchase and Sale Agreement, dated September 5, 2014, by and between CRP-3 BWIC I, LLC, CRP-3 BWIC II, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.24	Purchase and Sale Agreement, dated September 16, 2014, by and between Elgin Realty Company, LLP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.25	Contract for Sale and Purchase, dated October 15, 2014, by and between CostCo Way 8, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2014.

10.26	Agreement of Purchase and Sale, dated October 31, 2014, by and between CRP Oakmont Flower Mound, L.L.C., CRP Oakmont Grand Prairie, L.L.C., and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.27	Purchase and Sale Agreement, dated November 19, 2014, by and between Totowa Property Associates, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.28	Second Amended and Restated Credit Agreement, dated as of November 21, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 25, 2014.

10.29	Real Estate Contract, dated December 4, 2014, by and between Carson Bayport I LP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.30	Purchase and Sale Agreement, dated December 8, 2014, by and between Holman Distribution Center of Oregon, Inc., Hawthorne Investment Company, Clark Family LLC, Clark Properties North Wing LLC and Clark Properties South Wing LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.31	Sale, Purchase and Escrow Agreement, dated December 9, 2014, among Peachtree North Business Park, LLC, IPT Acquisitions LLC and Calloway Title and Escrow, LLC. Incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.32	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 19, 2014, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 23, 2014.

10.33	Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of February 12, 2015, by and among IPT BTC I GP LLC, IPT BTC I LP LLC,

EXHIBIT NUMBER	DESCRIPTION

bcIMC International Real Estate (2004) Investment Corporation, and bcIMC (WCBAF) Realpool Global Investment Corporation. Incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-

184126) filed with the SEC on April 17, 2015.

10.34	Amended and Restated Agreement by and between IPT BTC I GP LLC and Industrial Property Advisors LLC, effective as of February 12, 2015. Incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.35	Private Placement Equity Incentive Plan, dated February 26, 2015. Incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.36	Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan. Incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.37	Form of Director Stock Grant Agreement for Equity Incentive Plan. Incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.38	Form of Restricted Stock Grant Agreement for Consultants for Equity Incentive Plan. Incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.39	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 16, 2015, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.40	Credit Agreement, dated as of June 5, 2015, by and among BTC Intermediate Holdco LP, Build-To-Core Industrial Partnership I LP, each of the subsidiary guarantors party thereto from time to time, Regions Bank, the other lenders party thereto and other lenders that may become parties thereto, U.S. Bank National Association and Regions Capital Markets and U.S. Bank National Association. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2015.

10.41	Amendment to the Second Amended and Restated Expense Support and Conditional Reimbursement Agreement, effective as of June 30, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.42	Third Amended and Restated Advisory Agreement, dated as of August 14, 2015, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

EXHIBIT NUMBER	DESCRIPTION

10.43	Second Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of August 14, 2015, among Industrial Property Trust, Inc., as general partner, and the Limited Partners thereto. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.44	Third Amended and Restated Waiver and Expense Support Agreement, effective as of August 14, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.45	Amendment No. 2 to the Selected Dealer Agreement, dated as of August 28, 2015, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2015.

10.46	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and John S. Hagestad as of September 2, 2015. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.47	Loan Agreement, dated as of September 25, 2015, by and among IPT Bayport DC LP, IPT Centreport DC LP, IPT Century DC LP, IPT Livermore DC LP, IPT Rialto DC LP, IPT O’Hare DC LLC and IPT Windham IC LLC, as Borrower, and Teachers Insurance and Annuity Association of America, as Lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2015.

10.48	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company II, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.49	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.50	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company V, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.51	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company IX, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.52	Amendment No. 1 to Amended and Restated Agreement dated as of November 25, 2015 by and between IPT BTC I GP LLC and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.53	Purchase and Sale Agreement, dated November 27, 2015, by and between AP Zephyr Street LLC, AP Commerce Parkway LLC, AP Polk Lane LLC, AP Quality Drive LLC, AP Quest Way LLC, AP MIAC Cove LLC, AP Pleasant Hill LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.54	Third Amended and Restated Credit Agreement, dated as of December 8, 2015, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent;

EXHIBIT NUMBER	DESCRIPTION
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

10.55	Interest Purchase Agreement, dated December 28, 2015, by and between bcIMC (USA) Realty Div 2A LLC and IPT BTC I LP LLC. Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.56	Second Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of January 28, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, bcIMC International Real Estate (2004) Investment Corporation, bcIMC (WCBAF) Realpool Global Investment Corporation, and bcIMC (USA) Realty Div A2 LLC. Incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 8, 2016.

10.57	Amendment No. 2 to Amended and Restated Agreement, dated as of January 28, 2016, by and between IPT BTC I GP LLC and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2016.

10.58	First Amendment to the Third Amended and Restated Advisory Agreement, dated as of February 17, 2016, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 23, 2016.

10.59	Amendment No. 3 to the Selected Dealer Agreement, dated as of April 11, 2016, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.60	Purchase and Sale Agreement, dated April 21, 2016, by and among IPT Acquisitions LLC, AP Redlands LLC, AP Barrett Lakes 2700 LLC, AP Barrett Lakes 2750 LLC, AP Barrett Lakes 2850 LLC, AP Taylor Road LLC, AP Omega Parkway LLC, and AP Jamesburg Drive LLC. Incorporated by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.61	Fourth Amended and Restated Advisory Agreement, dated as of August 12, 2016, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2016.

10.62	Third Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of September 15, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, Industrial Property Advisors Sub I LLC, bcIMC International Real Estate (2004) Investment Corporation, bcIMC (WCBAF) Realpool Global Investment Corporation and bcIMC (USA) Realty Div A2 LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.63	Second Amended and Restated Agreement by and among IPT BTC I GP LLC, Industrial Property Advisors Sub I LLC, and Industrial Property Advisors LLC, dated as of September 15, 2016. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

EXHIBIT NUMBER	DESCRIPTION

10.64	Letter Agreement Regarding Drag-Along Rights, dated as of September 15, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC and Industrial Property Advisors Sub I LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.