Form 10-K
period 2016-12-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2017-03-15
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016 cannot be calculated because no established market exists for the registrant’s common stock.

As of March 6, 2017, there were 161.4 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2017.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to continue to raise capital in our initial public offering and effectively deploy the proceeds in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), Industrial Property Advisors LLC (the “Advisor”), and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to continue to qualify as a REIT.

ii

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

iii

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

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through the operating partnership, Industrial Property Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership of which we are the sole general partner and a limited partner.

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

On August 15, 2016, our board of directors determined to reallocate $325.0 million in shares previously allocated to the distribution reinvestment plan portion of the Offering to the primary portion of the Offering, such that an aggregate of $1.825 billion in shares are allocated to the primary offering and $175.0 million in shares are allocated to the distribution reinvestment plan. We reserve the right to reallocate shares further between the primary portion of the Offering and the distribution reinvestment plan.

On December 22, 2016, our board of directors unanimously approved an estimated NAV of our common stock of $9.74 per share based on the number of shares issued and outstanding as of November 30, 2016. The estimated NAV per share was determined in accordance with our valuation policy, utilizing certain guidelines applicable to non-traded REITs. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities—Estimated Net Asset Value Per Share” for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated NAV per share. Also on December 22, 2016, our board of directors unanimously approved a new offering price of $11.0056 per Class A share of our common stock and a new offering price of $10.3617 per Class T share of our common stock, and $9.74 per share for shares purchased through our distribution reinvestment plan. The new Class A offering price and the new Class T offering price took effect with respect to subscriptions accepted by us after January 1, 2017. Accordingly, the estimated NAV per share of our common stock as of November 30, 2016 was 11.5% and 6.0%, respectively, lower than the offering prices with respect to Class A shares and Class T shares. The differences between the offering prices and the actual value per share will fluctuate depending on the actual value of our net assets per share at any given point in time. The offering prices have been rounded to the nearest whole cent throughout this report.

As of December 31, 2016, we had raised gross proceeds of approximately $1.6 billion from the sale of 157.9 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, approximately $285.2 million in shares of our common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares, and $132.3 million in shares of our common stock remained available for sale through our distribution reinvestment plan. Our shares may be reallocated further at the discretion of our board of directors for sale in the primary offering. On December 13, 2016, our board of directors determined to extend the Offering until the earlier of (i) June 30, 2017 or (ii) the date on which we sell all of the shares that remain available for sale pursuant to the Offering. See “Note 11 to the Consolidated Financial Statements” for information concerning the Offering.

Prior to the Offering, our sole investor was the Advisor, which purchased 20,000 shares of our common stock. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 13 to the Consolidated Financial Statements” for additional information.

We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the fourth amended and restated advisory agreement, dated August 12, 2016, by and among us, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends on August 12, 2017, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from the Offering, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

In February 2015, we admitted two investors as limited partners (together, the “BCIMC Limited Partner”) into the Build-To-Core Industrial Partnership I LP (the “BTC Partnership”), a joint venture that has and continues to jointly invest in industrial properties located in certain major U.S. distribution markets, and is targeted to be comprised of approximately: (i) 80.0% development investments and (ii) 20.0% core and value-add investments. As of December 31, 2016, we had a 20.0% ownership interest in the BTC Partnership. See “Note 6 to the Consolidated Financial Statements” for additional information regarding our unconsolidated joint venture.

As of December 31, 2016, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio that included 242 industrial buildings totaling approximately 38.7 million square feet located in 24 markets throughout the U.S., with 477 customers, and was 92.5% occupied (94.0% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.5 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2016:

•	231 industrial buildings totaling approximately 37.1 million square feet comprised our operating portfolio. Our operating portfolio consists of stabilized properties, which includes the four buildings classified as held for sale, and was 95.3% occupied (96.7% leased).

•	11 industrial buildings totaling approximately 1.6 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or achieving 90.0% occupancy.

During 2016, we directly acquired 88 buildings comprising approximately 18.2 million square feet for an aggregate total purchase price of approximately $1.2 billion. We funded these acquisitions with proceeds from the Offering and debt financings. See “Note 3 to the Consolidated Financial Statements” for additional information regarding our acquisitions. Additionally, during 2016, we sold to third parties five industrial buildings aggregating 1.1 million square feet for net proceeds of $54.2 million. The net cash flow generated from these dispositions is expected to be reinvested in future acquisitions.

As of December 31, 2016, we owned and managed 27 buildings totaling approximately 4.4 million square feet of the total 38.7 million square feet (discussed above) through our 20.0% ownership interest in the BTC Partnership. During 2016, the BTC Partnership acquired four buildings comprising approximately 0.2 million square feet for an aggregate total purchase price of approximately $19.2 million. Additionally, as of that date, the BTC Partnership had 10 buildings under construction totaling approximately 3.7 million square feet, and 10 buildings in the pre-construction phase for an additional 1.8 million square feet. See “Note 6 to the Consolidated Financial Statements” for additional information regarding the BTC Partnership.

From January 2014 through December 2016, we had acquired, either directly or through our 20.0% ownership interest in the BTC Partnership, 247 buildings comprised of approximately 39.8 million square feet for an aggregate total purchase price of approximately $2.9 billion.

We currently operate as one reportable segment comprised of industrial real estate. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” for further details concerning our operating results and Item 2, “Properties,” for further details concerning our portfolio.

Investment Objectives

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular distributions; and

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity event.

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

The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the Offering in other types of commercial property or real estate-related debt. As of December 31, 2016, our portfolio was comprised entirely of industrial properties (see Item 2, “Properties,” for further detail).

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

Business Strategy

We seek to provide income in the form of regular distributions to our stockholders by generating sustained internal growth in rental income. The keys to long-term rental income growth are maintaining a stabilized occupancy rate (generally above 90%) through active leasing efforts, negotiating contractual rent increases on existing leases and renewals on expiring leases, cultivating strong customer relationships, and controlling operating expenses.

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

Competition

The market for the acquisition of industrial real estate is highly competitive. We compete for real property investments with other REITs and institutional investors, such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, including certain other entities sponsored or advised by affiliates of the Sponsor, including ILT and DPF, as defined below in “—Conflicts of Interest,” some of which have greater financial resources than we do and generally may be able to accept more risk, including risks relating to the creditworthiness of potential customers, the breadth of the markets in which to invest, or the level of leverage they are willing to take on. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital or greater operating efficiencies associated with a larger platform.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2016, there were no customers that individually represented more than 5.0% of total annualized base rent, and our 10 largest customers represented approximately 16.4% of total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties). We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

Conflicts of Interest

We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities currently sponsored by or that in the future may be advised by affiliates of the Sponsor, including, without limitation, Industrial Logistics Realty Trust, Inc. (“ILT”), Dividend Capital Diversified Property Fund Inc. (“DPF”), DC Industrial Liquidating Trust (the “Liquidating Trust”), and those in which Sponsor-affiliated or related entities own interests, may compete with us or may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. In addition, an affiliate of the Advisor entered into a management services agreement with the Liquidating Trust to provide certain development, construction, and asset management oversight services for each of the Liquidating Trust’s properties, to assist in the sale of the Liquidating Trust’s properties, and to provide administrative services to the Liquidating Trust and its subsidiaries. This affiliate will not provide advisory services with respect to acquisitions to the Liquidating Trust management services agreement. See Item 1A, “Risk Factors—Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

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

The Offering is a “best efforts” offering and if we are unable to raise substantial additional funds, we will be limited in the number and type of additional investments we may make which could negatively impact an investment in shares of our common stock.

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be less than the total offering amount. Our inability to raise and invest additional funds could effectively increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more funds in the Offering, we will make fewer additional investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make.

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

The Offering is a fixed price offering, which means that the offering price for each class of shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price in its sole discretion. The fixed offering price for each class of shares of our common stock is not equal to the appraised value of any assets we currently own. Therefore, the fixed offering price established for each class of shares of our common stock will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Similarly, the amount stockholders may receive upon redemption of their shares, if they determine to participate in our share redemption program, will be no greater than, and may be less than, the amount they paid for the shares, regardless of any increase in the underlying value of any assets we own.

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

The current purchase price stockholders pay for shares of each class of our common stock in the Offering is higher than the estimated NAV per share we have disclosed. Neither the estimated NAV per share nor the offering price may be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we liquidated or dissolved or the amount our stockholders would receive upon the sale of their shares.

Pursuant to various rules or contractual arrangements, we will from time to time disclose an estimated NAV per share. The price at which we sell our shares is likely to be in excess of such values. For example, as of November 30, 2016, the estimated NAV per share of our common stock was 11.5% and 6.0%, respectively, lower than the offering prices with respect to Class A shares and Class T shares.

The estimated NAV per share and the primary offering price per share of each class of shares are likely to differ from the price that a stockholder would receive upon a resale of his or her shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher purchase price than could otherwise be obtained; (iii) under the current Financial Industry Regulatory Authority (“FINRA”) rules, such values are not required to reflect or be derived from, the fair market value of our assets and estimates may include sales commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) such values do not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) such values do not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

An amendment to National Association of Securities Dealers, (“NASD”), Conduct Rule 2340, took effect in April 2016 and sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. Because we have used a portion of the proceeds from the Offering to pay sales commissions, dealer manager fees and organization and offering expenses, which reduce the amount of funds available for investment, unless and until our aggregate investments increase in value to compensate for these up-front fees and expenses, the value shown on stockholders’ account statements will be lower than the purchase price paid by our stockholders in the Offering.

The estimated NAV per share and the primary offering price per share of each class of shares may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that stockholders could realize upon a sale of the Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, such values may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

Any methodologies used to determine an estimated NAV per share of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated value per share that is significantly different.

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

Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death or disability. As described above, the offering price of each class of shares of our common stock in the Offering was arbitrarily determined. Although the offering price represents the most recent price at which investors are willing to purchase such shares, it will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Based on the estimated NAV per share of our common stock effective on December 22, 2016, we have repurchased shares of our common stock above the estimated NAV and, accordingly, the repurchases have been and any future repurchases may be dilutive to our remaining stockholders.

The availability and timing of cash distributions to our stockholders is uncertain.

We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash from operations available for distributions to our stockholders. In addition, there are ongoing distribution fees payable on Class T shares, which will reduce the amount of cash available for distribution to holders of Class T shares. Distributions could also be negatively impacted by the failure to invest available cash on an expeditious basis, the inability to find suitable investments that are not dilutive to distributions, potential poor performance of our investments, an increase in expenses or capital expenditures for any reason, an increase in funds expended for redemptions in excess of the proceeds from our distribution reinvestment plan and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will be maintained and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), we would not qualify for the favorable tax treatment accorded to REITs.

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

Until the proceeds from the Offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. Therefore, particularly in the earlier part of the Offering, we have funded and may continue to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, and proceeds from the sales of assets. However, there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. We have relied on and expect to continue to rely on cash resulting from expense support from the Advisor to help fund our distributions, pursuant to the Third Amended and Restated Waiver and Expense Support Agreement (the “Expense Support Agreement”) that is described in “Note 14 to the Consolidated Financial Statements.” The Expense Support Agreement has an effective term through June 30, 2018, but may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ written notice to the Advisor. Upon the earlier of the termination or expiration of the Expense Support Agreement or upon reaching the maximum support amount of $30.0 million as further described in the Expense Support Agreement, the Advisor will not be obligated to waive or defer fees or otherwise support our distributions, which could adversely impact our ability to pay distributions. In addition, the Advisor’s obligations will cease when the aggregate amount of the payments under the Expense Support Agreement, when added to all amounts deferred or paid by the Advisor prior to August 14, 2015 under the prior versions of the Expense

Support Agreement that were in effect prior to August 14, 2015 (approximately $5.4 million), exceed $30.0 million. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by us of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement, (iii) our completion of a liquidity event or (iv) the time the Advisor has deferred, waived or paid the maximum support amount. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending June 30, 2018 will remain operative and in full force and effect through the end of such quarter. To the extent the Expense Support Agreement is no longer available, we may need to borrow additional money under our debt financings to support distributions at our current distribution rate. For the year ended December 31, 2016, 38.5% of our total distributions were funded from operating activities, as determined on a GAAP basis, and 61.5% were funded from sources other than cash flows from operating activities, specifically 10.2% were funded with proceeds from financing activities, which consisted of debt financing, and 51.3% were funded with proceeds from the issuance of shares under our distribution reinvestment plan (“DRIP shares”), as so elected by certain stockholders. For the year ended December 31, 2015, 10.1% of our total distributions were funded from operating activities, as determined on a GAAP basis, and 89.9% were funded from sources other than cash flows from operating activities, specifically 37.8% were funded with proceeds from financing activities, which consisted of debt financing, and 52.1% were funded with proceeds from the issuance of DRIP shares. Further, for the period from Inception (August 28, 2012) to December 31, 2016, our total distributions declared exceeded our Funds from Operations (“FFO”). Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of FFO, as well as a detailed reconciliation of our net loss to FFO.

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

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

We have incurred net losses and accumulated deficits on a GAAP basis for the years ended December 31, 2016 and 2015.

For the years ended December 31, 2016 and 2015, we have incurred net losses, on a GAAP basis, of approximately $63.3 million and $37.6 million, respectively. In addition, we had accumulated deficit balances, on a GAAP basis, of approximately $212.8 million and $81.2 million, respectively, as December 31, 2016 and 2015. Our losses and the related accumulated deficit balances can be attributed, in part, to acquisition-related expenses that are incurred while we are in the acquisition phase of our life cycle. We may incur net losses and accumulated deficits in the future. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a customer as a capital lease if the significant risks and rewards of ownership are considered to reside with the customer. Under capital lease accounting, both the leased asset and liability are reflected on the customer’s balance sheet. If the terms of the lease do not meet the criteria for a capital lease, the lease is considered an operating lease and no leased asset or contractual lease obligation is recorded on the customer’s balance sheet. Accordingly, under the current accounting standards for leases, the entry into an operating lease with respect to real property could appear to enhance a customer’s reported leverage position or results of operations in comparison to the customer’s direct ownership of the property.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by significantly changing the concept of operating lease accounting. As a result, a leased asset and obligation will be recorded on the customer’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, customers may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Customers also may reassess their lease-versus-buy strategies. This could result in greater renewal risks, delays in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to early adopt the standard, beginning January 1, 2018. The guidance will be adopted using a modified retrospective transition, which will require application of ASU 2016-02 at the beginning of the earliest comparative period presented. Our initial analysis of our lease contracts indicates that the adoption of this standard will not have a material effect on our consolidated financial statements; however, we are still in the process of evaluating the impact of ASU 2016-02.

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

We anticipate that our investments will be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector, such as downturns that may result from economic uncertainty with respect to imports and international trade or changes to trade agreements, to a greater extent than if our business activities included investing a more significant portion of the net proceeds of the Offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

The geographic concentration of our properties in certain markets makes our business vulnerable to adverse conditions in those markets.

Because of the geographic concentration of certain of our properties, we may be vulnerable to adverse conditions, including general economic conditions, increased competition, real estate conditions, terrorist attacks, potential impacts from labor disputes at California or other ports, earthquakes and wildfires, and other natural disasters occurring in such markets. As of December 31, 2016, Atlanta was the only market that represented 10% or more of our total annualized base rent at 10.2%. In addition, we cannot assure our stockholders that the markets in which our properties are located will continue to grow or remain favorable to the industrial real estate industry.

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

If disruptions in the capital and credit markets occur, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

If these disruptions in the capital and credit markets should occur again as a result of, among other factors, uncertainty, changing regulation, changes in trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased customer delinquencies and/or defaults under our leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be negatively affected to a greater extent if an economic downturn occurs again, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

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

We will seek to diversify our excess cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation generally only insures amounts up to $250,000 per depositor per insured bank. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions substantially in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

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

The Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate company funds and/or confidential information including, for example, confidential information regarding our stockholders. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of cyber incidents has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber incidents may be carried out by third parties or insiders, including by computer hackers, foreign governments and cyber terrorists, using techniques that range from highly sophisticated efforts to more traditional intelligence gathering and social engineering aimed at obtaining information. The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated company funds or confidential information. Any material adverse effect experienced by the Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

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

In addition, our reputation and the construction quality of our real estate developments, whether operated individually or through partnerships, may be determining factors for our ability to lease space and grow. The timely delivery of real estate projects and the quality of our developments, however, depend on certain factors beyond our full control, including the quality and timeliness of construction materials delivered to us and the technical capabilities of our contractor. If one or more problems affect our real estate developments, our reputation and future performance may be negatively affected and we may be exposed to civil liability. Companies in the real estate industry, including us, depend on a variety of factors outside of their control to build, develop and operate real estate projects. These factors include, among others, the availability of market resources for financing, land acquisition and project development. We may be unable to obtain financing for construction and development activities under favorable terms, including but not limited to interest rates, maturity dates and/or loan to value ratios, or at all, which could cause us to delay or even abandon potential development projects. Further, any scarcity of market resources, including human capital, may decrease our development capacity due to either difficulty in obtaining credit for land acquisition or construction financing or a need to reduce the pace of our growth. The combination of these risks may adversely affect our revenues, results of operations, financial condition and ability to make distributions to our stockholders which may adversely affect returns to our stockholders.

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

We compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract customers to properties we already own, including with entities sponsored or advised by affiliates of the Sponsor,

ILT, DPF and the Liquidating Trust. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

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

Various rules currently in effect under the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities. In February 2017, the U.S. President ordered the Secretary of the U.S. Treasury to review certain existing rules and regulations, such as those promulgated under the Dodd-Frank Act; however, the implications of that review are not yet known and none of the rules and regulations promulgated under the Dodd-Frank Act have been modified or rescinded as of the date of this report.

For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provides for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting; (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities; and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we and our subsidiaries generally rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.

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

We may not have funding for future tenant improvements which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

If a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new customer improvements in the vacated space. Substantially all of the net proceeds from the Offering will be used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and customer refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain customers to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

Property investments made outside of the U.S. will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We may invest outside of the U.S., most likely in Mexico or Canada, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in property located outside of the U.S., in addition to risks inherent in an investment in real estate generally discussed herein, we will also be subject to fluctuations in foreign currency exchange rates, changes in U.S. regulations concerning foreign investments, if any, and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO DEBT FINANCING

We may default on our derivative obligations if we default on the indebtedness underlying such obligations.

We have agreements with certain derivative counterparties that contain provisions, subject to certain thresholds, whereby if we default on certain indebtedness, including (in certain cases) default where repayment of the indebtedness has not been accelerated by the lender, then we could be declared in default on certain derivative obligations. If we are declared in default under the terms of a derivative contract, the counterparty may have the right to terminate certain outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost at that time. As of December 31, 2016, the fair value of our derivatives, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was an asset of approximately $14.1 million, which also represents an approximation of the termination costs, excluding transaction costs or credit charges, that we could have reasonably expected to incur in order to settle our obligations under these contracts had we been in default as of such date.

We intend to continue to incur mortgage indebtedness, corporate indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

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

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders could be adversely affected.

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

Increases in interest rates and/or unfavorable changes in other financing terms may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur debt, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher or other financing terms, such as principal amortization, are not as favorable when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or, with respect to mortgage debt, could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.

Our debt may be subject to the fluctuation of market interest rates such as the London Interbank Offered Rate, or “LIBOR”, Prime rate, and other benchmark rates. Should such interest rates continue to increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

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

All of the Advisor’s management personnel, other personnel, affiliates and related parties may also provide services to other Sponsor affiliated entities and related parties, including, but not limited to, ILT, DPF and the Liquidating Trust. We are not able to estimate the amount of time that such management personnel, other personnel, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other personnel, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. Accordingly, there is a risk that the Advisor’s affiliates and related parties may not devote adequate time to our business activities and the Advisor may not be able to hire adequate additional personnel.

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

Sponsor affiliated entities and related parties are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate public offerings for two other entities sponsored or advised by affiliates of the Sponsor. In addition, we may compete with other entities sponsored or advised by affiliates of the Sponsor, including, but not limited to, ILT and DPF, for the same investors and investment opportunities.

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

We will compete with entities sponsored or advised by affiliates of the Sponsor, for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.

We will compete with entities sponsored or advised by affiliates of the Sponsor, whether existing or created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as these entities are buying, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services. Certain entities sponsored or advised by affiliates of the Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by these entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by these entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers.

The Sponsor and the Advisor have implemented lease allocation guidelines to assist with the process of the allocation of leases when we and certain other entities to which affiliates of the Advisor are providing certain advisory services have potentially competing properties with respect to a particular customer. Pursuant to the lease allocation guidelines, if we have an opportunity to bid on a lease with a prospective customer and one or more of these other entities has a potentially competing property, then, under certain circumstances, we may not be permitted to bid on the opportunity and in other circumstances, we and the other entities will be permitted to participate in the bidding process. The lease allocation guidelines are overseen by a joint management committee consisting of our management committee and certain other management representations associated with other entities to which affiliates of the Advisor are providing similar services.

Notwithstanding the foregoing, the Sponsor and the Advisor have agreed, subject to any future changes approved by the Conflicts Resolution Committee, that if an investment is equally suitable for ILT and us: (i) until such time as all of the proceeds from our public offerings have been substantially invested, or the “Core Trigger,” and except as noted below, we will have priority over ILT with respect to (A) industrial properties (including all new stabilized, value add, and forward commitment opportunities, collectively “Core Industrial Investment Opportunities”) located in the U.S. or Mexico; and (B) debt investments related to industrial properties located in the U.S. or Mexico; and (ii) until the later of the Core Trigger or the expiration of the investment period of our build-to-core fund (the “BTC Fund”) (the later of the foregoing, the “Development Trigger”), and other than development or re-development opportunities associated with ILT’s existing investments (e.g., development on excess land or expansion of an existing facility) which opportunities shall remain with ILT, we will have priority over ILT with respect to development of industrial properties (including all new speculative and build-to-suit opportunities, collectively, “Industrial Development Opportunities”) located in the U.S. or Mexico.

Affiliates of the Sponsor and the Advisor currently sponsor and in the future may advise other investment vehicles that seek to invest in industrial properties including ILT and DPF. Subject to the foregoing provisions regarding our priority relative to ILT, to the extent a potential investment meets the current investment strategy, including portfolio objectives, diversification goals, return requirements and investment timing, for us and any other funds or investment vehicles advised by affiliates of the Sponsor or the Advisor with capital available to invest (the “Applicable Vehicles”), including ILT and DPF, such investment shall be allocated among the Applicable Vehicles on a rotational basis that the Sponsor determines to be fair and reasonable to the Applicable Vehicles. Generally, the investment will be allocated to the Applicable Vehicle that has gone the longest without being allocated an industrial investment opportunity. Exceptions may be made to the general rotation policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), (y) characteristics of a particular investment or Applicable Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation Factors listed below, which make the investment more advantageous to one of the Applicable Vehicles, or (z) exclusivity, rotation or other priority (each, a “Special Priority”) granted to a particular fund now or in the future, such as the Special Priority described above that has been granted to us with respect to the BTC Fund (or a successor fund with similar investment objectives) or in order to reach certain minimum allocation levels with respect to an Applicable Vehicle. Our Special Priority with respect to the BTC Fund for all Industrial Development Opportunities is the only currently existing Special Priority; however, the Sponsor or its affiliates may grant additional Special Priorities for property types in the future and from time to time.

In determining whether an investment opportunity is suitable for us or another program, the Advisor shall examine, among others, the following factors as they relate to us and each other program, which we refer to as the “Allocation Factors”:

•	Overall investment objectives, strategy and criteria, including product type and style of investing (for example, core, core plus, value-add and opportunistic);

•	The general real property sector or debt investment allocation targets of each program and any targeted geographic concentration;

•	The cash requirements of each program;

•	The strategic proximity of the investment opportunity to other assets;

•	The effect of the acquisition on diversification of investments, including by type of property, geographic area, customers, size and risk;

•	The policy of each program relating to leverage of investments;

•	The effect of the acquisition on loan maturity profile;

•	The effect on lease expiration profile;

•	Customer concentration;

•	The effect of the acquisition on ability to comply with any restrictions on investments and indebtedness contained in applicable governing documents, SEC filings, contracts or applicable law or regulation;

•	The effect of the acquisition on the applicable entity’s intention not to be subject to regulation under the Investment Company Act of 1940 (the “Investment Company Act”);

•	Legal considerations, such as Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Foreign Investment in Real Property Tax Act (“FIRPTA”), that may be applicable to specific investment platforms;

•	The financial attributes of the investment;

•	Availability of financing;

•	Cost of capital;

•	Ability to service any debt associated with the investment;

•	Risk return profiles;

•	Targeted distribution rates;

•	Anticipated future pipeline of suitable investments;

•	Expected holding period of the investment and the applicable entity’s remaining term;

•	Whether the applicable entity still is in its fundraising and acquisition stage, or has substantially invested the proceeds from its fundraising stage;

•	Whether the applicable entity was formed for the purpose of making a particular type of investment;

•	Affiliate and/or related party considerations;

•	The anticipated cash flow of the applicable entity and the asset;

•	Tax effects of the acquisition, including on REIT or partnership qualifications;

•	The size of the investment; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.

The Sponsor may modify its overall allocation policies from time to time. Any changes to the Sponsor’s allocation policies will be timely reported to our Conflicts Resolution Committee. The Advisor will be required to provide information to our board of directors on a quarterly basis to enable our board of directors, including the independent directors, to determine whether such policies are being fairly applied.

On November 4, 2015, Industrial Income Trust Inc. (“IIT”) completed its merger with and into Western Logistics LLC and Western Logistics II LLC. Concurrently with the closing of the merger, IIT transferred 11 properties that are in the lease up stage or under development to the Liquidating Trust, the beneficial interests in which were distributed to then-current IIT stockholders. The Liquidating Trust intends to sell such excluded properties with the goal of maximizing the distributions to IIT’s former stockholders. An affiliate of the Advisor entered into a management services agreement with the Liquidating Trust to provide asset management, development and construction, and operating oversight services for each excluded property, to assist in the sale of the excluded properties and to provide administrative services to the Liquidating Trust and its subsidiaries. The management services agreement will continue in force throughout the duration of the existence of the Liquidating Trust and will terminate as of the date of termination of the Liquidating Trust. The affiliate of the Advisor will not provide advisory services with respect to acquisitions under the management services agreement, but because lease management services will be provided under the management services agreement, the Advisor may face a conflict of interest when evaluating customer leasing opportunities for our properties and properties owned by the Liquidating Trust, which could negatively impact our ability to attract and retain customers.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20.0% plus a 3.8% “Medicare tax” surcharge. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient on ordinary income (rather than the 20.0% preferential rate), and are also subject to the 3.8% Medicare tax. Although this tax rate does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.

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

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock. In addition, our charter generally prohibits beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our lessees that would cause us to own, actually or constructively, 10% or more of any of our lessees. Our board of directors may grant an exemption, prospectively or retroactively, in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may take effect retroactively, and there can be no assurance that any such changes will not adversely affect how we are taxed or the taxation of our stockholders. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT.

A foreign person (other than a “qualified foreign pension plan”) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor (other than a “qualified foreign pension plan”) on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10.0% of the value of our outstanding common stock. We are not currently traded on an established securities market.

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

We indirectly own equity interests in wholly-owned subsidiaries of the BTC Partnership (the “Subsidiary REITs”) and we currently intend to directly or indirectly own additional Subsidiary REITs. Each Subsidiary REIT has elected or will elect to be treated as a REIT, and we intend that each Subsidiary REIT will qualify as a REIT. Each Subsidiary REIT is subject to, and must comply with the same requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. The risks described under the caption “Risks Related to Our Taxation as REIT” also apply to each of the Subsidiary REITs. If a Subsidiary REIT fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates, and such Subsidiary REIT would remain disqualified as a REIT for four years following the year in which it lost its REIT status. Moreover, we may also fail to qualify as REIT in the event that one or more of our Subsidiary REITs fails to qualify as a REIT.

Potential changes to the U.S. tax laws could have a significant negative impact on our business operations, financial condition and earnings.

The current presidential administration has included as part of its agenda a potential reform of U.S. tax laws. The details of the potential reform have not yet emerged but during the campaign, the President outlined several possible changes to business taxes. In addition, House Republicans and Congress have drafted an initial tax reform (“Tax Reform Blueprint”) to significantly amend the Code. The convergence of the administration’s reform agenda and the Tax Reform Blueprint’s potential reforms has not yet taken place, however, key changes within the proposals include:

•	Elective replacement of current depreciation deductions with a cost recovery system for capital asset investments (excluding land investments);

•	Elimination of the deductibility of corporate interest expense, if a cost recovery system is elected;

•	Restriction or elimination of benefits of like-kind exchanges that defer capital gains for tax purposes;

•	Reduction of the maximum business tax rate from 35% to 15% to 20%;

•	Elimination of the corporate alternative minimum tax;

•	Implementation of a one-time deemed repatriation tax rate of 10% on corporate profits held offshore; and

•	Elimination of most corporate tax expenditures except for the Research and Development credit.

The specific details regarding potential tax reforms have not yet emerged. In addition, it is not yet known if the potential reform of the U.S. tax laws will include changes that may impact existing REIT rules under the Code. If the tax reform is enacted with some or all of the changes outlined above, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status may significantly increase. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms (including future reforms that may be part of any enacted tax reform) on the real estate industry or REITs clear. Furthermore, the proposed tax reform may negatively impact our customers’ operating results, financial condition and future business plans. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares. A reform of the U.S. tax laws by the administration may be enacted in a manner that negatively impacts our operating results, financial condition and business operations and could adversely affect our ability to pay distributions to our stockholders.

INVESTMENT COMPANY RISKS

We are not registered as an investment company under the Investment Company Act, and therefore we will not be subject to the requirements imposed on an investment company by the Investment Company Act which may limit or otherwise affect our investment choices.

We, the Operating Partnership, and our subsidiaries intend to conduct our businesses so that we are not required to register as “investment companies” under the Investment Company Act. We expect that the focus of our activities will involve investments in real estate, buildings, and other assets that can be referred to as “sticks and bricks” and therefore we will not be an investment company under Section 3(a)(1)(A) of the Investment Company Act. We also may invest in other real estate investments, such as real estate-related securities, and will otherwise be considered to be in the real estate business.

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

Whether a company is an investment company can involve analysis of complex laws, regulations and SEC staff interpretations. We and the Operating Partnership intend to conduct operations so as not to become subject to regulation as an investment company under the Investment Company Act. The securities issued by any subsidiary that is excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other “investment securities” (as used in the Investment Company Act) its parent may own, may not have a combined value in excess of 40% of the value of the parent entity’s total assets on an unconsolidated basis (which we refer to as the 40% test). In other words, even if some interests in other entities were deemed to be investment securities, so long as such investment securities do not comprise more than 40% of an entity’s assets, the entity will not be required to register as an investment company. If an entity held investment securities and the value of these securities exceeded 40% of the value of its total assets, and no other exemption from registration was available, then that entity might be required to register as an investment company.

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

If we, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of its total assets, the entity could be deemed to be an investment company. In that case the entity would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company. Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for entities, among other things, “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption, as interpreted by the staff of the SEC, generally requires that at least 55% of our subsidiaries’ portfolios must be comprised of qualifying assets and at least 80% of each of their total portfolios of assets must be comprised of a combination of qualifying assets and other real estate-related assets (as such terms have been interpreted by the staff of the SEC under the Investment Company Act), and no more than 20% may be comprised of assets that are neither qualifying assets nor real estate-related assets. Qualifying assets for this purpose include certain mortgage loans and other assets that the SEC staff, in various no-action letters, has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets those assets that do not qualify for treatment as qualifying assets, including any securities of companies primarily engaged in real estate businesses that are not within the scope of SEC staff positions and/or interpretations regarding qualifying assets. In order to assure that the composition of assets of an entity meets the required standard, an entity may have to buy, hold, or sell an asset that it might otherwise prefer not to buy, sell, or hold at that time.

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

If we or the Operating Partnership is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders’ investment return or impair our ability to conduct our business as planned.

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

The U.S. Department of Labor, (the “DOL”), has issued a final regulation revising the definition of “fiduciary” under ERISA and the Code, which could adversely affect our ability to raise significant additional capital in the Offering.

On April 8, 2016, the DOL issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and benefit plans. The final regulation and the related exemptions are scheduled to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of shares of our common stock before that applicability date. On February 3, 2017, a Presidential Memorandum was issued directing the DOL to, among other things, examine the regulation to determine whether it may adversely affect the ability of Americans to gain access to market information and financial advice. The outcome of this review by the DOL and the ultimate impact of the final regulation are not yet known, but if the regulation is implemented, it could negatively impact our ability to raise capital in the Offering and our operations, which could adversely affect our financial condition and results of operations. On March 2, 2017, a proposal by the DOL to delay the applicability date of the regulation for 60 days, or until June 9, 2017, was published in the Federal Register. The DOL’s proposal is subject to a 15-day comment period concerning the delay and also provides for a 45-day comment period concerning the review of the regulation being undertaken by the DOL. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the implications of the regulation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2016, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio that included 242 industrial buildings totaling approximately 38.7 million square feet located in 24 markets throughout the U.S., with 477 customers, and was 92.5% occupied (94.0% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.5 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2016:

•	231 industrial buildings totaling approximately 37.1 million square feet comprised our operating portfolio. Our operating portfolio consists of stabilized properties, which includes the four buildings classified as held for sale, and was 95.3% occupied (96.7% leased).

•	11 industrial buildings totaling approximately 1.6 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or achieving 90.0% occupancy.

During 2016, we directly acquired 88 buildings comprising approximately 18.2 million square feet for an aggregate total purchase price of approximately $1.2 billion. We funded these acquisitions with proceeds from the Offering and debt financings. See “Note 3 to the Consolidated Financial Statements” for additional information regarding our acquisitions. Additionally, during 2016, we sold to third parties five industrial buildings aggregating 1.1 million square feet for net proceeds of $54.2 million. The net cash flow generated from these dispositions is expected to be reinvested in future acquisitions.

As of December 31, 2016, we owned and managed 27 buildings totaling approximately 4.4 million square feet of the total 38.7 million square feet (discussed above) through our 20.0% ownership interest in the BTC Partnership. During 2016, the BTC Partnership acquired four buildings comprising approximately 0.2 million square feet for an aggregate total purchase price of approximately $19.2 million. Additionally, as of that date, the BTC Partnership had 10 buildings under construction totaling approximately 3.7 million square feet, and 10 buildings in the pre-construction phase for an additional 1.8 million square feet. See “Note 6 to the Consolidated Financial Statements” for additional information regarding the BTC Partnership.

From January 2014 through December 2016, we had acquired, either directly or through our 20.0% ownership interest in the BTC Partnership, 247 buildings comprised of approximately 39.8 million square feet for an aggregate total purchase price of approximately $2.9 billion.

Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.

Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2016:

		Percent of Rentable Square Feet
Building Type	Description	Total (1)	Consolidated (2)
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	70.9%	71.9%
Light industrial	Building size of 75,000 to 150,000 square feet, single or multi-customer	27.4	27.0
Flex industrial	Includes assembly or research and development, primarily multi-customer	1.0	1.1
Freezer/Cooler	Food distribution, primarily single customer	0.7	—

		100.0%	100.0%

(1)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2016. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.
(2)	Represents only our consolidated properties.

Portfolio Overview and Market Diversification. As of December 31, 2016, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $4.54 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2016:

		Rentable Square Feet				Annualized Base Rent (1)
($ and square feet in thousands)	Number of Buildings	Total (2)	Consolidated (3)	Occupied Rate (2)(4)	Leased Rate (2)(4)	Total (2)		Consolidated (3)
Operating Properties:
Atlanta	32	4,383	3,554	87.2%	96.7%	$16,643	10.2%	$12,784	8.8%
Austin	5	442	—	83.9	83.9	2,531	1.6	—	—
Baltimore/D.C.	10	1,211	1,108	95.5	96.4	5,974	3.7	5,362	3.7
Central Valley	7	1,528	1,528	92.4	92.4	5,657	3.5	5,657	3.9
Charlotte	1	560	560	100.0	100.0	2,022	1.2	2,022	1.4
Chicago	14	3,049	3,049	98.1	98.1	14,449	8.9	14,449	9.9
Cincinnati	6	1,350	1,350	100.0	100.0	4,537	2.8	4,537	3.1
Dallas	13	3,231	1,814	95.8	95.8	11,275	6.9	6,792	4.6
Denver	2	329	329	100.0	100.0	1,509	0.9	1,509	1.0
Houston	20	2,286	2,061	92.4	95.0	11,491	7.1	11,027	7.5
Indianapolis	3	1,068	1,068	61.4	61.4	2,335	1.4	2,335	1.6
Las Vegas	1	382	382	100.0	100.0	1,753	1.1	1,753	1.2
Louisville	5	1,934	1,934	100.0	100.0	4,693	2.9	4,693	3.2
Memphis	7	2,602	2,602	100.0	100.0	6,934	4.3	6,934	4.7
Nashville	1	557	557	100.0	100.0	1,715	1.1	1,715	1.2
New Jersey	7	1,278	1,278	100.0	100.0	6,970	4.3	6,970	4.8
Pennsylvania	14	2,228	2,040	98.2	98.2	9,797	6.0	8,825	6.0
Phoenix	9	691	691	97.5	97.5	4,613	2.8	4,613	3.2
Portland	16	2,117	2,117	97.6	97.6	9,522	5.9	9,522	6.5
Salt Lake City	1	207	207	100.0	100.0	996	0.6	996	0.7
San Fancisco Bay Area	14	1,554	1,554	99.0	100.0	11,447	7.0	11,447	7.8
Seattle	22	1,391	1,253	98.7	99.1	8,695	5.3	8,003	5.5
South Florida	4	205	205	100.0	100.0	1,374	0.8	1,374	0.9
Southern California	17	2,560	2,198	99.6	99.6	13,764	8.5	11,440	7.8

Total Operating	231	37,143	33,439	95.3	96.7	160,696	98.8	144,759	99.0

Development and Value-Add Properties:
Central Valley	1	39	39	39.8	39.8	80	—	80	0.1
Dallas (5)	1	105	105	41.0	100.0	—	—	—	—
New Jersey	1	84	84	—	—	—	—	—	—
Pennsylvania	3	1,012	385	17.2	17.2	832	0.5	832	0.5
San Fancisco Bay Area	1	133	133	100.0	100.0	612	0.4	612	0.4
Southern California	4	228	154	32.3	32.3	420	0.3	—	—

Total Development and Value-Add	11	1,601	900	27.4	31.3	1,944	1.2	1,524	1.0

Total Portfolio	242	38,744	34,339	92.5%	94.0%	$162,640	100.0%	$146,283	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2016, multiplied by 12.

(2)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2016. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.
(3)	Represents only our consolidated properties.
(4)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
(5)	The in-place lease includes contractual free rent as of December 31, 2016.

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

Lease Expirations. As of December 31, 2016, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 4.5 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2016, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases (1)	Occupied Square Feet				Annualized Base Rent (3)
		Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
2017	92	2,772	7.7%	2,456	7.6%	$15,356	9.4%	$13,453	9.2%
2018	88	4,147	11.6	3,805	11.7	19,335	11.9	17,604	12.0
2019	89	5,855	16.3	5,530	17.1	24,217	14.9	22,698	15.5
2020	70	4,942	13.8	4,440	13.7	20,860	12.8	18,506	12.7
2021	69	5,519	15.4	5,069	15.6	23,918	14.7	22,024	15.1
2022	44	3,985	11.1	3,315	10.2	16,365	10.1	13,100	9.0
2023	15	2,241	6.3	2,150	6.6	11,320	7.0	10,621	7.3
2024	10	498	1.4	498	1.5	3,265	2.0	3,265	2.2
2025	18	2,174	6.1	1,878	5.8	12,215	7.5	10,427	7.1
2026	11	2,768	7.7	2,305	7.1	10,613	6.5	9,407	6.4
Thereafter	5	950	2.6	950	3.1	5,176	3.2	5,178	3.5

Total occupied	511	35,851	100.0%	32,396	100.0%	$162,640	100.0%	$146,283	100.0%

(1)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2016. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.
(2)	Represents only our consolidated properties.
(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2016, multiplied by 12.

Customer Diversification. As of December 31, 2016, there were no customers that individually represented more than 5.0% of total annualized base rent or total occupied square feet. The following table reflects our 10 largest customers, based on annualized base rent, which occupied a combined 6.7 million square feet as of December 31, 2016:

Customer	Percent of Total Annualized Base Rent (1)	Percent of Total Occupied Square Feet (1)
FedEx Corporation	2.9%	2.0%
Ozburn-Hessey Logistics, LLC	2.3	3.4
Radial, Inc.	2.1	2.7
Victory Packaging	1.6	1.9
Osram Sylvania Inc.	1.4	1.5
American Tire Distributors Inc.	1.3	1.2
Nike TN, Inc.	1.2	2.0
Ascena Retail Group, Inc.	1.2	1.6
Niagra Bottling, LLC	1.2	1.4
Becton, Dickson and Company	1.2	1.2

Total	16.4%	18.9%

(1)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2016. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2016:

($ and square feet in thousands)	Number of Leases (1)	Annualized Base Rent (3)				Occupied Square Feet
		Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
Transportation / Logistics	68	$20,164	12.4%	$19,469	13.3%	4,939	13.8%	4,793	14.8%
Manufacturing	51	14,483	8.9	13,855	9.5	3,026	8.4	2,902	9.0
Food & Beverage	33	12,937	8.0	9,957	6.8	2,548	7.1	2,028	6.3
eCommerce / Fulfillment	10	9,050	5.6	9,051	6.2	2,531	7.1	2,531	7.8
Auto	24	8,742	5.4	7,470	5.1	2,294	6.4	1,749	5.4
Speciality Retail	33	8,595	5.3	8,238	5.6	1,826	5.1	1,768	5.5
Home Improvement	34	8,006	4.9	6,638	4.5	1,797	5.0	1,528	4.7
Packaging	12	7,448	4.6	7,448	5.1	1,720	4.8	1,720	5.3
Home Furnishings	20	6,653	4.1	6,085	4.2	1,680	4.7	1,531	4.7
Construction / Engineering	33	5,491	3.4	5,221	3.6	1,035	2.9	964	3.0
Other	193	61,071	37.4	52,851	36.1	12,455	34.7	10,882	33.5

Total	511	$162,640	100.0%	$146,283	100.0%	35,851	100.0%	32,396	100.0%

(1)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2016. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.

(2)	Represents only our consolidated properties
(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2016, multiplied by 12.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loan and mortgage note debt. As of December 31, 2016, we had approximately $1.3 billion of consolidated indebtedness with a weighted-average interest rate of 2.94%, which includes the effects of the interest rate swap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2016 was 5.6 years, excluding extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2016 was approximately $986.8 million. See “Note 8 to the Consolidated Financial Statements” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.

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

Estimated Net Asset Value Per Share

Overview

Based on the recommendation from the Valuation Committee as described below, on December 22, 2016, our board of directors unanimously approved an estimated NAV of our common stock of $9.74 per share based on the number of shares issued and outstanding as of November 30, 2016. On December 22, 2016, our board of directors also unanimously approved a new offering price of $11.01 per Class A share of our common stock (the “Class A Offering Price”) and a new offering price of $10.36 per Class T share of our common stock (the “Class T Offering Price”). The new Class A Offering Price and the new Class T Offering Price took effect with respect to subscriptions accepted by us after January 1, 2017. The new offering prices have been rounded to the nearest whole cent throughout this report.

The estimated NAV per share was determined in accordance with our valuation policy, utilizing guidelines established by Investment Program Association Practice Guideline 2013-01 “—Valuation of Publicly Registered, Non-Listed REITs” issued April 29, 2013. It is currently anticipated that the estimated NAV per share will next be determined and disclosed no later than December 2017.

Process

Our valuation committee comprised of our independent directors (the “Valuation Committee”) acted as follows: (i) approved the engagement of a third party valuation firm to assist in the valuation of our assets and liabilities; (ii) oversaw the valuation process and methodologies used to determine the estimated NAV per share; (iii) reviewed the reasonableness of the estimated range of NAVs per share; and (iv) recommended the final proposed estimated NAV per share to our board of directors. The Valuation Committee approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent global valuation advisory and corporate finance consulting firm that specializes in providing real estate valuation services, to provide third party appraisals for each of our real estate properties, and to review various balance sheet items in order to produce a range of estimated NAVs per share of our common stock as of November 30, 2016. The final estimated NAV per share was ultimately and solely the decision of our board of directors. Duff & Phelps’ scope of work was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute and each of the appraisals was prepared by Duff & Phelps personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation. With the approval of the Valuation Committee, we previously engaged and compensated Duff & Phelps to assist us in the valuation of our real estate and other assets and liabilities in connection with our board of director’s determination of the estimated NAV per share of our common stock in August 2015. In addition, affiliates of our sponsor have engaged and compensated Duff & Phelps to provide third party appraisals of certain properties owned by other entities advised by the sponsor’s affiliates. Other than the engagements described herein, Duff & Phelps does not have, and during the past two years Duff & Phelps has not had, any direct interests in any transaction with us, its sponsor or their respective affiliates.

From the start of its engagement through the issuance of its valuation report as of December 21, 2016, (the “Valuation Report”), Duff & Phelps held discussions with management, and conducted such appraisals, investigations, research, review and analyses as it deemed necessary. The Valuation Committee, upon its receipt and review of the Valuation Report, concluded that the range of between $9.33 and $10.15 per share for our estimated NAV as determined in the Valuation Report was reasonable, and recommended to our board of directors that it adopt $9.74 per share as the estimated NAV of our common stock, which value is the approximate midpoint of the range determined by Duff & Phelps in its Valuation Report. At a special meeting of our board of directors held on December 22, 2016, our board of directors accepted the recommendation of the Valuation Committee and approved $9.74 per share as the estimated NAV of our common stock as of November 30, 2016, and determined the new Class A Offering Price of $11.01 per share and the new Class T Offering Price of $10.36 per share, each effective as of January 1, 2017.

Methodology

In preparing its Valuation Report, Duff & Phelps, among other things:

•	reviewed property level financial and operating information, requested from, or provided by, us;

•	reviewed and discussed with us the historical and anticipated future financial performance of our properties, including projections prepared by us;

•	conducted MAI appraisals which contained analyses on each of our real property assets and performed analyses and studies for each property;

•	performed physical inspections of approximately 21% of our real properties based on total square footage and approximately 24% of our real properties based on total estimated real property values;

•	researched each market by means of publications and other resources, including local Duff & Phelps market experts, to measure current market conditions, comparable property and lease data, supply and demand factors, growth patterns, and their effect on the subject properties;

•	reviewed primary terms for each of our mortgage and credit facility liabilities;

•	reviewed calculations related to value allocations to joint venture interests;

•	reviewed estimated incentive fee adjustments;

•	reviewed fully diluted common stock calculations; and

•	performed such other analyses and studies and considered such other factors as Duff & Phelps considered appropriate.

As of November 30, 2016, we owned and managed, either directly or through our 20.0% ownership interest in a joint venture partnership, a portfolio of 270 industrial properties comprised of approximately 42.7 million square feet located in 25 markets throughout the U.S. with 483 customers, including expected square footage for eight assets under development but excluding square footage for 12 undeveloped land assets. The portfolio included: 253 properties for a total of 35.9 million square feet; 12 undeveloped land assets, including one under contract, totaling approximately 167.0 net acres; and five properties under contract, totaling approximately 0.7 million square feet. The properties under contract are properties with respect to which the due diligence period had expired and our deposit was no longer refundable.

Of the total 270 industrial properties, 223 industrial properties totaling approximately 35.6 million square feet were 100.0% owned and managed by us. Our portfolio included: an operating portfolio of 210 industrial buildings totaling approximately 33.6 million square feet, which were 95.8% occupied (96.0% leased); nine development and value-add properties, one of which is under construction, totaling approximately 1.5 million square feet; and four properties under contract, totaling approximately 0.5 million square feet. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

The remaining 47 properties were owned through our 20.0% ownership interest in a joint venture partnership and managed by us. The partnership properties included: an operating portfolio of 21 industrial buildings totaling approximately 3.6 million square feet, which were 92.6% occupied (93.7% leased); 13 development and value-add properties, seven of which are under construction, totaling approximately 3.3 million square feet; 12 undeveloped land assets, including one under contract, totaling approximately 167.0 net acres; and one property under contract totaling approximately 0.2 million square feet.

As a result, for purposes of the Valuation Report, our real estate properties were classified into three categories: operating portfolio, development and value-add portfolio, and undeveloped land. Our board of directors considered the following valuation methodologies with respect to each category which were applied by Duff & Phelps and are summarized in its Valuation Report. Properties under contract were valued based on their respective contractual purchase prices.

Valuation of Operating and Development and Value-Add Properties

Duff & Phelps provided appraised values of all of our real estate properties owned and managed as of November 30, 2016 using the income capitalization approach and more specifically utilizing discounted cash flow analyses as the primary methodology. The sales comparison approach was applied as a secondary methodology.

The income capitalization approach is a valuation methodology that provides an estimation of the value of an asset based on market expectations about the cash flows that an asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows. The present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset, which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period, to arrive at an estimate of value.

The sales comparison approach is a valuation methodology that provides an estimation of value based on market prices in actual transactions and asking prices for assets. The valuation process is a comparison and correlation between the subject asset and other similar assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value of the subject asset.

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our operating and development and value-add properties:

	Range of Rates	Weighted— Average Rate
Exit capitalization rate	5.0% to 8.0%	6.35%
Discount rate	5.5% to 8.5%	6.90%

Valuation of Undeveloped Land

As of November 30, 2016 we owned and managed, either directly or through our 20.0% ownership interest in a joint venture partnership, 12 undeveloped land assets which were valued using the sales comparison approach described above.

Valuation of Cash, Other Assets and Other Liabilities

The fair value of cash and certain other tangible assets and liabilities, estimated as November 30, 2016, each approximated carrying or book value due to the liquid nature of such assets and the short term nature of such liabilities.

We pay distribution fees with respect to Class T shares only. The distribution fees are accrued upon the issuance of Class T shares and are payable monthly in arrears. Based on U.S. GAAP, we accrue for: (i) the monthly amount payable as of the balance sheet date; and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares outstanding as of the balance sheet date. We had estimated that approximately $25.4 million of distribution fees were potentially payable in the future with respect to the Class T shares outstanding as of November 30, 2016. However, assuming a hypothetical liquidation as of November 30, 2016 for purposes of calculating the estimated NAV, there would be no such potential future distribution fees payable, as distribution fees are no longer payable upon a liquidation. Accordingly, the estimated NAV and estimated NAV per share do not reflect any amounts related to such future distribution fees.

Valuation of Debt Obligations

As of November 30, 2016, our debt consisted of floating rate corporate debt, and fixed and floating rate mortgage debt, including floating rate mortgage debt incurred through our 20.0% ownership interest in a joint venture partnership.

Floating rate mortgage loans and corporate debt facilities are reflected in the determination of estimated NAV based on GAAP book or carrying values, given that such borrowings can be prepaid by us and are not subject to significant prepayment penalties.

Fixed rate mortgage debt is reflected in the determination of estimated NAV based on the fair value (“mark-to-market” value) of such debt.

•	The estimate of the fair value of our long-term fixed rate debt was determined by comparing the current market interest rate to the contract rate on each such debt instrument and discounting to present value the difference in future payments. The weighted-average effective interest rate, or discount rate, assumed for such fixed rate debt was 2.89% per annum compared to a contractual rate of 2.69% per annum;

•	While we currently intend to retain our fixed-rate debt at least through the dates on which we are able to repay such debt without penalty, the estimate of the fair market value of our fixed-rate debt assumes such debt was theoretically replaced on November 30, 2016, thus resulting in a mark-to-market positive adjustment of $18.7 million, or $0.12 per share;

•	Duff & Phelps and we believe that the underlying long-term fixed rate debt assumptions reflect terms currently available to borrowers seeking terms similar to those of our existing long-term fixed rate debt instruments based on similar credit profiles.

As of November 30, 2016, we had $597.0 million of interest rate swaps in place with a weighted-average duration of 4.2 years, to effectively fix certain floating rate financings. The estimate of fair value of our interest rate swaps was determined using the market-standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments or receipts. The variable cash payments or receipts are based on an expectation of future interest rates derived from observable market interest rate curves. While we currently intend to retain our interest rate swaps through maturity, the estimate of the fair market value of our interest rate swaps assumes such swaps were theoretically terminated on November 30, 2016, thus resulting in a mark-to-market positive adjustment of $11.1 million, or $0.07 per share.

Other Valuation Adjustments

Incentive Fee Adjustments

Duff & Phelps reviewed whether the estimated NAV should be adjusted for estimated incentive payment amounts that might be payable to the Sponsor as the holder of special units in the Operating Partnership, equal to 15.0% of all distributions of net sales proceeds after our stockholders have received, in the aggregate, cumulative distributions from all sources equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax rate return thereon. Based on associated return thresholds, no adjustments were made assuming a hypothetical liquidation as of November 30, 2016, net of estimated costs, expenses, and other fees related to such hypothetical liquidation.

Estimated NAV Methodology and Considerations

The estimated NAV methodology determines our value by estimating the current market value of our assets, including the value of our real estate assets based on third-party appraisals, subtracting the market value of our debt, interest rate and hedge obligations, and adding or subtracting for certain other assets and liabilities, each as described above. In addition, the estimated NAV methodology includes our pro rata share of certain assets and liabilities that we own or have incurred through our 20.0% interest in the BTC Partnership. The resulting amount, which is the estimated NAV of the portfolio as of November 30, 2016, was divided by 152,070,239, the number of shares of our common stock outstanding on that date to determine the estimated NAV per share.

Exclusions from Estimated NAV

The estimated NAV per share approved by the Valuation Committee and our board of directors does not take into consideration certain factors including those described below, which could result in a premium or discount to NAV when determining a hypothetical enterprise value:

•	the size of our portfolio, as some buyers may pay more for the aggregation and management of a large portfolio compared to prices for individual properties;

•	the characteristics of our working capital, capital structure and other financial considerations for which some buyers may ascribe different values based on term, synergies, cost savings or other attributes;

•	certain third party transaction costs and expenses that would be paid to achieve the enterprise value;

•	estimated disposition fees payable upon our liquidation;

•	services being provided by personnel of the Advisor under the Advisory Agreement and our potential ability to secure the services of a management team on a long-term basis; or

•	our shares could trade at a premium or discount to NAV if we were to list our shares of common stock on a national securities exchange.

Estimated Net Asset Value

The table below sets forth the material items included in the calculation of our estimated NAV per share as of November 30, 2016 and June 30, 2015. The final estimated NAV per share is at the approximate mid-point of the estimated range of NAVs per share determined in the Valuation Report:

	Estimated NAV
	As of November 30, 2016		As of June 30, 2015
	In Thousands	Per Share	In Thousands	Per Share
Net real estate values	$2,909,562	$19.13	$693,726	$13.64
Cash, other assets and other liabilities, net	(35,805)	(0.24)	7,866	0.15
Debt obligations	(1,422,845)	(9.36)	(231,842)	(4.56)
Debt mark to market adjustments	29,813	0.20	—	—
Incentive fee adjustments	—	—	—	—

Estimated net asset value	$1,480,724	$9.74	$469,750	$9.24

Shares of common stock outstanding	152,070

The original gross purchase price of our real properties, including our pro rata portion of the purchase price with respect to our investments in unconsolidated affiliates, in the aggregate, including post-acquisition capital investments, was approximately $2.7 billion.

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

	Increase (Decrease) to the Estimated NAV due to:
	Decrease of 25 Basis Points (In Thousands)	Decrease of 25 Basis Points (Per Share)	Increase of 25 Basis Points (In Thousands)	Increase of 25 Basis Points (Per Share)
Exit capitalizatoin rates	$71,478	$0.47	$(78,583)	$(0.52)
Discount rates	$62,764	$0.41	$(61,246)	$(0.40)

Limitations of Estimated NAV Per Share and New Offering Prices Per Share

The estimated NAV per share determined by our board of directors and the new offering prices per share described below do not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated NAV per share and offering prices per share are not a representation, warranty or guarantee that: (i) a stockholder would be able to realize the estimated NAV per share or the respective offering price per share if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated NAV per share or the respective offering price per share upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated NAV per share or the respective offering price per share on a national securities exchange; (iv) a third party would offer the estimated NAV per share or the respective offering price per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to determine the estimated NAV per share would be acceptable to FINRA. In addition, we can make no claims as to whether the estimated NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.

Further, the estimated NAV per share and the respective offering prices per share were calculated as of a moment in time, and the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, acquisitions of additional assets, the sale of additional shares of our common stock, changes in the real estate and capital markets, sales of assets and the payment of disposition fees and expenses in connection therewith, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our distribution level relative to earnings. As a result, stockholders should not rely on the estimated NAV per share or the respective offering price per share as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in our distribution reinvestment plan and whether to request redemption under our share redemption program. Notwithstanding, we are not obligated to redeem shares of our common stock under our share redemption program. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interest of our stockholders.

New Offering Prices and Amendments to Distribution Reinvestment Plan

Our board of directors arbitrarily determined the new offering price per share of each class of our common stock by taking the $9.74 estimated NAV per share and adding the per share up-front sales commissions, dealer manager fees and organization and offering expenses estimated to be paid with respect to Class A shares and Class T shares, respectively, such that after the payment of such commissions, fees and expenses, the net proceeds to us will be the same for both Class A shares and Class T shares. Accordingly, the offering prices that took effect on January 1, 2017 of $11.01 per share and 10.36 per share with respect to Class A shares and Class T shares, respectively, represented the estimated NAV per share of our common stock grossed up by the aggregate per share up-front sales commissions, dealer manager fees and estimated organization and offering expenses to be paid with respect to Class A shares and Class T shares of approximately 11.5% and 6.0%, respectively. The differences between our offering prices and actual value per share will fluctuate depending on the actual value of our assets per share at any given point in time.

We adopted the Third Amended and Restated Distribution Reinvestment Plan (the “Amended DRIP”), effective October 31, 2016. Pursuant to the Amended DRIP, we amended the price at which additional shares of the same class may be purchased pursuant to the distribution reinvestment plan to a price equal to the estimated NAV per share of the Class A shares and the Class T shares, respectively, most recently disclosed by us in a public filing with the SEC. Accordingly, distributions declared for the fourth quarter of 2016 were reinvested at the new estimated NAV of our common stock of $9.74 per share, with respect to both Class A shares and Class T shares.

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

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. In addition, our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, distributions to stockholders, debt repayment, purchases of real property, debt related or other investments, or redemptions of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock under any circumstances. Our board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued or other guidance provided by the SEC staff that would not object to such an increase. There can be no assurance that our board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that our board of directors will be able to obtain, if necessary, a no-action letter from the SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

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

Our board of directors approved and adopted the Second Amended and Restated Share Redemption Program (the “Amended SRP”), which took effect on October 31, 2016. The Amended SRP will continue to provide eligible stockholders with limited, interim liquidity by enabling them to present for redemption all or a portion of their shares. Subject to the limitations of the Amended SRP and the special pricing applicable to redemptions in connection with the death of a stockholder, as described above, stockholders may redeem shares under the Amended SRP at a price equal to or at a discount from the initial purchase price such stockholder paid for the shares being redeemed and the amount of the discount will vary based upon the length of time that such stockholder held the shares subject to redemption, as described in the table above. The share redemption program was amended to reflect that if we are no longer engaged in a public offering of primary shares, the redemption price will continue to be calculated in accordance with the above table (subject to the limitations and exceptions described in the program); provided, that, if the redemption price calculated in accordance with the terms of the share redemption program would result in a price that is higher than the estimated NAV per share of the Class A shares and the Class T Shares, respectively, most recently disclosed by us in a public filing with the SEC, then the redemption price will be equal to the respective estimated NAV per share most recently disclosed by us in a public filing with the SEC. The other terms of the share redemption program were not changed.

Our board of directors may, in its sole discretion, amend, suspend, or terminate the Amended SRP at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the Amended SRP is in the best interest of our stockholders. Any amendment, suspension or termination of the Amended SRP will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership agreement. In addition, our board of directors, in its sole discretion, may determine at any time to modify the Amended SRP to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis, including but not limited to a price equal to an estimated value per share or the then current net asset value per share. If our board of directors decides to materially amend, suspend or terminate the Amended SRP, we will provide stockholders with no less than 30 days’ prior written notice, which we will provide by filing a Current Report on Form 8-K with the SEC. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of the Amended SRP.

Based on the estimated NAV per share of our common stock determined by our board of directors on December 22, 2016, we have repurchased shares of our common stock at prices that are higher than the estimated NAV per share and, accordingly, these repurchases have been dilutive to our remaining stockholders. The above description of the Amended SRP is a summary of certain of the terms of the Amended SRP. Please see the full text of the Amended SRP, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K, for all the terms and conditions.

For the years ended December 31, 2016 and 2015, we received eligible redemption requests related to approximately 605,000 and 105,000 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $5.9 million, or an average price of $9.73 per share for 2016, and $1.0 million, or an average price of $9.85 per share for 2015.

The table below summarizes the redemption activity for the three months ended December 31, 2016:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
October 31, 2016	—	$—	—	—
November 30, 2016	—	—	—	—
December 31, 2016	253,411	9.87	253,411	—

Total	253,411	$9.87	253,411	—

(1)	We limit the number of shares that may be redeemed under the program as described above.

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

For the first and second quarters of 2015, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the first and second quarters of 2015 at a quarterly rate of $0.12500 per share of common stock. Distributions for the first and second quarters of 2015 were aggregated on a quarterly basis and paid on April 15, 2015 and July 2, 2015, respectively, either in cash, or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

For the third quarter of 2015, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the third quarter of 2015 at a quarterly rate of $0.12500 per Class A share of common stock and $0.12500 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis). We did not have any Class T shares of its common stock outstanding prior to the third quarter of 2015. Distributions for the third quarter of 2015 were aggregated and paid on October 15, 2015, either in cash, or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

For the fourth quarter of 2015 through the fourth quarter of 2016, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the fourth quarter of 2015 at a quarterly rate of $0.13515 per Class A share of common stock and $0.13515 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). This distribution rate represented an increase of $0.01015 per share, or 8.1%, compared to our quarterly distribution rate of $0.12500 per share for the third quarter of 2015. Distributions for the fourth quarter of 2015 through the fourth quarter of 2016 were aggregated and paid on January 13, 2016, April 4, 2016, July 5, 2016, October 5, 2016, and January 5, 2017, respectively, either in cash, or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

For the first quarter of 2017, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the first quarter of 2017 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). This distribution rate represents an increase of $0.00735 per share with respect to the Class A shares and Class T shares, or 5.4%, compared to the quarterly distribution rate of $0.13515 per Class A share and Class T share (less the distribution fees that are payable with respect to such Class T shares, as calculated on a daily basis) for the fourth quarter of 2015 and for all of 2016. Distributions for the first quarter of 2017 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than April 15, 2017.

We intend to accrue and make distributions on a quarterly basis. Quarterly distributions for each stockholder will be calculated for each day the stockholder has been a stockholder of record during such quarter. Distributions for stockholders participating in our distribution reinvestment plan will be reinvested into shares of our common stock. The distributions have been and may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which may include borrowings, net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and interest income from our cash balances.

There can be no assurances that the current distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay our distributions, which if insufficient could negatively impact our ability to pay such distributions. For the year ended December 31, 2016, 38.5% of our total gross distributions were funded from operating activities, as determined on a GAAP basis, and 61.5% were funded from sources other than cash flows from operating activities, specifically 10.2% were funded with proceeds from financing activities, which consisted of debt financing, and 51.3% were funded with proceeds from the issuance of DRIP shares, as so elected by certain stockholders. For the year ended December 31, 2015, 10.1% of our total gross distributions were funded from operating activities, as determined on a GAAP basis, and 89.9% were funded from sources other than cash flows from operating activities, specifically 37.8% were funded with proceeds from financing activities, which consisted of debt financing, and 52.1% were funded with proceeds from the issuance of DRIP shares. See “Note 14 to the Consolidated Financial Statements” for further detail regarding the Expense Support Agreement among us, the Operating Partnership and the Advisor.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Gross Distributions (4)
2016
December 31	$10,126	49.6%	$—	—%	$10,271	50.4%	$20,397
September 30	9,216	48.9	—	—	9,638	51.1	18,854
June 30	8,410	48.2	—	—	9,042	51.8	17,452
March 31	—	—	7,410	48.0	8,040	52.0	15,450

Total	$27,752	38.5%	$7,410	10.2%	$36,991	51.3%	$72,153

2015
December 31	$—	—%	$4,899	47.4%	$5,443	52.6%	$10,342
September 30	—	—	3,392	47.7	3,725	52.3	7,117
June 30	2,700	48.2	—	—	2,900	51.8	5,600
March 31	—	—	1,756	49.3	1,806	50.7	3,562

Total	$2,700	10.1%	$10,047	37.8%	$13,874	52.1%	$26,621

(1)	For the year ended December 31, 2016, the Advisor waived asset management fees totaling $0.3 million and repayments to the Advisor pursuant to the Expense Support Agreement totaled $5.4 million. For the year ended December 31, 2015, the Advisor deferred and/or waived asset management fees totaling $3.4 million.
(2)	For the periods presented, all distributions provided by financing activities were funded from debt financings.
(3)	Stockholders may elect to have distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(4)	Gross distributions are total distributions before the deduction of distribution fees.

For the year ended December 31, 2016, our cash flows provided by operating activities on a GAAP basis were $37.7 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in DRIP shares) of $72.2 million. For the year ended December 31, 2015, our cash flows used in operating activities on a GAAP basis were $7.1 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in DRIP shares) of $26.6 million.

We believe that our aggregate FFO of $22.5 million, or $0.49 per share, as compared to the aggregate total gross distributions (which are paid in cash or reinvested in DRIP shares) declared of $103.2 million, or $1.61 per share, each for the period from Inception (August 28, 2012) to December 31, 2016, are not indicative of future performance as we are in the acquisition phase of our life cycle. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of FFO, as well as a detailed reconciliation of our net loss to FFO.

Use of Proceeds

On July 24, 2013, our Registration Statement on Form S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering was extended by our board of directors in December 2016 until the earlier to occur of: (i) June 30, 2017; or (ii) the date on which we sell the shares that remain available for sale pursuant to the Offering. Refer to “Note 11 to the Consolidated Financial Statements” for a description of the reallocation of shares from our distribution reinvestment plan to our primary offering and our expectation concerning the duration of the Offering.

The table below summarizes the gross offering proceeds raised; the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities; and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to December 31, 2016
Gross offering proceeds	$1,582,558
Sales commissions (1)	77,757
Dealer manager fees (1)	35,659
Offering costs	29,332

Total direct selling costs paid from offering proceeds (2)	$142,748

Offering proceeds, net of direct selling costs	$1,439,810

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager. A substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	This amount excludes the distribution fees paid to the Dealer Manager, all or a portion of which are reallowed by the Dealer Manager to participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers. The distribution fees are not paid from and do not reduce offering proceeds, but rather they reduce the distributions payable to stockholders with respect to Class T shares.

From January 15, 2014, through December 31, 2016, we had acquired, either directly or through our 20.0% ownership interest in the BTC Partnership, 247 buildings comprised of approximately 39.8 million square feet for an aggregate total purchase price of approximately $2.9 billion., exclusive of transfer taxes, due diligence expenses, and other closing costs.

As of December 31, 2016, we had paid $25.8 million in acquisition-related expenses to non-related parties. Refer to “Note 14 to the Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

We used $36,000 of net proceeds from primary shares sold in the Offering to fund distributions for the initial quarter for which we declared distributions and the fourth quarter in 2013. The initial quarter commenced on September 6, 2013, which was the date that we met the minimum offering requirements in connection with the Offering, and ended on September 30, 2013.

Refer to “Note 14 to the Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

Holders

As of March 6, 2017, we had 161.4 million shares of our common stock outstanding, held by a total of 41,730 stockholders, including shares held by our affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see “Note 12 to the Consolidated Financial Statements.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

(in thousands, except per share data, building count and number of customers)	For the Year Ended December 31,				For the Period from Inception (August 28, 2012) to December 31, 2012 (1)
	2016 (1)	2015 (1)	2014 (1)	2013 (1)
Operating data:
Total revenues	$176,289	$51,134	$6,645	$—	$—
Total operating expenses	$(206,576)	$(83,006)	$(20,838)	$(530)	$—
Total other expenses	$(27,897)	$(9,048)	$(1,001)	$(3)	$—
Total expenses before expense support from Advisor	$(234,473)	$(92,054)	$(21,839)	$(533)	$—
Total expense support from (repayment to) Advisor	$(5,111)	$3,370	$3,496	$306	$—
Net expenses after expense support from Advisor	$(239,584)	$(88,684)	$(18,343)	$(227)	$—
Net loss	$(63,295)	$(37,550)	$(11,698)	$(227)	$—
Net loss attributable to common stockholders	$(63,326)	$(37,550)	$(11,698)	$(227)	$—
Net loss per common share—basic and diluted	$(0.47)	$(0.72)	$(1.27)	$(2.49)	$—
Weighted-average shares outstanding	133,524	51,801	9,229	91	20
Distributions:
Total cash distributions declared	$72,153	$26,621	$4,422	$39	$—
Cash distributions declared per common share	$0.541	$0.510	$0.469	$0.225	$—
Total stock dividends declared	$—	$—	$772	$—	$—
Stock dividends declared per common share	$—	$—	$0.131	$—	$—
Company-defined FFO (2):
Reconciliation of net loss to Company-defined FFO:
Net loss attributable to common stockholders	$(63,326)	$(37,550)	$(11,698)	$(227)	$—
Total NAREIT-defined adjustments (3)	$100,436	$30,864	$4,020	$—	$—
Total Company-defined adjustments (4)	$37,121	$33,307	$12,100	$139	$—

Company-defined FFO	$74,231	$26,621	$4,422	$(88)	$—

Cash flow data:
Net cash provided by (used in) operating activities	$37,666	$(7,132)	$(6,464)	$(338)	$—
Net cash used in investing activities	$(1,147,557)	$(1,076,656)	$(417,519)	$(197)	$—
Net cash provided by financing activities	$1,110,820	$1,083,098	$429,231	$3,205	$201

	As of December 31,
	2016 (1)	2015 (1)	2014 (1)	2013 (1)	2012 (1)
Balance sheet data:
Net investment in real estate properties	$2,478,329	$1,374,195	$412,769	$—	$—
Cash and cash equivalents	$8,358	$7,429	$8,119	$2,871	$201
Total assets (5)	$2,610,933	$1,503,255	$433,955	$4,052	$201
Debt, net (5)	$1,288,642	$609,033	$233,123	$—	$—
Total liabilities	$1,404,963	$655,849	$247,076	$498	$—
Total stockholders’ equity	$1,205,469	$847,405	$186,878	$3,553	$200
Total gross equity raised (during the period)	$547,462	$806,170	$224,938	$3,787	$200
Shares outstanding	157,406	102,985	23,030	420	20
Portfolio data (6):
Total buildings	242	152	41	—	—
Total rentable square feet	38,744	20,558	5,755	—	—
Total number of customers	477	310	93	—	—

(1)	The SEC declared our registration statement for the Offering effective in July 2013. We broke escrow in September 2013 and commenced real estate operations in January 2014 in connection with the acquisition of our first property. We are in the acquisition phase of our life cycle, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our year-over-year financial data is not directly comparable.
(2)	Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Company-defined FFO, as well as a detailed reconciliation of our net loss to Company-defined FFO.
(3)	Included in our NAREIT-defined adjustments are real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets.
(4)	Included in our Company-defined adjustments are acquisition and organization costs.
(5)	Pursuant to new accounting guidance that became effective January 1, 2016, deferred financing costs are now recorded as a liability, offsetting debt balances. In order to conform to the 2016 presentation, deferred financing costs of $6.0 million and $1.9 million for 2015 and 2014, respectively, have been reclassified from assets to liabilities.
(6)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 15, 2016, our board of directors determined to reallocate $325.0 million in shares previously allocated to the distribution reinvestment plan portion of the Offering to the primary portion of the Offering, such that an aggregate of $1.825 billion in shares are allocated to the primary offering and $175.0 million in shares are allocated to the distribution reinvestment plan. We reserve the right to reallocate shares further between the primary portion of the Offering and the distribution reinvestment plan.

On December 22, 2016, our board of directors unanimously approved an estimated NAV of our common stock of $9.74 per share based on the number of shares issued and outstanding as of November 30, 2016. The estimated NAV per share was determined in accordance with our valuation policy, utilizing certain guidelines applicable to non-traded REITs. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share” for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated NAV per share. Also on December 22, 2016, our board of directors unanimously approved a new offering price of $11.01 per Class A share of our common stock and a new offering price of $10.36 per Class T share of our common stock, and $9.74 per share for shares purchased through our distribution reinvestment plan. The new Class A offering price and the new Class T offering price took effect with respect to subscriptions accepted by us after January 1, 2017. Accordingly, the estimated NAV per share of our common stock as of November 30, 2016 was 11.5% and 6.0%, respectively, lower than the offering prices with respect to Class A shares and Class T shares. The differences between the offering prices and the actual value per share will fluctuate depending on the actual value of our net assets per share at any given point in time. The offering prices have been rounded to the nearest whole cent throughout this report.

As of December 31, 2016, we had raised gross proceeds of approximately $1.6 billion from the sale of 157.9 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, approximately $285.2 million in shares of our common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares, and $132.3 million in shares of our common stock remained available for sale through our distribution reinvestment plan. Our shares may be reallocated further by our board of directors for sale in the primary offering. See “Note 11 to the Consolidated Financial Statements” for information concerning the Offering.

In February 2015, we admitted the BCIMC Limited Partner into the BTC Partnership, a joint venture that has and continues to jointly invest in industrial properties located in certain major U.S. distribution markets, and is targeted to be comprised of approximately: (i) 80.0% development investments and (ii) 20.0% core and value-add investments. As of December 31, 2016, we had a 20.0% ownership interest in the BTC Partnership. See “Note 6 to the Consolidated Financial Statements” for additional information regarding our unconsolidated joint venture.

As of December 31, 2016, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio that included 242 industrial buildings totaling approximately 38.7 million square feet located in 24 markets throughout the U.S., with 477 customers, and was 92.5% occupied (94.0% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.5 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2016:

•	231 industrial buildings totaling approximately 37.1 million square feet comprised our operating portfolio. Our operating portfolio consists of stabilized properties, which includes the four buildings classified as held for sale, and was 95.3% occupied (96.7% leased).

•	11 industrial buildings totaling approximately 1.6 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or achieving 90.0% occupancy.

During 2016, we directly acquired 88 buildings comprising approximately 18.2 million square feet for an aggregate total purchase price of approximately $1.2 billion. We funded these acquisitions with proceeds from the Offering and debt financings. See “Note 3 to the Consolidated Financial Statements” for additional information regarding our acquisitions. Additionally, during 2016, we sold to third parties five industrial buildings aggregating 1.1 million square feet for net proceeds of $54.2 million. The net cash flow generated from these dispositions is expected to be reinvested in future acquisitions.

As of December 31, 2016, we owned and managed 27 buildings totaling approximately 4.4 million square feet of the total 38.7 million square feet (discussed above) through our 20.0% ownership interest in the BTC Partnership. During 2016, the BTC Partnership acquired four buildings comprising approximately 0.2 million square feet for an aggregate total purchase price of approximately $19.2 million. Additionally, as of that date, the BTC Partnership had 10 buildings under construction totaling approximately 3.7 million square feet, and 10 buildings in the pre-construction phase for an additional 1.8 million square feet. See “Note 6 to the Consolidated Financial Statements” for additional information regarding the BTC Partnership.

From January 2014 through December 2016, we had acquired, either directly or through our 20.0% ownership interest in the BTC Partnership, 247 buildings comprised of approximately 39.8 million square feet for an aggregate total purchase price of approximately $2.9 billion.

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

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular distributions; and

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity events.

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

We expect to manage our financing strategy under the current mortgage lending and corporate financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans, unsecured or secured lines of credit or term loans, private placement or public bond issuances, and assuming existing loans in connection with certain property acquisitions, or any combination of the foregoing.

Industrial Real Estate Outlook

Overall, fundamentals for the U.S. industrial real estate sector continue to improve, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Further, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. Additionally, the U.S. stock market responded favorably to the outcome of the presidential election and continues to set record highs in 2017 based on expectations that the new president’s policies will focus on significant fiscal stimulus, tax reform and deregulation. We expect moderate economic growth in the U.S. to continue in 2017, which will continue to drive positive demand for warehouse space as companies expand and upgrade their distribution platforms.

While the U.S. economy has continued to improve, the global trade growth slowed during 2016 due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Commodity prices stabilized during 2016 and may further recover as planned production cuts from the Organization of Petroleum Exporting Countries (“OPEC”) may lead oil prices higher. Financial market conditions for developing countries tightened significantly following the U.S. elections as concerns over protectionism decreased currencies and increased bond yields globally. Heightened policy uncertainty in the U.S. and Europe will likely weigh on global trade and capital flows.

Despite global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space) and rent growth in our primary target markets. Rental concessions, such as free rent, remain at historically low levels. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2017 to be higher than the rates on expiring leases.

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

The capital markets outlook for commercial real estate is less clear. The recent rise in interest rates and overall global uncertainty has resulted in flatter capitalization rates for industrial real estate over the past several months, which has resulted in slower increases in values and lower transaction volumes than in the prior year. Overall, while there seems to potentially be several years’ worth of runway for industrial real estate fundamentals to continue improving, there are uncertainties as to how real estate investors will price industrial real estate investments in a rising interest rate environment.

RESULTS OF OPERATIONS

Summary of 2016 Activities

During 2016, we completed the following activities:

•	We raised $547.5 million of gross equity capital from the Offering.

•	We directly acquired 88 industrial buildings, comprised of approximately 18.2 million square feet for an aggregate total purchase price of approximately $1.2 billion, exclusive of transfer taxes, due diligence expenses, and other transaction costs, plus the fair value of any debt assumed. We funded these acquisitions with proceeds from the Offering and debt financings.

•	We borrowed an incremental $756.5 million of debt capital under term loan facilities and mortgage notes, as well as increased average borrowings under our line of credit by $112.8 million as compared to average borrowings for the same period in 2015.

•	We entered into 11 interest rate swap agreements, with an aggregate notional amount of $597.0 million, to hedge LIBOR on our variable-rate mortgage note with an amount outstanding of $97.0 million as of December 31, 2016, on our $350.0 million term loan, and on $150.0 million of the borrowings under our line of credit. The interest rate swaps became effective during 2016 and effectively fixed LIBOR at a weighted-average rate of 1.06%, with an all-in interest rate ranging from 2.35% to 3.45%, depending on our consolidated leverage ratio. The interest rate swaps will expire between July 2020 and January 2023.

•

In January 2016, the IPT Limited Partner sold and assigned to the BCIMC USA Limited Partner a portion of its ownership interest in the BTC Partnership equal to a 31.0% interest in the BTC Partnership for a purchase price equal to $58.6 million. Refer to “Note 6 to the Consolidated Financial

Statements” for information concerning the admission of a wholly-owned subsidiary of the Advisor as a special limited partner of the BTC Partnership. Following these transactions, the IPT Partners collectively have a 20.0% ownership interest remaining in the joint venture, and the BCIMC Limited Partner, together with the BCIMC USA Limited Partner, own an 80.0% interest.

•	We completed and leased a development project for one building comprised of approximately 0.2 million square feet. In addition, through our 20.0% ownership interest in the BTC Partnership, we completed the development of two buildings comprised of approximately 0.6 million square feet.

•	We sold five industrial buildings aggregating 1.1 million square feet for net proceeds of $54.2 million and recognized gains of approximately $1.4 million.

•	As of December 31, 2016, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio comprised of 242 industrial buildings totaling approximately 38.7 million square feet located in 24 markets throughout the U.S.

We have been in the acquisition phase of our life cycle and as such, the results of our operations have been primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the years ended December 31, 2016, 2015, and 2014 are not directly comparable, nor are our results of operations for the years ended December 31, 2016, 2015, and 2014 indicative of those expected in future periods.

Results for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table summarizes our results of operations for the year ended December 31, 2016, as compared to the year ended December 31, 2015. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other properties include buildings not meeting the same store criteria. The same store operating portfolio for the periods presented below include 31 buildings totaling approximately 3.5 million square feet owned as of January 1, 2015, which portfolio represented only 10.3% of total rentable square feet and 13.2% of total revenues as of December 31, 2016.

	For the Year Ended December 31,
(in thousands, except per share data)	2016	2015	Change
Rental revenues:
Same store operating properties	$23,219	$23,270	$(51)
Other properties	153,070	27,864	125,206

Total rental revenues	176,289	51,134	125,155

Rental expenses:
Same store operating properties	(6,137)	(5,666)	(471)
Other properties	(39,351)	(7,149)	(32,202)

Total rental expenses	(45,488)	(12,815)	(32,673)

Net operating income:
Same store operating properties	17,082	17,604	(522)
Other properties	113,719	20,715	93,004

Total net operating income	130,801	38,319	92,482

Other income and (expenses):
Real estate-related depreciation and amortization	(96,629)	(28,225)	(68,404)
General and administrative expenses	(7,103)	(4,612)	(2,491)
Asset management fees, related party	(17,775)	(5,532)	(12,243)
Acquisition expenses, related party	(24,489)	(22,390)	(2,099)
Acquisition expenses	(12,420)	(9,432)	(2,988)
Impairment of real estate property	(2,672)	—	(2,672)
Equity in loss of unconsolidated joint venture	(535)	(2,011)	1,476
Interest expense and other	(28,726)	(7,037)	(21,689)
Net gain on disposition of real estate properties	1,428	—	1,428
Net loss on sell down of joint venture ownership interest	(64)	—	(64)
Total expense support from (repayment to) Advisor	(5,111)	3,370	(8,481)

Total other income and (expenses)	(194,096)	(75,869)	(118,227)
Net loss	(63,295)	(37,550)	(25,745)
Net loss attributable to noncontrolling interests	(31)	—	(31)

Net loss attributable to common stockholders	$(63,326)	$(37,550)	$(25,776)

Weighted-average shares outstanding	133,524	51,801	81,723

Net loss per common share—basic and diluted	$(0.47)	$(0.72)	$0.25

	As of December 31,
(square feet in thousands)	2016	2015	Change
Portfolio data:
Consolidated buildings (1)	215	131	84
Unconsolidated buildings (1)	27	21	6

Total buildings	242	152	90

Rentable square feet of consolidated buildings	34,339	16,956	17,383
Rentable square feet of unconsolidated buildings	4,405	3,602	803

Total rentable square feet	38,744	20,558	18,186

Total number of customers (2)	477	310	167
Percent occupied of operating portfolio (2)(3)	95.3%	93.2%	2.1%
Percent occupied of total portfolio (2)(3)	92.5%	91.1%	1.4%
Percent leased of operating portfolio (2)(3)	96.7%	97.4%	(0.7%)
Percent leased of total portfolio (2)(3)	94.0%	95.6%	(1.6%)

(1)	Consolidated buildings include the addition during 2016 of one building related to a development project, and unconsolidated buildings include the addition during 2016 of two buildings related to development projects.
(2)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.
(3)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $125.2 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily due to an increase in non-same store revenues, which was attributable to the growth in our portfolio. For the year ended December 31, 2016, non-same store rental revenues reflect the addition of 186 buildings we have acquired since January 1, 2015. In addition, non-same store rental revenues include the results of the five buildings we sold in the fourth quarter of 2016. Same store rental revenues for the year ended December 31, 2016 decreased slightly as compared to the same period in 2015. The average occupancy for the same store portfolio decreased by 1.5% from 98.3% as of December 31, 2015 to 96.8% as of December 31, 2016. This lower occupancy rate resulted in a decrease in rental revenues, which was partially offset by higher rental rates for new leases and renewals, and an increase in tenant reimbursement revenues.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $32.7 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio since January 1, 2015. Same store rental expenses for the year ended December 31, 2016 increased by 8.3%, primarily due to higher real estate taxes, an increase in non-recoverable expenses as a result of a customer vacating a property, and higher maintenance expenses as compared to the same period in 2015.

Other Income and Expenses. Other income and expenses increased by $118.2 million for the year ended December 31, 2016, as compared to the same prior year period, primarily due to:

•	an increase in real estate-related depreciation and amortization expense, asset management fees, and general and administrative expenses totaling an aggregate amount of $83.1 million for the year ended December 31, 2016, as a result of our increased level of acquisition activity and property operations during 2016, as well as a full year of ownership of our 2015 acquisitions.

•	an increase in interest expense of $21.7 million for the year ended December 31, 2016, primarily due to: (i) an increase of $112.8 million in average net borrowings under our line of credit for the year ended December 31, 2016, as compared to the same period in 2015; (ii) new financings under term loan facilities and mortgage notes for an aggregate amount of $756.5 million; and (iii) a higher aggregate weighted-average interest rate of 2.94% as of December 31, 2016, as compared to 2.08% as of December 31, 2015.

•	an increase in acquisition-related expenses of $5.1 million for the year ended December 31, 2016, as a result of a higher level of acquisition activity during the year as compared to 2015.

•	the reimbursement to the Advisor of previously deferred asset management fees and expense support payments pursuant to the Expense Support Agreement in the amount of $5.1 million for the year ended December 31, 2016.

•	an impairment charge of $2.7 million for the year ended December 31, 2016 related to four wholly-owned properties that were evaluated for impairment due to a change in management’s estimate of the intended hold periods, partially offset by a net gain in disposition of real estate properties of approximately $1.4 million.

Results for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014. Same store information is not provided due to the fact that our first building was not acquired until January 15, 2014, so there is not a full year of results for our 2014 acquisitions for the year ended December 31, 2014.

	For the Year Ended December 31,
(in thousands, except per share data)	2015	2014	Change
Total rental revenues	$51,134	$6,645	$44,489
Total rental expenses	(12,815)	(1,580)	(11,235)

Total net operating income	38,319	5,065	33,254

Other income and expenses:
Real estate-related depreciation and amortization	(28,225)	(4,020)	(24,205)
General and administrative expenses	(4,612)	(2,236)	(2,376)
Organization expenses, related party	—	(17)	17
Asset management fees, related party	(5,532)	(902)	(4,630)
Acquisition expenses, related party	(22,390)	(8,168)	(14,222)
Acquisition expenses	(9,432)	(3,915)	(5,517)
Equity in loss of unconsolidated joint venture	(2,011)	—	(2,011)
Interest expense and other	(7,037)	(1,001)	(6,036)
Total expense support from Advisor	3,370	3,496	(126)

Total other income and expenses	(75,869)	(16,763)	(59,106)
Net loss	(37,550)	(11,698)	(25,852)
Net loss attributable to noncontrolling interests	—	—	—

Net loss attributable to common stockholders	$(37,550)	$(11,698)	$(25,852)

Weighted-average shares outstanding	51,801	9,229	42,572

Net loss per common share—basic and diluted	$(0.72)	$(1.27)	$0.55

	As of December 31,
(square feet in thousands)	2015	2014	Change
Portfolio data:
Consolidated buildings (1)	131	41	90
Unconsolidated buildings	21	—	21

Total buildings	152	41	111

Rentable square feet of consolidated buildings	16,956	5,755	11,201
Rentable square feet of unconsolidated buildings	3,602	—	3,602

Total rentable square feet	20,558	5,755	14,803

Total number of customers (2)	310	93	217
Percent occupied of operating portfolio (2)(3)	93.2%	98.0%	(4.8%)
Percent occupied of total portfolio (2)(3)	91.1%	79.4%	11.7%
Percent leased of operating portfolio (2)(3)	97.4%	98.0%	(0.6%)
Percent leased of total portfolio (2)(3)	95.6%	79.4%	16.2%

(1)	Amount as of December 31, 2014 includes the seven buildings that were originally purchased in 2014 and subsequently deconsolidated in February 2015 in connection with the sale of our 49.0% ownership interest in the BTC Partnership.
(2)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our ownership interest in the BTC Partnership. Assumes 100% ownership of our unconsolidated properties.
(3)	See “Overview—General” above for a description of our operating portfolio and our total portfolio. Our total portfolio includes our operating and development and value-add portfolios.

Rental Revenues. Total rental revenues increased by $44.5 million for the year ended December 31, 2015, as compared to the same prior year period, as a result of us owning the 34 buildings acquired during 2014 for the entire period, as well as the incremental results of the 97 buildings acquired during 2015.

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

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the years ended December 31, 2016, 2015 and 2014, net loss was $63.3 million, $37.6 million and $11.7 million, respectively, and NOI was $130.8 million, $38.3 million and $5.1 million, respectively. For the years ended December 31, 2016 and 2015, same store NOI was $17.1 million and $17.6 million, respectively. There was no same store NOI for the year ended December 31, 2014. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our net loss to NOI for the years ended December 31, 2016, 2015 and 2014.

Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)

We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “Note 14 to the Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO, Company-defined FFO, and MFFO. If we had not received expense support from the Advisor, our FFO, Company-defined FFO and MFFO would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on the sale of assets. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. By excluding gains or losses on sales of assets, we believe FFO provides a helpful additional measure of our consolidated operating performance on a comparative basis. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.

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

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Year Ended December 31,			For the Period From Inception (August 28, 2012) to December 31, 2016
(in thousands, except per share data)	2016	2015	2014
GAAP net loss applicable to common stockholders	$(63,326)	$(37,550)	$(11,698)	$(112,801)

GAAP net loss per common share	$(0.47)	$(0.72)	$(1.27)	$(2.46)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss applicable to common stockholders	$(63,326)	$(37,550)	$(11,698)	$(112,801)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	96,629	28,225	4,020	128,874
Our share of real estate-related depreciation and amortization of unconsolidated joint venture	2,499	2,639	—	5,138
Impairment of real estate property	2,672	—	—	2,672
Net gain on disposition of real estate properties	(1,428)	—	—	(1,428)
Net loss on sell down of joint venture ownership interest	64	—	—	64

NAREIT FFO applicable to common stockholders	$37,110	$(6,686)	$(7,678)	$22,519

NAREIT FFO per common share	$0.28	$(0.13)	$(0.83)	$0.49

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$37,110	$(6,686)	$(7,678)	$22,519
Add Company-defined adjustments:
Acquisition costs	36,909	31,822	12,083	80,877
Our share of acquisition costs of unconsolidated joint venture	212	1,485	—	1,697
Organization costs	—	—	17	93

Company-defined FFO applicable to common stockholders	$74,231	$26,621	$4,422	$105,186

Company-defined FFO per common share	$0.56	$0.51	$0.47	$2.30

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO applicable to common stockholders	$74,231	$26,621	$4,422	$105,186
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(12,636)	(5,266)	(719)	(18,621)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture	(505)	(503)	—	(1,008)
Organization costs	—	—	(17)	(93)

MFFO applicable to common stockholders	$61,090	$20,852	$3,686	$85,464

MFFO per common share	$0.46	$0.40	$0.40	$1.87

Weighted-average shares outstanding	133,524	51,801	9,229	45,823

We believe that: (i) our FFO of $37.1 million, or $0.28 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in DRIP shares) in the amount of $72.2 million, or $0.54 per share, for the year ended December 31, 2016; and (ii) our FFO of $22.5 million, or $0.49 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in DRIP shares) of $103.2 million, or $1.61 per share, for the period from Inception (August 28, 2012) to December 31, 2016, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements during the acquisition phase of our life cycle include, and will continue to include, net proceeds from the Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor, cash generated from operating activities, and asset sales. Our principal uses of funds are, and will continue to be for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from the Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service and distribution requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Total cash provided by (used in):
Operating activities	$37,666	$(7,132)	$(6,464)
Investing activities	(1,147,557)	(1,076,656)	(417,519)
Financing activities	1,110,820	1,083,098	429,231

Net increase (decrease) in cash	$929	$(690)	$5,248

2016 Cash Flows Compared to 2015 Cash Flows

Cash provided by operating activities during the year ended December 31, 2016 increased by approximately $44.8 million as compared to the same period in 2015, primarily as a result of continued growth in our portfolio and operations. Cash used in investing activities during the year ended December 31, 2016 increased by approximately $70.9 million as compared to the same period in 2015, primarily due to an increase in our acquisition and development activity in the amount of $108.6 million, which was partially offset by the proceeds of $53.8 million received from the disposition of five industrial buildings during 2016. Cash provided by financing activities during the year ended December 31, 2016 increased by approximately $27.7 million as compared to the same period in 2015, primarily due to an increase in our net borrowings of $291.5 million, offset by a decrease in net proceeds raised in the Offering of $239.4 million and an increase in distributions paid of $18.2 million.

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

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of December 31, 2016, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had approximately $181.0 million outstanding under our line of credit with a weighted-average effective interest rate of 2.44%, which includes the effect of the interest rate swap agreements related to $150.0 million of the borrowings under our line of credit, and $500 million outstanding under our term loans with a weighted-average effective interest rate of 2.66%, which includes the effect of the interest rate swap agreements related to our $350.0 million term loan. The unused and available portions under our line of credit were $319.0 million and $289.7 million, respectively. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 8 to the Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of December 31, 2016, we had property-level borrowings of approximately $617.9 million outstanding with a weighted-average remaining term of approximately 7.2 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.31%, which includes the effects of the interest rate swap agreement relating to our $97.0 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions and/or pay down corporate debt. See “Note 8 to the Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of December 31, 2016.

Offering Proceeds. As of December 31, 2016, the amount of aggregate gross proceeds raised from the Offering was $1.6 billion ($1.4 billion net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the year ended December 31, 2016, approximately 38.5% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 61.5% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically 10.2% were funded with proceeds from financing activities, which consisted of debt financings, and 51.3% were funded with proceeds from the issuance of DRIP shares. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the first quarter of 2017, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the first quarter of 2017 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). This distribution rate represents an increase of $0.00735 per share with respect to the Class A shares and Class T shares, or 5.4%, compared to the quarterly distribution rate of $0.13515 per Class A share and Class T share (less the distribution fees that are payable with respect to such Class T shares, as calculated on a daily basis) for the fourth quarter of 2015 and for all of 2016. Distributions for the first quarter of 2017 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than April 15, 2017.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay distributions, which if insufficient could negatively impact our ability to pay such distributions. See “Note 14 to the Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities (1)		Proceeds from Financing Activities (2)		Proceeds from Issuance of DRIP Shares (3)		Gross Distributions (4)
2016
December 31	$10,126	49.6%	$—	—%	$10,271	50.4%	$20,397
September 30	9,216	48.9	—	—	9,638	51.1	18,854
June 30	8,410	48.2	—	—	9,042	51.8	17,452
March 31	—	—	7,410	48.0	8,040	52.0	15,450

Total	$27,752	38.5%	$7,410	10.2%	$36,991	51.3%	$72,153

2015
December 31	$—	—%	$4,899	47.4%	$5,443	52.6%	$10,342
September 30	—	—	3,392	47.7	3,725	52.3	7,117
June 30	2,700	48.2	—	—	2,900	51.8	5,600
March 31	—	—	1,756	49.3	1,806	50.7	3,562

Total	$2,700	10.1%	$10,047	37.8%	$13,874	52.1%	$26,621

(1)	For the year ended December 31, 2016, the Advisor waived asset management fees totaling $0.3 million and repayments to the Advisor pursuant to the Expense Support Agreement totaled $5.4 million. For the year ended December 31, 2015, the Advisor deferred and/or waived asset management fees totaling $3.4 million.
(2)	For the periods presented, all distributions provided by financing activities were funded from debt financings.
(3)	Stockholders may elect to have distributions reinvested in shares of our common stock through our distribution reinvestment plan.

Refer to “Note 11 to the Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the years ended December 31, 2016 and 2015, we received eligible redemption requests related to approximately 605,000 and 105,000 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $5.9 million, or an average price of $9.73 per share for 2016 and approximately $1.0 million, or an average price of $9.85 per share for 2015. Based on the estimated NAV per share of our common stock determined by our board of directors in August 2015, we have repurchased shares of our common stock above the estimated NAV per share and, accordingly, these repurchases have been dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program.”

Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, distributions to stockholders, debt repayment, purchases of real property, debt related or other investments. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. If our board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior notice, which we will provide by filing a Current Report on Form 8-K with the SEC.

SUBSEQUENT EVENTS

Status of Offering

A summary of our public offering, as of March 6, 2017, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$986,810	$582,969	$1,569,779
DRIP offering	41,741	11,281	53,022

Total offering	$1,028,551	$594,250	$1,622,801

Number of shares sold:
Primary offering	97,217	59,202	156,419
DRIP offering	4,251	1,151	5,402

Total offering	101,468	60,353	161,821

As of March 6, 2017, approximately $255.2 million in shares of common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares and $122.0 million in shares of common stock remained available for sale through our distribution reinvestment plan. The board of directors, in its sole discretion, may determine to further reallocate distribution reinvestment plan shares for sale in the primary offering.

Dispositions

In February 2017, we sold to third parties all four industrial buildings that were classified as held for sale as of December 31, 2016, for net proceeds of approximately $15.9 million. Total disposition fees and expenses were $0.8 million, which included $0.4 million that was paid to the Advisor. All of the buildings were located in the Atlanta market. Total net gain on the transaction was approximately $0.1 million.

CONTRACTUAL OBLIGATIONS

The following table summarizes future obligations, due by period, as of December 31, 2016, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$37,802	$79,464	$757,505	$634,079	$1,508,850
Future estimated distribution fees payable	5,606	11,255	9,609	482	26,952
Unfunded development commitments (2)	3,530	—	—	—	3,530

Total	$46,938	$90,719	$767,114	$634,561	$1,539,332

(1)	Includes principal and interest on debt. See “Note 8 to the Consolidated Financial Statements” for more detail.
(2)	Unfunded development commitments include estimated costs that we are obligated to fund under construction contracts assuming certain conditions are met.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. We plan to adopt the standard when it becomes effective for us, beginning January 1, 2018. The guidance permits two methods of adoption, the full retrospective method or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients. We have not determined which adoption method will be applied. Rental revenues and certain tenant reimbursement revenue earned from leasing our operating properties will be evaluated with the adoption of the lease accounting standard (as discussed below). Additionally, we do not expect the standard to significantly impact the accounting for sales of our properties. Our initial analysis of our non-lease related revenue contracts indicates that the adoption of this standard will not have a material effect on our consolidated financial statements; however, we are still in the process of evaluating ASU 2014-09.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases; however, the standard requires that lessors no longer capitalize certain initial direct costs (such as allocated payroll costs) that are incurred regardless of whether the lease is obtained, and instead expense them as incurred. As such, certain of these costs that are capitalizable under existing standards may be expensed as incurred after adoption of ASU 2016-02. We expect that substantially all of our leasing costs will remain capitalizable under this new standard. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to early adopt the standard, beginning January 1, 2018. The guidance will be adopted using a modified retrospective transition, which will require application of ASU 2016-02 at the beginning of the earliest comparative period presented. Our initial analysis of our lease contracts indicates that the adoption of this standard will not have a material effect on our consolidated financial statements; however, we are still in the process of evaluating the impact of ASU 2016-02.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provides specific guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We do not anticipate the adoption of ASU 2016-15 will have a significant impact on our consolidated financial statements. Upon the adoption of ASU 2016-18, we will update the presentation of restricted cash in our current statement of cash flows to conform to the new requirements.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We expect most of our acquisitions of properties and portfolios of properties to qualify as asset acquisitions under the standard which permits the capitalization of acquisition costs to the basis of the acquired buildings. ASU 2017-01 is effective for periods beginning after December 31, 2017. We adopted this standard effective January 1, 2017. Under this new standard, all acquisition costs will be capitalized instead of expensed, which as of December 31, 2016, would have included $36.9 million of acquisition expenses.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2016, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.

Fixed Interest Rate Debt. As of December 31, 2016, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, and $350.0 million of borrowings under one of our term loans, and $617.9 million under our mortgage notes, which, in the aggregate, represented approximately 86.1% of our total consolidated debt. The interest rates on these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2016, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.1 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2016. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2016, our consolidated variable interest rate debt consisted of $31.0 million of borrowings under our line of credit and our $150.0 million term loan, which represented approximately 13.9% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of December 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $181.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2016, would change our annual interest expense by approximately $0.1 million.

Derivative Instruments. As of December 31, 2016, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $597.0 million. See “Note 8 to the Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Industrial Property Trust Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Property Trust Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Property Trust Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 15, 2017

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2016	2015
ASSETS
Net investment in real estate properties	$2,478,329	$1,374,195
Investment in unconsolidated joint venture	69,695	94,331
Cash and cash equivalents	8,358	7,429
Restricted cash	80	3,580
Straight-line and tenant receivables, net	15,565	5,185
Due from affiliates	30	57
Other assets	23,251	18,478
Assets held for sale	15,625	—

Total assets	$2,610,933	$1,503,255

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$21,912	$8,751
Debt, net	1,288,642	609,033
Due to affiliates	31,006	2,525
Distributions payable	19,609	10,304
Other liabilities	43,527	25,236
Liabilities related to assets held for sale	267	—

Total liabilities	1,404,963	655,849
Commitments and contingencies (Note 15)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share—900,000 shares authorized, 99,374 shares and 84,595 shares issued and outstanding, respectively	994	846
Class T common stock, $0.01 par value per share—600,000 shares authorized, 58,032 shares and 18,390 shares issued and outstanding, respectively	580	184
Additional paid-in capital	1,402,611	927,556
Accumulated deficit	(212,807)	(81,181)
Accumulated other comprehensive income	14,091	—

Total stockholders’ equity	1,205,469	847,405
Noncontrolling interests	501	1

Total equity	1,205,970	847,406

Total liabilities and equity	$2,610,933	$1,503,255

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
(in thousands, except per share data)	2016	2015	2014
Revenues:
Rental revenues	$176,289	$51,134	$6,645

Total revenues	176,289	51,134	6,645

Operating expenses:
Rental expenses	45,488	12,815	1,580
Real estate-related depreciation and amortization	96,629	28,225	4,020
General and administrative expenses	7,103	4,612	2,236
Asset management fees, related party	17,775	5,532	902
Acquisition expenses, related party	24,489	22,390	8,168
Acquisition expenses	12,420	9,432	3,915
Impairment of real estate property	2,672	—	—
Organization expenses, related party	—	—	17

Total operating expenses	206,576	83,006	20,838

Operating loss	(30,287)	(31,872)	(14,193)
Other expenses (income):
Equity in loss of unconsolidated joint venture	535	2,011	—
Interest expense and other	28,726	7,037	1,001
Net gain on disposition of real estate properties	(1,428)	—	—
Net loss on sell down of joint venture ownership interest	64	—	—

Total other expenses	27,897	9,048	1,001

Total expenses before expense support	234,473	92,054	21,839
Total expense support from (repayment to) Advisor	(5,111)	3,370	3,496

Net expenses after expense support	239,584	88,684	18,343

Net loss	(63,295)	(37,550)	(11,698)
Net income attributable to noncontrolling interests	(31)	—	—

Net loss attributable to common stockholders	$(63,326)	$(37,550)	$(11,698)

Weighted-average shares outstanding	133,524	51,801	9,229

Net loss per common share—basic and diluted	$(0.47)	$(0.72)	$(1.27)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31,
(in thousands)	2016	2015	2014
Net loss attributable to common stockholders	$(63,326)	$(37,550)	$(11,698)
Unrealized gain on derivative instruments, net	14,091	—	—

Comprehensive loss attributable to common stockholders	$(49,235)	$(37,550)	$(11,698)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2013	420	$4	$3,815	$(266)	$—	$1	$3,554
Net loss	—	—	—	(11,698)	—	—	(11,698)
Issuance of common stock	22,622	226	225,484	—	—	—	225,710
Share-based compensation	—	—	202	—	—	—	202
Offering costs	—	—	(25,573)	—	—	—	(25,573)
Redemptions of common stock	(12)	—	(122)	—	—	—	(122)
Dividends declared on common stock	—	—	—	(5,194)	—	—	(5,194)

Balance as of December 31, 2014	23,030	$230	$203,806	$(17,158)	$—	$1	$186,879

Net loss	—	—	—	(37,550)	—	—	(37,550)
Issuance of common stock	80,038	801	805,369	—	—	—	806,170
Share-based compensation	—	—	465	—	—	—	465
Upfront offering costs, including sales commissions, dealer manager fees, and offering costs	—	—	(80,903)	—	—	—	(80,903)
Trailing offering costs, consisting of distribution fees	—	—	(148)	148	—	—	—
Redemptions of common stock	(83)	(1)	(1,033)	—	—	—	(1,034)
Distributions declared on common stock	—	—	—	(26,621)	—	—	(26,621)

Balance as of December 31, 2015	102,985	$1,030	$927,556	$(81,181)	$—	$1	$847,406

Net income (loss)	—	—	—	(63,326)	—	31	(63,295)
Unrealized gain on derivative instruments	—	—	—	—	14,091	—	14,091
Issuance of common stock	55,048	550	546,912	—	—	—	547,462
Share-based compensation	—	—	933	—	—	—	933
Upfront offering costs, including sales commissions, dealer manager fees, and offering costs	—	—	(36,104)	—	—	—	(36,104)
Trailing offering costs, consisting of distribution fees	—	—	(30,805)	3,853	—	—	(26,952)
Redemptions of common stock	(627)	(6)	(5,881)	—	—	—	(5,887)
Preferred interest in Subsidiary REITs	—	—	—	—	—	500	500
Distributions on common stock and dividends on noncontrolling interest	—	—	—	(72,153)	—	(31)	(72,184)

Balance as of December 31, 2016	157,406	$1,574	$1,402,611	$(212,807)	$14,091	$501	$1,205,970

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
(in thousands)	2016	2015	2014
Operating activities:
Net loss	$(63,295)	$(37,550)	$(11,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	96,629	28,225	4,020
Equity in loss of unconsolidated joint venture	535	2,011	—
Straight-line rent and amortization of above- and below-market leases	(12,636)	(5,266)	(719)
Impairment of real estate property	2,672	—	—
Net loss on sell down of joint venture ownership interest	64	—	—
Net gain on disposition of real estate properties	(1,428)	—	—
Other	3,030	1,693	518
Changes in operating assets and liabilities:
Tenant receivables, restricted cash and other assets	(2,244)	(5,036)	(334)
Accounts payable, accrued expenses and other liabilities	11,393	7,806	1,559
Due from / to affiliates, net	2,946	985	190

Net cash provided by (used in) operating activities	37,666	(7,132)	(6,464)

Investing activities:
Real estate acquisitions	(1,186,441)	(1,087,709)	(408,004)
Acquisition deposits	(3,875)	(15,187)	(7,927)
Proceeds from the disposition of real estate properties	53,772	—	—
Capital expenditures and development activities	(35,051)	(13,874)	(1,588)
Investment in unconsolidated joint venture	(33,139)	(66,230)	—
Net proceeds from sale of joint venture ownership interest	57,177	72,146	—
Distribution from unconsolidated joint venture	—	34,198	—

Net cash used in investing activities	(1,147,557)	(1,076,656)	(417,519)

Financing activities:
Proceeds from line of credit	851,000	665,000	258,700
Repayments of line of credit	(935,000)	(535,000)	(23,700)
Proceeds from mortgage note	506,480	100,000	—
Proceeds from term loan	250,000	150,000	—
Financing costs paid	(6,138)	(5,172)	(2,193)
Proceeds from issuance of common stock	508,166	777,184	213,851
Offering costs paid upon issuance of common stock	(29,372)	(59,004)	(16,192)
Distributions paid to common stockholders	(27,220)	(9,046)	(1,113)
Distribution fees paid	(3,496)	(38)	—
Redemptions of common stock	(3,600)	(826)	(122)

Net cash provided by financing activities	1,110,820	1,083,098	429,231

Net increase (decrease) in cash and cash equivalents	929	(690)	5,248
Cash and cash equivalents, at beginning of period	7,429	8,119	2,871

Cash and cash equivalents, at end of period	$8,358	$7,429	$8,119

Supplemental disclosure of non-cash investing and financing activities:
Interest paid, net of capitalized interest	$25,235	$5,411	$761
Mortgage notes assumed on real estate acquisitions	11,400	—	—
Deconsolidation of net assets in connection with sale of ownership interest in unconsolidated joint venture	—	124,586	—
Distributions payable	19,609	10,304	2,368
Redemptions payable	2,495	208	—
Future estimated distribution fees payable	26,952	—	—
Distributions reinvested in common stock	32,163	9,601	973
Non-cash capital expenditures	3,739	2,255	533

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries. The Company is a Maryland corporation formed on August 28, 2012.

The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean that the Company’s customers will be investment grade and much of the Company’s customer base is currently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate related equity securities. As of December 31, 2016, the Company owned and managed, either directly or through its 20.0% ownership interest in the BTC Partnership (as defined in “Note 6”), a real estate portfolio that included 242 industrial buildings. The Company operates as one reportable segment comprised of industrial real estate.

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

Reclassifications

Certain items in the Company’s consolidated balance sheet for 2015 have been reclassified to conform to the 2016 presentation. Net deferred financing costs have been reclassified from assets to liabilities and are presented in the balance sheets as a direct deduction from the debt liability.

Investment in Real Estate Properties

Upon acquisition, the purchase price of a property is allocated to land, building, and intangible lease assets and liabilities. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. During 2016, one debt instrument was assumed at a fair value of $11.4 million. No debt was assumed in connection with the 2015 acquisitions. Costs associated with the acquisition of a property, including acquisition fees paid to Industrial Property Advisors LLC (the “Advisor”) are expensed as incurred. Properties that are probable to be sold are to be designated as “held for sale” on the balance sheet when certain criteria are met.

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

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the year ended December 31, 2016, the Company recorded approximately $2.7 million of non-cash impairment charges related to four wholly-owned properties that it acquired as part of a portfolio purchase in the Atlanta market. Due to a change in management’s estimate of the intended hold period of these properties, the Company reevaluated the fair value of the properties and determined that the net book value of the properties exceeded the estimated future undiscounted cash flows and the estimated liquidation value less costs to sell the properties, resulting in the impairment. As of December 31, 2016, the net book value of the properties equaled the estimated fair value, which had an aggregate total value of approximately $15.5 million. The Company has determined that its impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. For the years ended December 31, 2015 and 2014, the Company did not record any impairment charges related to real estate assets.

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

The Company evaluates its investment in the unconsolidated joint venture for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, the Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If the Company determined any decline in value is other-than-temporary, the Company would recognize an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the unconsolidated joint venture for the years ended December 31, 2016, 2015, and 2014. See “Note 6” for additional information regarding the unconsolidated joint venture.

Assets Held for Sale

The Company classifies a property as held for sale when certain criteria are met, in accordance with GAAP. Assets classified as held for sale are expected to be sold to a third party. At such time the property meets the held for sale criteria, the respective assets and liabilities are presented separately in the consolidated balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. See “Note 7” for additional information regarding the assets held for sale. See “Note 7” for additional details.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities at the acquisition date of three months or less.

Straight-line Rent and Tenant Receivables

Straight-line rent and tenant receivables include all straight-line rent and accounts receivable, net of allowances. The Company maintains an allowance for estimated losses that may result from the inability of certain of its customers to make required payments. If a customer fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2016, and 2015 the Company’s allowance for doubtful accounts was approximately $0.3 million and $0.1 million, respectively.

Derivative Instruments

The Company records its derivative instruments in the consolidated balance sheets at fair value. The Company’s derivative instruments are designated as cash flow hedges and are used to hedge exposure to variability in expected future cash flows, such as future interest payments. For cash flow hedges, the changes in fair value of the derivative instrument that represent changes in expected future cash flows, which are effectively hedged by the derivative instrument, are initially reported as other comprehensive income in the consolidated statements of equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. As such, the effective portion of the hedge impacts net income in the same period as the hedged item. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to net income when the determination of hedge ineffectiveness is made. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future interest payments in order to estimate the cash flows of the designated hedged item or transaction. The Company does not use derivative instruments for trading or speculative purposes.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related credit facilities. Unamortized deferred financing costs are written off if debt is retired before its maturity date. Accumulated amortization of deferred financing costs was approximately $3.1 million and $1.3 million as of December 31, 2016 and 2015, respectively. The Company’s interest expense for the years ended December 31, 2016, 2015 and 2014 included $1.9 million, $1.1 million and $0.3 million, respectively, of amortization of financing costs.

Capitalized Interest

The Company capitalizes interest as a cost of development. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the years ended December 31, 2016 and 2015, approximately $1.5 million and $0.5 million of interest was capitalized, respectively. There was no capitalized interest for the year ended December 31, 2014.

Distribution Fees

Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T shares. The Company accrues for: (i) the monthly amount payable as of the balance sheet date, and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares outstanding as of the balance sheet date. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 14” for additional information regarding when distribution fees become payable.

Noncontrolling Interests

Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to the noncontrolling interests on the consolidated statements of operations. Noncontrolling interests also represent the portion of equity in the acquired subsidiary real estate investment trusts (“Subsidiary REITs”), that the Company does not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheets as noncontrolling interests within permanent equity. See “Note 13” for additional information regarding the Subsidiary REITs.

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

Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred. For the years ended December 31, 2016, 2015 and 2014, tenant reimbursement revenue recognized in rental revenues was approximately $41.4 million, $11.5 million and $1.4 million, respectively.

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

The Company recognizes gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred to the purchaser and the Company no longer has substantial continuing involvement with the real estate that was sold. The Company recognizes losses from the disposition of real estate when known to the Company.

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

Organization and Offering Expenses

Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company is not successful in raising additional equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 14” for additional information regarding when organization and offering expenses become reimbursable.

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

Net Loss Per Common Share

The Company computes net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period for each class. There are no class specific expenses and each class of common stock shares equally in the profits and losses of the Company. There were no dilutive shares for the years ended December 31, 2016, 2015 and 2014.

Recently Adopted Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance effective January 1, 2016. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company plans to adopt the standard when it becomes effective for the Company, beginning January 1, 2018. The guidance permits two methods of adoption, the full retrospective method or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients. The Company has not determined which adoption method will be applied. Rental revenues and certain tenant reimbursement revenue earned from leasing our operating properties will be evaluated with the adoption of the lease accounting standard (as discussed below). Additionally, the Company does not expect the standard to significantly impact the accounting for sales of its properties. The Company’s initial analysis of its non-lease related revenue contracts indicates that the adoption of the standard will not have a material effect on its consolidated financial statements; however, the Company is still in the process of evaluating ASU-2014-09.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases ; however, the standard requires that lessors no longer capitalize certain initial direct costs (such as allocated payroll costs) that are incurred regardless of whether the lease is obtained, and instead expense them as incurred. As such, certain of these costs that are capitalizable under existing standards may be expensed as incurred after adoption of ASU 2016-02. The Company expects that substantially all of our leasing costs will remain capitalizable under this new standard. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to early adopt the standard, beginning January 1, 2018. The guidance will be adopted using a modified retrospective transition, which will require application of ASU 2016-02 at the beginning of the earliest comparative period presented. The Company’s initial analysis of its lease contracts indicates that the adoption of this standard will not have a material effect on its consolidated financial statements; however, the Company is still in the process of evaluating the impact of ASU 2016-02.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provides guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-15 and ASU 2016-18 are effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not anticipate the adoption of ASU 2016-15 will have a significant impact on its consolidated financial statements. Upon the adoption of ASU 2016-18, the Company will update the presentation of restricted cash in its current statement of cash flows to conform to the new requirements.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an asset acquisition or a business combination. The Company expects most of its acquisitions to qualify as asset acquisitions under the standard which requires the capitalization of transaction costs to the basis of the acquired assets. ASU 2017-01 is effective for periods beginning after December 15, 2017. The Company adopted this standard effective January 1, 2017. Under this new standard, all acquisition costs will be capitalized instead of expensed, which as of December 31, 2016, would have included $36.9 million of acquisition expenses.

3. ACQUISITIONS

The Company acquired 100% of the following properties during the years ended December 31, 2016 and 2015:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
2016 Acquisitions:
Northwest Industrial Center	1/5/2016	3	$13,441	$12,633	$2,554	$81	$(274)	$28,435
Golden State Portfolio	1/12/2016	4	9,128	4,874	1,183	131	(19)	15,297
Victory Industrial Portfolio (5)	1/13/2016	5	9,712	44,493	5,965	461	(1,811)	58,820
GSW Distribution Center	1/27/2016	1	3,676	13,327	—	—	—	17,003
National Distribution Portfolio	1/29/2016	7	10,693	92,746	11,748	659	(1,346)	114,500
Lehigh Valley Distribution Center II (2)	3/7/2016	1	7,093	19,778	1,092	—	(70)	27,893
Kent Industrial Portfolio	3/28/2016	4	9,813	20,042	2,046	40	(444)	31,497
Auburn 167 Industrial Center	4/14/2016	3	6,934	13,447	1,605	140	(137)	21,989
Corona Industrial Center	4/27/2016	1	10,958	8,882	553	—	—	20,393
National Distribution Portfolio II	5/19/2016	7	43,459	134,781	9,917	407	(1,064)	187,500
Carlisle Distribution Center	5/19/2016	1	7,892	19,595	1,925	—	(563)	28,849
Central Valley Portfolio	5/24/2016	3	8,239	29,603	3,998	—	(396)	41,444
Cheyenne Distribution Center	5/25/2016	1	5,200	22,320	2,647	—	—	30,167
Peoria Distribution Center	6/15/2016	1	3,825	15,933	1,588	—	(97)	21,249
Trade Port Distribution Center II	6/17/2016	2	5,170	40,903	6,227	—	—	52,300
Northeast Distribution Portfolio (6)	6/20/2016	2	6,745	20,110	3,220	—	(675)	29,400
Pinnacle Distribution Center II	6/22/2016	1	8,150	23,168	2,436	—	(154)	33,600
Southeast Industrial Portfolio (3)	7/11/2016	3	5,593	64,632	7,204	—	(1,314)	76,115
Alessandro Distribution Center	7/20/2016	1	16,457	31,263	1,517	—	(1,864)	47,373
Lakeside Distribution Center	7/26/2016	1	2,852	12,765	1,018	—	(299)	16,336
Billings Industrial Portfolio	8/5/2016	2	4,646	13,843	2,123	—	(562)	20,050
Marley Neck Distribution Center	8/8/2016	1	5,215	10,963	1,062	285	—	17,525
Lakeside Commerce Center	8/16/2016	4	6,955	33,126	4,379	295	(656)	44,099
Corona Industrial Center II	9/13/2016	1	8,244	8,820	380	—	—	17,444
Park West Distribution Center	11/8/2016	1	3,016	19,958	2,197	69	—	25,240
Exeter Portfolio	11/22/2016	2	10,745	13,617	2,014	31	(58)	26,349
Other acquisitions	Various	25	55,696	99,815	13,260	185	(2,171)	166,785

Total 2016 Acquisitions		88	$289,547	$845,437	$93,858	$2,784	$(13,974)	$1,217,652

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
2015 Acquisitions:
Newark Distribution Center	1/6/2015	1	$8,523	$10,217	$825	$347	$—	19,912
Totowa Commerce Center	1/23/2015	1	10,715	13,421	2,927	—	(813)	26,250
8A Distribution Center	2/2/2015	1	7,949	15,071	836	—	(382)	23,474
Bayport Distribution Center	2/17/2015	2	4,807	31,788	2,436	184	—	39,215
Tuscany Industrial Center (4)	3/12/2015	1	1,621	8,812	1,091	—	—	11,524
8A Distribution Center II	5/1/2015	1	5,516	8,650	1,284	—	—	15,450
Livermore Distribution Center	5/1/2015	1	4,885	19,869	2,533	—	(1,531)	25,756
Chastain Meadows Distribution Center	6/1/2015	5	5,362	34,530	4,971	933	(146)	45,650
Auburn Distribution Center	6/10/2015	1	3,984	11,215	1,411	405	—	17,015
Carol Stream Distribution Center	7/20/2015	1	7,136	10,222	1,985	2,057	—	21,400
Houston Industrial Portfolio	7/30/2015, 9/25/2015	3	9,969	30,642	3,133	150	(175)	43,719
Wilson Commerce Center	8/7/2015	1	1,897	23,554	2,460	126	(138)	27,899
Interstate South Distribution Center	8/25/2015	1	2,523	16,368	689	—	(215)	19,365
Kelley Point Distribution Center	9/9/2015	5	12,710	55,841	6,579	—	(1,570)	73,560
Aurora Distribution Center	9/21/2015	1	4,007	13,690	2,107	1,196	—	21,000
Salt Lake City Distribution Center	10/23/2015	1	3,514	11,702	1,559	—	—	16,775
York Distribution Center	11/10/2015	1	4,378	11,050	1,467	—	(495)	16,400
Etiwanda Industrial Center	11/13/2015	3	8,916	7,400	944	—	(87)	17,173
Cincinnati Industrial Center	11/23/2015	4	3,595	27,250	3,747	173	(313)	34,452
Mid Counties Distribution Center	12/1/2015	1	8,418	8,334	1,449	—	—	18,201
Chicago Industrial Portfolio	12/17/2015	5	16,711	50,253	4,898	271	(2,533)	69,600
Atlanta Industrial Portfolio	12/17/2015	14	11,642	54,917	8,333	653	(39)	75,506
Lehigh Valley Distribution Center	12/22/2015	1	9,485	26,059	2,583	—	(527)	37,600
Phoenix Industrial Portfolio	12/22/2015	5	8,722	25,480	4,340	115	(674)	37,983
Golden State Portfolio	12/23/2015	10	88,305	70,546	11,043	389	(1,828)	168,455
Northwest Industrial Center	12/29/2015	8	15,765	17,224	3,987	484	(382)	37,078
Other acquisitions	Various	19	42,272	85,218	11,603	96	(1,159)	138,030

Total 2015 Acquisitions		98	$313,327	$699,323	$91,220	$7,579	$(13,007)	$1,098,442

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
(2)	Includes an additional land parcel acquisition in May 2016 for a purchase price of $0.4 million.
(3)	Includes an acquisition with debt assumed at fair value of $11.4 million.
(4)	In August 2015, the Company sold Tuscany Industrial Center to the BTC Partnership, as defined in “Note 6,” and it was subsequently deconsolidated.
(5)	In November 2016, two of the buildings in this portfolio were sold to a third party. See “Note 4” for additional details on the dispositions.
(6)	In December 2016, this portfolio was sold to a third party. See “Note 4” for additional details on the dispositions.

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

Property	Amortization period
(years)
Northwest Industrial Center	5.2
Golden State Portfolio	2.5
Victory Industrial Portfolio	10.1
GSW Distribution Center	—
National Distribution Portfolio	5.7
Lehigh Valley Distribution Center II	4.5
Kent Industrial Portfolio	3.2
Auburn 167 Industrial Center	4.1
Corona Industrial Center	5.1
National Distribution Portfolio II	1.8
Carlisle Distribution Center	3.5
Central Valley Portfolio	4.0
Cheyenne Distribution Center	7.1
Peoria Distribution Center	3.3
Trade Port Distribution Center II	10.0
Northeast Distribution Portfolio	10.7
Pinnacle Distribution Center II	3.7
Southeast Industrial Portfolio	4.0
Alessandro Distribution Center	10.5
Lakeside Distribution Center	4.9
Billings Industrial Portfolio	5.1
Marley Neck Distribution Center	9.1
Lakeside Commerce Center	3.5
Corona Industrial Center II	5.0
Park West Distribution Center	3.2
Exeter Portfolio	5.2
Other acquisitions	3.3

Pro Forma Financial Information (Unaudited)

The table below includes the following: (i) actual revenues and net income for the 2016 acquisitions (as described above) included in the Company’s consolidated statement of operations for the year ended

December 31, 2016; (ii) actual revenues and net loss for the 2015 acquisitions included in the Company’s consolidated statement of operations for the year ended December 31, 2015; and (iii) pro forma revenues and net loss reflecting the 2016 and 2015 acquisitions, as if the date of each acquisition had been January 1, 2015 and January 1, 2014, respectively. The table below does not include any acquisitions that were subsequently disposed nor any acquisitions made by nor sold to the BTC Partnership, as defined in “Note 6,” that were subsequently deconsolidated by the Company. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results.

	For the Year Ended December 31,
(in thousands)	2016	2015
Actual:
Total revenues	$57,406	$24,929

Net loss	$1,855	$(448)

Pro forma:
Total revenues (1)	$208,401	$204,994

Net loss (2)	$(22,570)	$(33,900)

(1)	In deriving the pro forma total revenues, an adjustment was made to include incremental revenue of $32.1 million and $153.9 million for the years ended December 31, 2016 and 2015, respectively. The incremental rental revenue was determined based on each acquired property’s historical rental revenue and the purchase accounting entries and includes: (i) the incremental base rent adjustments calculated based on the terms of the acquired leases and presented on a straight-line basis; and (ii) the incremental reimbursement and other revenue adjustments, which consist primarily of rental expense recoveries, and are determined based on the acquired customer’s historical reimbursement and other revenue with respect to the acquired properties.
(2)	In deriving the pro forma net loss, an adjustment was made to exclude acquisition-related expenses of $36.9 million and $31.8 million for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2015, the pro forma net loss was adjusted to include acquisition-related expenses of $36.9 million relating to the 2016 acquisitions, as if these expenses had been incurred as of January 1, 2015.

4. DISPOSITIONS

During 2016, the Company sold to third parties five industrial buildings for net proceeds of approximately $54.2 million. Total disposition fees and expenses were $2.8 million, of which $1.4 million was paid to the Advisor. Of these dispositions: (i) two buildings were located in the Atlanta market; (ii) one building was located in the San Antonio market; (iii) one building located in the Oklahoma City market; and (iv) one building was located in the Connecticut market.

Gains on the disposition of real estate properties are recorded when the recognition criteria have been met, generally at the time title is transferred, and the Company no longer has substantial continuing involvement with the real estate sold. For the year ended December 31, 2016, total net gain on dispositions was $1.4 million. No gains were recorded for the years ended December 31, 2015 and 2014.

5. INVESTMENT IN REAL ESTATE PROPERTIES

As of December 31, 2016 and 2015, the Company’s consolidated investment in real estate properties consisted of 215 and 131 industrial buildings, respectively. As of December 31, 2016, the Company had classified four industrial buildings as held for sale, which are not included in the following tables within “Note 5.” See “Note 7” below for additional information related to assets held for sale.

(in thousands)	December 31, 2016	December 31, 2015
Land	$684,280	$405,739
Building and improvements	1,686,929	866,032
Intangible lease assets	219,512	123,451
Construction in progress	13,843	11,023

Investment in real estate properties	2,604,564	1,406,245
Less accumulated depreciation and amortization	(126,235)	(32,050)

Net investment in real estate properties	$2,478,329	$1,374,195

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of December 31, 2016 and 2015 include the following:

	December 31, 2016			December 31, 2015
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$208,361	$(59,226)	$149,135	$114,768	$(15,039)	$99,729
Above-market lease assets (1)	11,151	(3,143)	8,008	8,683	(815)	7,868
Below-market lease liabilities (2)	(30,929)	7,798	(23,131)	(18,431)	2,474	(15,957)

(1)	Included in net investment in real estate properties on the consolidated balance sheets.
(2)	Included in other liabilities on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2016, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
2017	$43,327	$2,077	$(5,910)
2018	33,369	1,735	(4,847)
2019	23,860	1,121	(3,837)
2020	16,583	802	(2,975)
2021	11,477	724	(2,214)
Thereafter	20,519	1,549	(3,348)

Total	$149,135	$8,008	$(23,131)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2016, excluding rental revenues from the potential renewal or replacement of existing leases and from future tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
2017	$148,585
2018	139,274
2019	120,411
2020	95,738
2021	76,335
Thereafter	172,999

Total	$753,342

Rental Revenue and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$9,571	$3,868	$431
Above-market lease amortization	(2,438)	(742)	(81)
Below-market lease amortization	5,503	2,140	369
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$49,915	$14,593	$1,947
Intangible lease asset amortization	46,714	13,632	2,073

Real Property Impairment

For the year ended December 31, 2016, the Company recorded approximately $2.7 million of non-cash impairment charges related to four wholly-owned properties that it acquired as part of a portfolio purchase in the Atlanta market. Due to a change in management’s estimate of the intended hold period of these properties, the Company reevaluated the fair value of the properties and determined that the net book value of the properties exceeded the estimated future undiscounted cash flows and the estimated liquidation value less costs to sell the properties, resulting in the impairment. As of December 31, 2016, the net book value of the properties equaled the estimated fair value, which had an aggregate total value of approximately $15.5 million. We have determined that our impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See “Note 9” for further discussion of the fair value hierarchy.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

In January 2016, IPT BTC I LP LLC (the “IPT Limited Partner”) sold and assigned to bcIMC (USA) Realty Div A2 LLC (the “BCIMC USA Limited Partner” and, together with the BCIMC Limited Partner, the “BCIMC Partners”) a portion of its ownership interest in the BTC Partnership equal to a 31.0% interest in the BTC Partnership for a purchase price equal to $58.6 million. The Company recorded a net loss of approximately $0.1 million, which included an asset management fee of $1.5 million paid to the Advisor in connection with the disposition. On September 15, 2016, the BTC Partnership Agreement was further amended to admit Industrial Property Advisors Sub I LLC, a wholly-owned subsidiary of the Advisor (the “Advisor Sub”) as a special limited partner of the BTC Partnership in exchange for a $10,000 capital contribution. The Advisor Sub was admitted as a special limited partner for the sole purpose of enabling the Advisor, through its ownership of the Advisor Sub, to receive payment of any incentive distributions directly from the BTC Partnership, to which the Advisor had been entitled under the services agreement between the general partner of the BTC Partnership, IPT BTC I GP LLC (the “General Partner”) and the Advisor in effect prior to the admission of the Advisor Sub, rather than having any such distributions from the BTC Partnership first pass through the General Partner before reaching the Advisor. Following the admission of the Advisor Sub as the special limited partner and the sell-down of the IPT Limited Partner’s interest as described above, the General Partner and the IPT Limited Partner (collectively, the “IPT Partners”) continue to collectively own a 20.0% interest in the BTC Partnership and the BCIMC Partners continue to own the remaining 80.0% interest in the BTC Partnership. The Company determined that it continues to maintain significant influence in the BTC Partnership and, as such, continues to report its investment under the equity method on the consolidated balance sheet as of December 31, 2016.

7. ASSETS HELD FOR SALE

As of December 31, 2016, the Company had four industrial buildings that met the criteria to be classified as held for sale. The following table summarizes the amounts held for sale as of December 31, 2016. The Company subsequently sold the buildings held for sale in February 2017. See “Note 17” for additional information.

	As of
(in thousands)	December 31, 2016	December 31, 2015
Real estate investment, net	$15,532	$ —
Straight-line receivables	93	—

Assets held for sale	$15,625	$ —

Intangible lease liabilities, net	110	—
Other liabilities	157	—

Liabilities related to assets held for sale	$267	$ —

8. DEBT

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

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	December 31, 2016	December 31, 2015	Maturity Date	December 31, 2016	December 31, 2015
Line of credit (1)	2.44%	1.83%	January 2020	$181,000	$265,000
Term loan (2)	2.65%	1.78%	January 2021	350,000	250,000
Term loan (3)	2.67%	—	May 2022	150,000	—
Fixed-rate mortgage notes (4)	3.31%	3.52%	July 2020 - December 2025	617,880	100,000

Total principal amount /weighted-average	2.94%	2.08%		$1,298,880	$615,000

Less unamortized debt issuance costs				$(10,238)	$(5,967)

Total debt, net				$1,288,642	$609,033

Gross book value of properties encumbered by debt				$986,818	$151,754

(1)	The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. As of December 31, 2016, the Company had fixed the interest rate with respect to $150.0 million in borrowings under its line of credit, having entered into three interest rate swap agreements in July 2016. As such, the weighted-average effective interest rate as of December 31, 2016 is the all-in interest rate, including the effects of the interest rate swap agreements. As of December 31, 2016, the unused and available portions under the line of credit were $319.0 million and $289.7 million, respectively. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.
(2)	The effective interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, each depending on the Company’s consolidated leverage ratio. In June 2016, the Company expanded its borrowings under its existing term loan by $100.0 million to a total of $350.0 million. As of December 31, 2016, the Company had fixed the interest rate with respect to this term loan, having entered into five interest rate swap agreements in January 2016, and two interest rate swap agreements in July 2016. As such, the weighted-average effective interest rate for the term loan as of December 31, 2016 is the all-in interest rate, including the effects of the interest rate swap agreements. The term loans are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.
(3)	In May 2016, the Company borrowed $150.0 million pursuant to a second unsecured term loan. The interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio.
(4)	Includes the effects of an interest rate swap agreement that the Company entered into in April 2016 relating to its variable-rate mortgage note with an amount outstanding of $97.0 million as of December 31, 2016. The all-in interest rate, including the effects of the interest rate swap agreement, was 3.45% as of December 31, 2016. The remaining fixed-rate mortgage notes have interest rates ranging from 2.94% to 3.52%.

As of December 31, 2016, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
2017	$—	$—	$—	$—
2018	—	—	1,354	1,354
2019	—	—	2,191	2,191
2020	181,000	—	15,259	196,259
2021	—	350,000	6,047	356,047
Thereafter	—	150,000	593,029	743,029

Total principal payments	$181,000	$500,000	$617,880	$1,298,880

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.

Debt Covenants

The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of December 31, 2016.

Derivative Instruments

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. As of December 31, 2016, the Company had 11 outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the year ended December 31, 2016, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s consolidated balance sheets:

	Notional	Balance Sheet	Fair Value as of December 31,
(in thousands)	Amount	Location	2016	2015
Interest rate swaps	$596,980	Other assets	$14,091	$ —

The following table presents the effect of the Company’s cash flow hedges on the Company’s consolidated financial statements:

	For the Year Ended Ended December 31,
(in thousands)	2016	2015	2014
Interest rate swaps:
Gain recognized in AOCI (effective portion)	$12,217	$ —	$ —
Loss reclassified from AOCI into income (effective portion)	1,874	—	—

Net other comprehensive income	$14,091	$ —	$ —

9. FAIR VALUE

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2016:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Derivative instruments	$ —	$14,091	$ —	$14,091

Total assets measured at fair value	$ —	$14,091	$ —	$14,091

As of December 31, 2016, the Company had no financial instruments that had been transferred among the fair value hierarchy levels. There were no financial instruments measured at fair value on a recurring basis as of December 31, 2015. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 8” above for further discussion of the Company’s derivative instruments.

The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2016		As of December 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivative instruments	$14,091	$14,091	$—	$—
Liabilities
Line of credit	181,000	181,000	265,000	265,000
Term loans	500,000	500,000	250,000	250,000
Mortgage notes	617,880	597,187	100,000	97,958

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

10. INCOME TAXES

The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2016, 2015 and 2014. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination by the taxing authority is 2012.

Distributions

Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2016, 2015 and 2014.

The unaudited preliminary taxability of the Company’s 2016, 2015 and 2014 distributions was:

	For the Year Ended December 31,
	2016	2015	2014
Per common share:
Ordinary income	$0.157	$0.367	$0.469
Non-taxable return of capital	0.383	0.143	—
Long-term capital gain	—	—	—

Total distribution	$0.540	$0.510	$0.469

11. STOCKHOLDERS’ EQUITY

Initial Public Offering

In September 2012, the Company filed a registration statement with the SEC on Form S-11 in connection with its initial public offering of up to $2.0 billion in shares of common stock (the “Offering”). The registration statement was subsequently declared effective in July 2013. Pursuant to its registration statement, the Company is offering for sale up to $2.0 billion in shares of its common stock.

Reclassification of Shares

On August 14, 2015, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock being offered pursuant to the registration statement into Class A shares and Class T shares. The SEC declared the post-effective amendment effective on August 19, 2015, at which time the Company began offering for sale up to $1.5 billion in shares of common stock at a price of $10.4407 per Class A share and $9.8298 per Class T share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.9187 per Class A share and $9.8298 per Class T share. In each case, the offering price was arbitrarily determined by the Company’s board of directors by taking the Company’s estimated net asset value (“NAV”) as of June 30, 2015 of $9.24 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to the Class A shares and the Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to the Company will be the same for both Class A shares and Class T shares. The NAV was not subject to audit by the Company’s independent registered public accounting firm. The Class A shares and Class T shares have identical rights and privileges, including voting rights, but have differing fees that are payable on a class-specific basis, as described in “Note 14.” The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares. The Company’s shares of common stock consist of Class A shares and Class T shares, all of which are collectively referred to herein as shares of common stock.

In August 2016, the Company reallocated $325.0 million in shares of common stock offered pursuant to the Company’s distribution reinvestment plan to the Company’s primary offering, such that an aggregate of $1.825 billion in shares are allocated to the primary offering and $175.0 million in shares are allocated to the distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering. In December 2016, the Company’s board of directors extended the term of the Offering until the earlier to occur of either: (i) June 30, 2017; or (ii) the date on which the Company has sold the remaining primary offering shares in any combination of Class A shares or Class T shares. The Company’s board of directors may determine to terminate the Offering at an earlier or later date, in its sole discretion. On July 21, 2016, the Company filed a registration statement on Form S-11 for a proposed follow-on offering. The Company does not intend to register new securities pursuant to the proposed follow-on offering, but rather will carry forward any unsold securities registered pursuant to the registration statement for the Offering if necessary to meet the Company’s capital raising goals.

A summary of the Company’s public offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”) offering), as of December 31, 2016, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$976,666	$563,144	$1,539,810
DRIP offering	35,061	7,687	42,748

Total offering	$1,011,727	$570,831	$1,582,558

Number of shares sold:
Primary offering	96,289	57,290	153,579
DRIP offering	3,565	782	4,347

Total offering	99,854	58,072	157,926

As of December 31, 2016, following the reallocation of shares in the Offering, approximately $285.2 million in shares of common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares and $132.3 million in shares of common stock remained available for sale through the Company’s distribution reinvestment plan. The board of directors, in its sole discretion, may determine to further reallocate distribution reinvestment plan shares for sale in the primary offering.

Common Stock

The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

	Class A		Class T		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	420	$4	—	$—	420	$4
Issuance of common stock:
Primary shares	22,494	225	—	—	22,494	225
DRIP shares	102	1	—	—	102	1
Stock grants	26	—	—	—	26	—
Redemptions	(12)	—	—	—	(12)	—

Balance as of December 31, 2014	23,030	$230	—	$—	23,030	$230

Issuance of common stock:
Primary shares	60,578	606	18,390	184	78,968	790
DRIP shares	994	10	—	—	994	10
Stock grants	79	1	—	—	79	1
Redemptions	(83)	(1)	—	—	(83)	(1)
Forfeitures	(3)	—	—	—	(3)	—

Balance as of December 31, 2015	84,595	$846	18,390	$184	102,985	$1,030

Issuance of common stock:
Primary shares	12,797	128	38,900	388	51,697	516
DRIP shares	2,469	25	782	8	3,251	33
Stock grants	118	1	—	—	118	1
Redemptions	(587)	(6)	(40)	—	(627)	(6)
Forfeitures	(18)	—	—	—	(18)	—

Balance as of December 31, 2016	99,374	$994	58,032	$580	157,406	$1,574

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2016
December 31	January 5, 2017	$0.13515	$8,840	$10,271	$1,286	$20,397
September 30	October 5, 2016	0.13515	8,147	9,638	1,069	18,854
June 30	July 5, 2016	0.13515	7,534	9,042	876	17,452
March 31	April 4, 2016	0.13515	6,788	8,040	622	15,450

Total			$31,309	$36,991	$3,853	$72,153

2015
December 31	January 13, 2016	$0.13515	$4,751	$5,443	$148	$10,342
September 30	October 15, 2015	0.12500	3,392	3,725	—	7,117
June 30	July 2, 2015	0.12500	2,700	2,900	—	5,600
March 31	April 15, 2015	0.12500	1,756	1,806	—	3,562

Total			$12,599	$13,874	$148	$26,621

(1)

Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share of common stock. The Company’s board of directors authorized distributions at this rate per Class T share of common stock, less the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis). The Company began offering Class T shares of its common stock in August 2015.
(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares only. Refer to “Note 14” for further detail regarding distribution fees.
(3)	Gross distributions are total distributions before the deduction of distribution fees.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Number of eligible shares redeemed	605	105	12
Aggregate amount of shares redeemed	$5,887	$1,034	$122
Average redemption price per share	$9.73	$9.85	$10.00

12. SHARE-BASED COMPENSATION

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

Restricted Stock Summary

As of December 31, 2016, all grants of restricted stock had been to non-senior executive employees of the Advisor and to the independent directors. A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its Equity Incentive Plan and its Private Placement Equity Incentive Plan for the year ended December 31, 2016 is as follows:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share
Nonvested shares at December 31, 2013	—	$—
Granted (1)	26	$10.00
Vested (1)	(15)	$10.00
Forfeited	—	$—

Nonvested shares at December 31, 2014 (1)	11	$10.00
Granted (2)	79	$10.11
Vested (2)	(29)	$10.09
Forfeited (2)	(3)	$10.15

Nonvested shares at December 31, 2015 (3)	58	$10.44
Granted (4)	118	$10.44
Vested (4)	(48)	$10.44
Forfeited (4)	(18)	$10.44

Nonvested shares at December 31, 2016 (5)	110	$10.94

(1)	The weighted-average fair value is based on the Company’s initial offering price of $10.00 per share on the grant date.
(2)	The weighted-average fair value is based on (i) the Company’s initial offering price of $10.00 per share for shares granted between January 1, 2015 and August 13, 2015 and (ii) the Company’s new offering price of $10.44 per Class A share, which was determined by the Company’s board of directors on August 13, 2015, for shares granted after August 13, 2015.
(3)	The weighted-average fair value of nonvested shares was remeasured based on the new offering price of $10.44 per Class A share.
(4)	The weighted-average fair value is based on the offering price of $10.44 per Class A share in effect on the respective grant date, vested date, and forfeited date.
(5)	Nonvested shares granted to non-senior executive employees of the Advisor were remeasured to estimated fair value as of December 31, 2016 based on the estimated net asset value of $11.0056 per share.

The following table summarizes other share-based compensation data:

	For the Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Share-based compensation expense	$933	$465	$202
Total fair value of restricted stock vested	$494	$285	$150
Weighted-average grant date fair value of restricted stock granted, per share (1)	$10.44	$10.11	$10.00

(1)	The weighted-average grant date fair value is based on the offering price per Class A share in effect on the respective grant dates.

As of December 31, 2016, the aggregate unrecognized compensation expenses related to the restricted stock was approximately $0.5 million and is expected to be fully recognized over a weighted-average period of one year.

13. NONCONTROLLING INTERESTS

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

Subsidiary REITs

During the year ended December 31, 2016, the Company acquired controlling interests in four Subsidiary REITs that each own one building for a total aggregate purchase price of approximately $106.3 million. The Company indirectly owns and controls the respective managing member of each of the Subsidiary REITs. Noncontrolling interests represent the portion of equity in the Subsidiary REITs that the Company does not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as of December 31,

2016 as noncontrolling interests within permanent equity. The noncontrolling interests consist of redeemable preferred shares with a 12.5% annual preferred dividend. Collectively, the Subsidiary REITs have 500 preferred shares issued and outstanding at a par value of $1,000 per share, for an aggregate amount of $500,000. The preferred shares are non-voting and have no rights to income or loss. The preferred shares are redeemable by the respective Subsidiary REIT at the discretion of the Company, through its ownership and control of the managing member, for $1,000 per share, plus accumulated and unpaid dividends, as well as a redemption premium if the preferred shares are redeemed before December 31, 2017. As of December 31, 2016, the Subsidiary REITs had preferred dividends payable in an aggregate amount of approximately $31,000, which were recorded in distributions payable on the Company’s consolidated balance sheet.

14. RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the fourth amended and restated advisory agreement, dated August 12, 2016, by and among the Company, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends August 12, 2017, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the Offering. The Sponsor, which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates, and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. The Dealer Manager is presently directly or indirectly majority owned, controlled and/or managed by Messrs. Blumberg, Mulvihill and/or Zucker and/or their affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor and the Dealer Manager receive compensation from the Company in the form of fees and expense reimbursements for certain services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:

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

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to Class T shares only. All or a portion of the distribution fees are typically reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of (i) the current gross offering price per Class T share, or (ii) if the Company is no longer offering shares in a public offering, the estimated per share value of Class T shares. If the Company is no longer offering shares in a public offering, but has not reported an estimated per share value subsequent to the termination of the Offering, then the gross offering price in effect immediately prior to the termination of the Offering will be deemed the estimated per share value for purposes of the prior sentence. If the Company reports an estimated per share value prior to the termination of the Offering, the distribution fee will continue to be calculated as a percentage of the then current gross offering price per Class T share until the Company reports an estimated per share value following the termination of the Offering, at which point the distribution fee will be calculated based on the new estimated per share value. In the event the current gross offering price changes during the Offering or an estimated per share value reported after termination of the Offering changes, the distribution fee will change immediately with respect to all outstanding Class T shares issued in the primary offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share was issued.

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

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, provided that the Advisor will not be reimbursed for costs of personnel to the extent that such personnel perform services for which the Advisor receives a separate fee, the Company is obligated, subject to certain limitations, to reimburse the Advisor for all of the costs it incurs in connection with the services it provides to the Company, including, without limitation, personnel (and related employment) costs and overhead (including, but not limited to, allocated rent paid to both third parties and an affiliate of the Advisor, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by the Advisor or its affiliates, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services. The Advisor may utilize its employees to provide such services and in certain instances those employees may include the Company’s executive officers.

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2016	2015	2014	2016	2015
Expensed:
Organization costs	$—	$—	$17	$—	$—
Acquisition fees	24,489	22,390	8,168	—	941
Asset management fees (1)	17,775	5,532	902	1,745	961
Asset management fees related to dispositions (2)	2,867	—	—	1,015	—
Other expense reimbursements (3)	3,445	326	200	383	119

Total	$48,576	$28,248	$9,287	$3,143	$2,021

Capitalized:
Development acquisition fees (4)	$236	$282	$—	$14	$39

Additional Paid-In Capital:
Sales commissions	$16,321	$45,822	$15,490	$—	$498
Dealer manager fees	10,981	19,033	5,601	1	500
Offering costs	8,802	16,048	4,482	984	377
Distribution fees (5)	30,805	148	—	27,419	110

Total	$66,909	$81,051	$25,573	$28,404	$1,485

(1)	Includes asset management fees other than asset management fees related to dispositions.
(2)	Includes: (i) fees of approximately $1.5 million incurred in conjunction with the Company’s sell down of its ownership interest in the BTC Partnership and (ii) fees of approximately $1.4 million incurred in conjunction with property dispositions. These fees were netted against the respective gain and are included in the related net gain amount on the consolidated statements of operations.
(3)	Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, of the Advisor related to activities for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $48,000, $61,000 and $65,000 for the years ended December 31, 2016, 2015 and 2014 respectively, for a portion of the salary, bonus and benefits of the principal financial officer, Thomas G. McGonagle, for services provided to the Company. The Company reimbursed the Advisor approximately $11,000 for the year ended December 31, 2014 for a portion of the salary, bonus and benefits of the principal executive officer, Dwight L. Merriman III, for services provided to the Company. There were no amounts reimbursed to the Advisor for the years ended December 31, 2016 or 2015 for the salary, bonus and benefits of the principal executive officer, Dwight L. Merriman III, for services provided to the Company. The principal executive officer and principal financial officer provide services to and receive additional compensation from affiliates of the Company’s Advisor that the Company does not reimburse. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s consolidated balance sheets.
(5)

The distribution fees accrue daily and are payable monthly in arrears. As of December 31, 2016, the monthly amount of distribution fees payable of $0.5 million is included in distributions payable on the consolidated balance sheets. Additionally, the Company accrues for future estimated amounts payable based on the shares outstanding as of the balance sheet date. As of December 31, 2016, the future estimated amounts payable of $27.0 million are included in due to affiliates on the consolidated balance sheets, and includes an immaterial amount related to prior periods.

Joint Venture Agreement

The BTC Partnership (described in “Note 6”) is required to pay the General Partner, a subsidiary of the Company, certain fees for advisory services provided in accordance with the terms of the joint venture agreement. The advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. The General Partner and the Advisor entered into a services agreement, as amended, pursuant to which the General Partner appointed the Advisor to provide the advisory services to the BTC Partnership and assigned to the Advisor the fees payable for providing such services. In addition, the BTC Partnership agreement contains procedures for making distributions to the parties, including incentive distributions to the General Partner, which are subject to certain return thresholds being achieved. The General Partner previously agreed to share with the Advisor a portion of any incentive distributions paid to the General Partner by the BTC Partnership in an amount equal to 40% of the percentage interest of the BTC Partnership held by partners other than the IPT Partners. In January 2016, the General Partner agreed to increase that amount to 60% in conjunction with the sell-down by the IPT Limited Partner of its ownership interest in the BTC Partnership, which reduced the IPT Partners’ ownership interest in the BTC Partnership from 51.0% to 20.0% (as described in “Note 6”).

In September 2016, in connection with the admission of the Advisor Sub to the BTC Partnership as a special limited partner (as described in “Note 6”), the General Partner, the Advisor and the Advisor Sub entered into an amended and restated services agreement (the “Services Agreement”). The parties entered into the Services Agreement in order for the Advisor to assign its right, title and interest in the agreement to the Advisor Sub and to remove certain provisions requiring the General Partner to pay a portion of any incentive distributions the General Partner received from the BTC Partnership in an amount equal to 60% of the percentage interest of the BTC Partnership held by partners other than the IPT Partners to the Advisor, given that the Advisor Sub has become a special limited partner of the BTC Partnership and is entitled to receive such percentage of incentive distributions directly from the BTC Partnership. The Services Agreement provides that it will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for “cause,” the Advisor Sub will have the option, in its sole discretion, to seek to become the administrative general partner of the BTC Partnership; provided, that, the Advisor Sub will not be permitted to exercise this option in the event that the termination of the Advisory Agreement is a result of the consummation of a sale of all of the IPT Partners’ interests in the BTC Partnership to an unaffiliated party and the IPT Partners elect to exercise their rights under a separate letter agreement between the IPT Partners and the Advisor Sub regarding drag-along rights, to require the Advisor Sub to sell all of its interest in the BTC Partnership to such party. In the event the Advisor Sub exercises its option to seek to become the administrative general partner, the General Partner will seek the BCIMC Partners’ consent to make the Advisor Sub the administrative general partner of the BTC Partnership. If the Advisor Sub is made the administrative general partner, then the Services Agreement will terminate and the Advisor Sub will continue to provide the advisory services and receive the same fees as those to which the Advisor Sub was entitled under the Services Agreement prior to its termination, but the Advisor Sub will not control or manage the BTC Partnership. If the BCIMC Partners do not consent or if the Advisor determines not to seek to become the administrative general partner, then the Services Agreement will terminate. As a result of the payment of the fees pursuant to the Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor pursuant to the Services Agreement, and (ii) the percentage interest of the joint venture owned by the IPT Partners (currently 20.0%). For the year ended December 31, 2016 and for the period from February 12, 2015 to December 31, 2015, the BTC Partnership incurred approximately $3.6 million and $2.6 million, respectively, in acquisition and asset management fees which were paid to the Advisor and the Advisor Sub pursuant to the Services Agreement.

As of December 31, 2016, the Company had amounts payable to the BTC Partnership of approximately $0.3 million, which were recorded in due to affiliates on the condensed consolidated balance sheets.

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

The Expense Support Agreement was amended and restated on August 14, 2015, effective from July 1, 2015 through June 30, 2018. Pursuant to the amended and restated Expense Support Agreement, for the period from July 1, 2015 through June 30, 2018, Baseline Distributions means the aggregate distributions that are declared on the Company’s common stock in accordance with the quarterly distribution rate for such quarter; provided that for purposes of calculating the amount of payment by the Advisor pursuant to the agreement, such amount will not exceed the amount that would have been declared on shares of the Company’s common stock assuming a quarterly distribution rate of $0.13515 per share (which is the rate that the Company’s board of directors authorized for the fourth quarter of 2015 and each quarter of 2016 with respect to the Company’s Class A shares and the Company’s Class T shares (less the annual distribution fees that are payable monthly with respect to such Class T shares, as calculated on a daily basis)). Starting with any asset management fees waived pursuant to the agreement on or after July 1, 2015, the Advisor will not be entitled to reimbursement from the Company.

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

For the period beginning on July 1, 2015 and terminating on the earlier of the expiration or termination of the agreement, in no event will the aggregate of the waived asset management fees and the Deficiency support payments, when added to all amounts deferred or paid by the Advisor prior to August 14, 2015 under the prior versions of the Expense Support Agreement (approximately $5.4 million), exceed $30.0 million (the “Maximum Amount”). As of December 31, 2016, the Company has fully reimbursed the $5.4 million that was potentially reimbursable to the Advisor, and there are no additional amounts reimbursable under the Expense Support Agreement.

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

The table below provides information regarding the fees deferred or waived or expenses supported by the Advisor, as well as any amounts reimbursed to the Advisor by the Company:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Asset management fees deferred/waived	$267	$3,370	$902
Other expenses supported	—	—	2,594
Reimbursement of previously deferred amounts	(5,378)	—	—

Total expense support from (repayment to) Advisor (1)	$(5,111)	$3,370	$3,496

(1)	As of December 31, 2015, approximately $0.8 million of expense support was payable to the Company by the Advisor. No amounts were payable or receivable as of December 31, 2016.

Transactions with Affiliates

In September 2012, the Company sold 20,000 shares of common stock to the Advisor at a price of $10.00 per share. The Company subsequently contributed $2,000 to IPT-GP Inc. (“IPT-GP”), which was a wholly-owned subsidiary of the Company and was the sole general partner of the Operating Partnership until March 2013, when IPT-GP was dissolved as described below.

In September 2012, the Operating Partnership issued 19,800 Operating Partnership Units (“OP Units”) to the Company in exchange for $198,000, representing an approximate 99% limited partner interest. In addition, IPT-GP contributed $2,000 to the Operating Partnership in exchange for 200 OP Units, representing an approximate 1% general partner interest. In March 2013, IPT-GP was dissolved and its 200 OP Units, representing the sole general partner interest in the Operating Partnership, were distributed to the Company as the sole stockholder of IPT-GP. As a result, the Company owns 20,000 OP Units and is the general partner and a limited partner of the Operating Partnership. The rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets. Additionally, the Operating Partnership issued 100 partnership units (“Special Units”) to Industrial Property Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. These units are classified as noncontrolling interests. See “Note 13” for additional information regarding the issuance of Special Units.

15. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2016.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2016
Total revenues	$33,252	$40,447	$50,207	$52,383
Total operating expenses	$(42,914)	$(54,901)	$(55,408)	$(53,353)
Total other expenses	$(4,611)	$(5,772)	$(8,939)	$(8,575)
Total expense support from (repayment to) Advisor	$267	$(1,431)	$(3,947)	$—
Net loss	$(14,006)	$(21,657)	$(18,087)	$(9,545)
Net loss attributable to common stockholders	$(14,006)	$(21,657)	$(18,102)	$(9,561)
Net loss per common share—basic and diluted (1)	$(0.12)	$(0.17)	$(0.13)	$(0.06)
Weighted-average shares outstanding	114,323	129,118	139,486	150,913
2015
Total revenues	$8,251	$10,150	$13,510	$19,223
Total operating expenses	$(12,119)	$(13,445)	$(22,244)	$(35,198)
Total other expenses	$(1,713)	$(1,862)	$(2,359)	$(3,114)
Total expense support from Advisor	$542	$1,034	$441	$1,353
Net loss	$(5,039)	$(4,123)	$(10,652)	$(17,736)
Net loss attributable to common stockholders	$(5,039)	$(4,123)	$(10,652)	$(17,736)
Net loss per common share—basic and diluted (1)	$(0.18)	$(0.09)	$(0.19)	$(0.23)
Weighted-average shares outstanding	28,485	44,770	56,948	76,522

(1)	Quarterly net loss per common share amounts do not total the annual net loss per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net loss per share calculation.

17. SUBSEQUENT EVENTS

Status of Offering

A summary of the Company’s public offering, as of March 6, 2017, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$ 986,810	$582,969	$1,569,779
DRIP offering	41,741	11,281	53,022

Total offering	$1,028,551	$594,250	$1,622,801

Number of shares sold:
Primary offering	97,217	59,202	156,419
DRIP offering	4,251	1,151	5,402

Total offering	101,468	60,353	161,821

As of March 6, 2017, approximately $255.2 million in shares of common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares and $122.0 million in shares of common stock remained available for sale through the Company’s distribution reinvestment plan. The board of directors, in its sole discretion, may determine to further reallocate distribution reinvestment plan shares for sale in the primary offering.

Dispositions

In February 2017, the Company sold to third parties all four industrial buildings that were classified as held for sale as of December 31, 2016, for net proceeds of approximately $15.9 million. Total disposition fees and expenses were $0.8 million, which included $0.4 million that was paid to the Advisor. All of the buildings were located in the Atlanta market. Total net gain on the transaction was approximately $0.1 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 19, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Articles Supplementary of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.6	Articles of Amendment of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.7	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix E to the prospectus included in Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2015.

4.2	Third Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2016. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

4.3	Amended and Restated Share Redemption Program, effective as of September 15, 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

4.4	Second Amended and Restated Share Redemption Program, effective as of October 31, 2016. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

EXHIBIT NUMBER	DESCRIPTION
10.1	Amended and Restated Escrow Agreement, dated as of August 13, 2013, by and among Dividend Capital Securities LLC, Industrial Property Trust Inc. and UMB Bank, N.A. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.
10.2	Management Agreement, dated as of July 16, 2013, by and between Industrial Property Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.3	Industrial Property Trust Inc. Equity Incentive Plan, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.4	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and each of the following persons as of July 16, 2013: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke and Stanley A. Moore. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.5	Purchase and Sale Agreement dated August 5, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.6	First Amendment to Purchase and Sale Agreement dated September 4, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.7	Reinstatement and Second Amendment to Purchase and Sale Agreement dated September 19, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.8	Third Amendment to Purchase and Sale Agreement dated November 22, 2013, by and among IIT Acquisitions LLC and IPT West Valley DC LLC. Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.9	Assignment and Assumption Agreement dated December 18, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.10	Credit Agreement, dated as of January 13, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Bookrunner and Co-Lead Arranger; and Wells Fargo Securities, LLC, as Co-Bookrunner and Co-Lead Arranger. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2014.

10.11	Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2014.

EXHIBIT NUMBER	DESCRIPTION
10.12	Amendment to Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.13	Purchase and Sale Agreement, dated February 10, 2014, by and between Paula Begoun Investments, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.14	Amended and Restated Credit Agreement, dated as of February 14, 2014, among Industrial Property Operating Partnership LP; the lenders party hereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Lead Arranger and Joint Bookrunner; and Wells Fargo Securities, LLC, as Co-Lead Arranger and Joint Bookrunner; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.15	Purchase and Sale Agreement, dated as of February 18, 2014, by and between CPDC III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.16	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2014, by and between IPT Acquisitions LLC and ProLogis-A4 FL I LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.17	Purchase and Sale Agreement, dated May 13, 2014, between TPRF III/Rialto Industrial LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.18	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2014, by and between IPT Acquisitions LLC and Palmtree Acquisition Corporation. Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.19	Purchase and Sale Agreement, dated June 6, 2014, by and between Kylie Capital LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.20	Purchase and Sale Agreement, dated July 29, 2014, by and between Baird Investment Company, Frederick C. Mansfield, Trustee of the Sylvia Baldwin Mansfield Trust dated November 21, 1975, as amended and restated, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.21	Purchase and Sale Agreement, dated August 5, 2014, by and between IPT Acquisitions LLC and Avera Development, LLC. Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

EXHIBIT NUMBER	DESCRIPTION
10.22	Agreement of Sale, dated September 5, 2014, by and between IPT O’Hare DC LLC and IAC 1000 County Line L.L.C. Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.23	Purchase and Sale Agreement, dated September 5, 2014, by and between CRP-3 BWIC I, LLC, CRP-3 BWIC II, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.24	Purchase and Sale Agreement, dated September 16, 2014, by and between Elgin Realty Company, LLP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.25	Contract for Sale and Purchase, dated October 15, 2014, by and between CostCo Way 8, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2014.

10.26	Agreement of Purchase and Sale, dated October 31, 2014, by and between CRP Oakmont Flower Mound, L.L.C., CRP Oakmont Grand Prairie, L.L.C., and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.27	Purchase and Sale Agreement, dated November 19, 2014, by and between Totowa Property Associates, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.28	Second Amended and Restated Credit Agreement, dated as of November 21, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 25, 2014.

10.29	Real Estate Contract, dated December 4, 2014, by and between Carson Bayport I LP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.30	Purchase and Sale Agreement, dated December 8, 2014, by and between Holman Distribution Center of Oregon, Inc., Hawthorne Investment Company, Clark Family LLC, Clark Properties North Wing LLC and Clark Properties South Wing LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.31	Sale, Purchase and Escrow Agreement, dated December 9, 2014, among Peachtree North Business Park, LLC, IPT Acquisitions LLC and Calloway Title and Escrow, LLC. Incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

EXHIBIT NUMBER	DESCRIPTION
10.32	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 19, 2014, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 23, 2014.

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

184126) filed with the SEC on April 17, 2015.

10.34	Amended and Restated Agreement by and between IPT BTC I GP LLC and Industrial Property Advisors LLC, effective as of February 12, 2015. Incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.35	Private Placement Equity Incentive Plan, dated February 26, 2015. Incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.36	Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan. Incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.37	Form of Director Stock Grant Agreement for Equity Incentive Plan. Incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.38	Form of Restricted Stock Grant Agreement for Consultants for Equity Incentive Plan. Incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.39	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 16, 2015, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.40	Credit Agreement, dated as of June 5, 2015, by and among BTC Intermediate Holdco LP, Build-To-Core Industrial Partnership I LP, each of the subsidiary guarantors party thereto from time to time, Regions Bank, the other lenders party thereto and other lenders that may become parties thereto, U.S. Bank National Association and Regions Capital Markets and U.S. Bank National Association. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2015.

EXHIBIT NUMBER	DESCRIPTION
10.41	Amendment to the Second Amended and Restated Expense Support and Conditional Reimbursement Agreement, effective as of June 30, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.42	Third Amended and Restated Advisory Agreement, dated as of August 14, 2015, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.43	Second Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of August 14, 2015, among Industrial Property Trust, Inc., as general partner, and the Limited Partners thereto. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.44	Third Amended and Restated Waiver and Expense Support Agreement, effective as of August 14, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.45	Amendment No. 2 to the Selected Dealer Agreement, dated as of August 28, 2015, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2015.

10.46	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and John S. Hagestad as of September 2, 2015. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.47	Loan Agreement, dated as of September 25, 2015, by and among IPT Bayport DC LP, IPT Centreport DC LP, IPT Century DC LP, IPT Livermore DC LP, IPT Rialto DC LP, IPT O’Hare DC LLC and IPT Windham IC LLC, as Borrower, and Teachers Insurance and Annuity Association of America, as Lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2015.

10.48	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company II, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.49	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.50	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company V, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.51	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company IX, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.52	Amendment No. 1 to Amended and Restated Agreement dated as of November 25, 2015 by and between IPT BTC I GP LLC and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

EXHIBIT NUMBER	DESCRIPTION
10.53	Purchase and Sale Agreement, dated November 27, 2015, by and between AP Zephyr Street LLC, AP Commerce Parkway LLC, AP Polk Lane LLC, AP Quality Drive LLC, AP Quest Way LLC, AP MIAC Cove LLC, AP Pleasant Hill LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.54	Third Amended and Restated Credit Agreement, dated as of December 8, 2015, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Lead Arranger and Joint Bookrunner; Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger; Bank of America, N.A., as Co-Documentation Agent; U.S. Bank National Association, as Joint Lead Arranger and Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2015.

10.55	Interest Purchase Agreement, dated December 28, 2015, by and between bcIMC (USA) Realty Div 2A LLC and IPT BTC I LP LLC. Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.56	Second Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of January 28, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, bcIMC International Real Estate (2004) Investment Corporation, bcIMC (WCBAF) Realpool Global Investment Corporation, and bcIMC (USA) Realty Div A2 LLC. Incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 8, 2016.

10.57	Amendment No. 2 to Amended and Restated Agreement, dated as of January 28, 2016, by and between IPT BTC I GP LLC and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2016.

10.58	First Amendment to the Third Amended and Restated Advisory Agreement, dated as of February 17, 2016, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 23, 2016.

10.59	Amendment No. 3 to the Selected Dealer Agreement, dated as of April 11, 2016, by and among Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.60	Purchase and Sale Agreement, dated April 21, 2016, by and among IPT Acquisitions LLC, AP Redlands LLC, AP Barrett Lakes 2700 LLC, AP Barrett Lakes 2750 LLC, AP Barrett Lakes 2850 LLC, AP Taylor Road LLC, AP Omega Parkway LLC, and AP Jamesburg Drive LLC. Incorporated by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.61	Fourth Amended and Restated Advisory Agreement, dated as of August 12, 2016, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2016.

EXHIBIT NUMBER	DESCRIPTION
10.62	Third Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of September 15, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, Industrial Property Advisors Sub I LLC, bcIMC International Real Estate (2004) Investment Corporation, bcIMC (WCBAF) Realpool Global Investment Corporation and bcIMC (USA) Realty Div A2 LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.63	Second Amended and Restated Agreement by and among IPT BTC I GP LLC, Industrial Property Advisors Sub I LLC, and Industrial Property Advisors LLC, dated as of September 15, 2016. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.64	Letter Agreement Regarding Drag-Along Rights, dated as of September 15, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC and Industrial Property Advisors Sub I LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.65	Amendment No. 4 to Selected Dealer Agreement, dated as of October 28, 2016, by and among Industrial Property Trust Inc., Dividend Capital Securities LLC, Industrial Property Advisors LLC, Industrial Property Advisor Group LLC and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 23, 2016.

10.66	Cost Reimbursement Agreement, dated as of October 28, 2016, by and among Industrial Property Trust Inc., Dividend Capital Securities LLC, Industrial Property Advisors LLC, Industrial Property Advisors Group LLC and American Enterprise Investment Services Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 3, 2016.

21.1*	List of Subsidiaries of Industrial Property Trust Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 15, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Industrial Property Trust Inc.:

Under date of March 15, 2017, we reported on the consolidated balance sheets of Industrial Property Trust Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation (“Schedule III”). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

March 15, 2017

INDUSTRIAL PROPERTY TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2016 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties:
West Valley Distribution Center in Kent, WA	1	$—	$3,051	$4,801	$7,852	$236	$3,051	$5,037	$8,088	$(1,249)	1/15/2014	1-20
Century Distribution Center in Houston, TX	1	(1)	2,854	8,658	11,512	—	2,854	8,658	11,512	(796)	3/17/2014	1-40
Oakesdale Commerce Center in Renton, WA	1	—	1,483	2,518	4,001	94	1,483	2,612	4,095	(369)	3/28/2014	1-40
Medley Distribution Center in Medley, FL	1	—	1,090	2,970	4,060	30	1,090	3,000	4,090	(544)	5/9/2014	1-40
Rialto Distribution Center in Rialto, CA	1	(1)	6,575	13,375	19,950	—	6,575	13,375	19,950	(1,276)	6/6/2014	1-40
Palm Beach Commerce Center in Boca Raton, FL	1	—	1,425	5,775	7,200	18	1,425	5,793	7,218	(864)	6/20/2014	1-20
Windham Industrial Center in Romeoville, IL	1	(1)	2,808	8,092	10,900	828	2,808	8,920	11,728	(1,243)	6/30/2014	1-30
Corridor Industrial Center in Savage, MD	1	—	4,247	5,634	9,881	109	4,247	5,743	9,990	(854)	9/16/2014	1-20
O’Hare Distribution Center in Elmhurst, IL	1	(1)	11,140	15,810	26,950	8	11,140	15,818	26,958	(2,094)	9/17/2014	1-40
Lehigh Valley Commerce Center in Kutztown, PA	1	—	1,545	4,456	6,001	(1)	1,545	4,455	6,000	(537)	9/25/2014	1-30
Corridor Industrial Center II in Savage, MD	3	—	11,500	15,297	26,797	564	11,500	15,861	27,361	(3,108)	9/29/2014	1-20
Bolingbrook Industrial Center in Bolingbrook, IL	1	—	1,124	2,963	4,087	(1)	1,124	2,962	4,086	(651)	9/30/2014	1-20
Normal Junction Commerce Center in Tempe, AZ	2	—	2,780	9,673	12,453	246	2,780	9,919	12,699	(1,568)	10/21/2014	1-20
Mechanicsburg Distribution Center in Mechanicsburg, PA	1	—	1,931	6,444	8,375	86	1,931	6,530	8,461	(1,001)	10/23/2014	1-20
West Valley Distribution Center II in Kent, WA	2	—	1,885	4,002	5,887	710	1,885	4,712	6,597	(893)	10/24/2014	1-20
CentrePort Distribution Center in Fort Worth, TX	1	(1)	2,795	13,898	16,693	315	2,795	14,213	17,008	(2,567)	10/31/2014	1-20
Tacoma Commerce Center in Tacoma, WA	1	—	1,808	1,542	3,350	88	1,808	1,630	3,438	(291)	10/31/2014	1-20
Richmond Distribution Center in Richmond, CA	1	—	8,185	10,165	18,350	3,135	8,185	13,300	21,485	(2,304)	10/31/2014	1-20

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2016 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties (continued):
Auburn Industrial Center in Auburn, WA	1	—	2,576	5,274	7,850	498	2,576	5,772	8,348	(1,121)	11/12/2014	1-30
Dorsey Run Distribution Center in Elkridge, MD	1	—	3,123	3,962	7,085	166	3,123	4,128	7,251	(475)	12/9/2014	1-30
Portland Industrial Center in Portland, OR	10	—	18,422	38,814	57,236	15,576	18,422	54,390	72,812	(6,471)	12/18/2014 4/18/2016	1-20
Newark Distribution Center in Newark, NJ	1	—	8,523	11,389	19,912	1,152	8,523	12,541	21,064	(1,338)	1/6/2015	1-20
Totowa Commerce Center in Totowa, NJ	1	—	10,715	15,535	26,250	16	10,715	15,551	26,266	(1,941)	1/23/2015	1-20
8A Distribution Center in Monroe, NJ	1	—	7,949	15,525	23,474	862	7,949	16,387	24,336	(1,892)	2/2/2015	1-30
Bayport Distribution Center in Pasadena, TX	2	(1)	4,807	34,408	39,215	198	4,807	34,606	39,413	(2,371)	2/17/2015	1-40
Mesa Distribution Center in Mesa, AZ	1	—	1,559	4,941	6,500	—	1,559	4,941	6,500	(464)	3/4/2015	1-30
Iron Run Distribution Center II in Allentown, PA	1	—	2,857	6,566	9,423	528	2,857	7,094	9,951	(1,383)	4/17/2015	1-20
Hayward Industrial Center in Hayward, CA	1	—	1,214	1,841	3,055	85	1,214	1,926	3,140	(277)	4/27/2015	1-20
Drew Court Commerce Center in King of Prussia, PA	2	—	3,716	8,184	11,900	380	3,716	8,564	12,280	(1,676)	4/30/2015	1-20
8A Distribution Center II in Monroe, NJ	1	—	5,516	9,934	15,450	—	5,516	9,934	15,450	(911)	5/1/2015	1-20
Livermore Distribution Center in Livermore, CA	1	(1)	4,885	20,871	25,756	169	4,885	21,040	25,925	(1,939)	5/1/2015	1-30
Chastain Meadows Distribution Center in Kennesaw, GA	5	—	5,362	40,288	45,650	409	5,362	40,697	46,059	(3,553)	6/1/2015	1-40
Auburn Distribution Center in Auburn, WA	1	—	3,984	13,031	17,015	54	3,984	13,085	17,069	(1,205)	6/10/2015	1-20
North Atlanta Portfolio in Atlanta, GA	2	—	1,409	6,352	7,761	484	1,409	6,836	8,245	(614)	6/17/2015	1-30
Richmond Distribution Center II in Richmond, CA	1	—	4,160	9,000	13,160	3	4,160	9,003	13,163	(624)	6/22/2015	1-30
Carol Stream Distribution Center in Carol Stream, IL	1	—	7,136	14,264	21,400	—	7,136	14,264	21,400	(1,226)	7/20/2015	1-30
Houston Industrial Portfolio in Houston, TX	4	—	12,027	42,485	54,512	—	12,027	42,485	54,512	(2,467)	7/30/2015, 9/25/2015 2/25/2016	1-40
Wilson Commerce Center in Nashville, TN	1	—	1,897	26,002	27,899	425	1,897	26,427	28,324	(2,481)	8/7/2015	1-40
North Kent Industrial Center in Kent, WA	2	—	4,065	6,281	10,346	63	4,065	6,344	10,409	(747)	8/7/2015	1-20
Long Beach Industrial Center in Long Beach, CA	2	—	4,306	4,594	8,900	150	4,306	4,744	9,050	(457)	8/12/2015	1-20
Kelley Point Distribution Center in Portland, OR	5	—	12,710	60,850	73,560	1,173	12,710	62,023	74,733	(5,045)	9/9/2015	1-40
Aurora Distribution Center in Aurora, IL	1	—	4,007	16,993	21,000	85	4,007	17,078	21,085	(1,020)	9/21/2015	1-30
Junction Industrial Center in Annapolis Junction, MD	1	—	1,934	3,066	5,000	14	1,934	3,080	5,014	(281)	9/24/2015	1-20
Demarest Distribution Center in Wayne, NJ	1	—	3,831	5,110	8,941	—	3,831	5,110	8,941	(303)	10/7/2015	1-30

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2016 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties (continued):
Salt Lake City Distribution Center in Salt Lake City, UT	1	—	3,514	13,261	16,775	2,739	3,514	16,000	19,514	(777)	10/23/2015	1-30
Auburn Distribution Center II in Auburn, WA	1	—	6,159	4,941	11,100	84	6,159	5,025	11,184	(247)	11/2/2015	1-30
York Distribution Center in York, PA	1	—	4,378	12,022	16,400	120	4,378	12,142	16,520	(941)	11/10/2015	1-20
Etiwanda Industrial Center in Ontario, CA	3	—	8,916	8,257	17,173	236	8,916	8,493	17,409	(872)	11/13/2015	1-20
Cincinnati Industrial Center in Cincinnati, OH	4	—	3,595	30,857	34,452	680	3,595	31,537	35,132	(2,501)	11/23/2015	1-30
Belt Line Distribution Center in Carrollton, TX	1	—	1,530	8,070	9,600	342	1,530	8,412	9,942	(441)	12/1/2015	1-30
Mid Counties Distribution Center in Santa Fe Springs, CA	1	—	8,418	9,783	18,201	—	8,418	9,783	18,201	(505)	12/1/2015	1-30
Airwest Distribution Center I in Plainfield, IN	1	—	1,505	13,095	14,600	—	1,505	13,095	14,600	(767)	12/14/2015	1-40
Airwest Distribution Center II in Plainfield, IN	1	—	700	6,044	6,744	—	700	6,044	6,744	(185)	12/15/2015	1-40
Chicago Industrial Portfolio in Chicago, IL	5	—	16,711	52,889	69,600	(760)	16,711	52,129	68,840	(2,431)	12/17/2015	1-40
Atlanta Industrial Portfolio in Atlanta, GA	12	—	9,268	50,492	59,760	511	9,268	51,003	60,271	(5,231)	12/17/2015	1-30
Lehigh Valley Distribution Center in Bethlehem, PA	1	—	9,485	28,115	37,600	—	9,485	28,115	37,600	(1,802)	12/22/2015	1-30
Valencia Industrial Center in Valencia, CA	1	—	3,327	7,673	11,000	234	3,327	7,907	11,234	(335)	12/22/2015	1-30
Phoenix Industrial Portfolio in Phoenix, AZ	5	—	8,722	29,261	37,983	21	8,722	29,282	38,004	(2,381)	12/22/2015	1-40
Golden State Portfolio Central Valley in Bakersfield, CA	2	—	2,466	15,633	18,099	5	2,466	15,638	18,104	(847)	12/23/2015	1-30
Golden State Portfolio South LA in Chula Vista, CA	2	—	6,345	15,043	21,388	215	6,345	15,258	21,603	(1,482)	12/23/2015	1-20
Golden State Portfolio East Bay Area in Newark, CA	2	—	44,715	32,517	77,232	3,004	44,715	35,521	80,236	(3,153)	12/23/2015	1-20
Golden State Portfolio Central LA in Pico Rivera, CA	1	—	11,769	1,118	12,887	30	11,769	1,148	12,917	(131)	12/23/2015	1-20
Golden State Portfolio South Bay Area in San Jose, CA	7	—	32,138	22,007	54,145	480	32,138	22,487	54,625	(2,367)	12/23/2015 1/12/2016	1-20
Northwest Industrial Center in Houston, TX	11	—	29,206	36,307	65,513	210	29,206	36,517	65,723	(3,186)	12/29/2015 1/5/2016	1-40
Victory Industrial Portfolio in Houston, TX	1	—	2,572	11,401	13,973	—	2,572	11,401	13,973	(372)	1/13/2016	1-40
Victory Industrial Portfolio in Dallas/Ft. Worth, TX	1	—	2,781	20,280	23,061	—	2,781	20,280	23,061	(620)	1/13/2016	1-40

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2016 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties (continued):
Victory Industrial Portfolio in Louisville, KY	1	—	900	7,672	8,572	18	900	7,690	8,590	(287)	1/13/2016	1-40
GSW Distribution Center in Dallas/Ft. Worth, TX	1	—	3,676	13,327	17,003	3,690	3,676	17,017	20,693	(271)	1/27/2016	1-40
National Distribution Portfolio in Stockton, CA	1	—	4,525	29,779	34,304	84	4,525	29,863	34,388	(1,912)	1/29/2016	1-20
National Distribution Portfolio in Indianapolis, IN	1	—	2,362	22,197	24,559	1,102	2,362	23,299	25,661	(408)	1/29/2016	1-30
National Distribution Portfolio in Memphis, TN	5	—	3,806	51,831	55,637	485	3,806	52,316	56,122	(2,912)	1/29/2016	1-40
Horizon Distribution Center in King of Prussia, PA	1	—	3,166	6,384	9,550	—	3,166	6,384	9,550	(387)	2/12/2016	1-20
Stockton Industrial Center in Stockton, CA	1	—	396	2,072	2,468	19	396	2,091	2,487	(123)	2/26/2016	1-30
Baseline Industrial Center in Phoenix, AZ	1	—	2,983	11,017	14,000	20	2,983	11,037	14,020	(401)	3/1/2016	1-30
Lehigh Valley Distribution Center II in Lehigh Valley, PA	1	—	7,093	20,800	27,893	789	7,093	21,589	28,682	(192)	3/7/2016 5/20/2016	1-40
Stockton Industrial Center in Stockton, CA	1	—	486	2,014	2,500	(23)	486	1,991	2,477	(97)	3/23/2016	1-40
Lehigh Valley Business Center in Lehigh Valley, PA	4	—	4,179	8,206	12,385	105	4,179	8,311	12,490	(865)	3/24/2016	1-20
Kent Industrial Property in Seattle/Tacoma, WA	4	—	9,813	21,684	31,497	153	9,813	21,837	31,650	(1,472)	3/28/2016	1-20
O’Hare Industrial Center in Chicago, IL	1	—	3,178	5,622	8,800	108	3,178	5,730	8,908	(340)	3/31/2016	1-30
Auburn 167 Industrial Center in Seattle/Tacoma, WA	3	—	6,934	15,056	21,990	35	6,934	15,091	22,025	(793)	4/14/2016	1-30
Trade Port Distribution Center III in Louisville, KY	1	—	1,210	8,490	9,700	54	1,210	8,544	9,754	(470)	4/26/2016	1-30
Upland Distribution Center in Denver, CO	1	—	1,137	4,963	6,100	—	1,137	4,963	6,100	(295)	4/27/2016	1-20
Corona Industrial Center in Corona, CA	1	—	10,958	9,435	20,393	1,112	10,958	10,547	21,505	(381)	4/27/2016	1-40
Turnpike Industrial Center in Avenel, NJ	1	—	3,802	2,898	6,700	353	3,802	3,251	7,053	(211)	5/4/2016	1-20
National Distribution Portfolio II in Redlands, CA	1	—	15,951	20,439	36,390	64	15,951	20,503	36,454	(1,354)	5/19/2016	1-30
National Distribution Portfolio II in Kennesaw, GA	3	—	9,360	46,665	56,025	908	9,360	47,573	56,933	(2,455)	5/19/2016	1-30
National Distribution Portfolio II in Romeoville, IL	1	—	8,319	23,724	32,043	—	8,319	23,724	32,043	(947)	5/19/2016	1-30
National Distribution Portfolio II in Shepherdsville, KY	1	—	5,181	25,386	30,567	648	5,181	26,034	31,215	(1,704)	5/19/2016	1-30

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2016 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
National Distribution Portfolio II in Huntersville, NC	1	—	4,648	27,827	32,475	(1)	4,648	27,826	32,474	(1,113)	5/19/2016	1-30
Carlisle Distribution Center in Carlisle, PA	1	—	7,892	20,958	28,850	—	7,892	20,958	28,850	(760)	5/19/2016	1-30
Central Valley Portfolio in Tracy, CA	2	—	6,132	25,166	31,298	—	6,132	25,166	31,298	(1,340)	5/24/2016	1-30
Central Valley Portfolio in Stockton, CA	1	—	2,107	8,039	10,146	68	2,107	8,107	10,214	(360)	5/24/2016	1-20
Cheyenne Distribution Center in Las Vegas, NV	1	—	5,199	24,967	30,166	—	5,199	24,967	30,166	(582)	5/25/2016	1-40
Peoria Distribution Center in Denver, CO	1	—	3,825	17,425	21,250	24	3,825	17,449	21,274	(572)	6/15/2016	1-30
Trade Port Distribution Center II in Louisville, KY	2	—	5,170	47,130	52,300	—	5,170	47,130	52,300	(1,076)	6/17/2016	1-30
Northeast Distribution Portfolio in Robbinsville, NJ	1	—	6,309	15,491	21,800	—	6,309	15,491	21,800	(378)	6/20/2016	1-30
Pinnacle Distribution Center II in Chicago, IL	1	—	8,150	25,450	33,600	—	8,150	25,450	33,600	(778)	6/22/2016	1-30
Marina Vista Business Center in Dallas/Ft. Worth, TX	1	—	1,311	6,169	7,480	1,534	1,311	7,703	9,014	(4)	6/30/2016	1-40
Southwest Industrial Portfolio in Braselton, GA	1	—	2,601	26,574	29,175	—	2,601	26,574	29,175	(576)	7/11/2016	1-30
Southwest Industrial Portfolio in Memphis, TN	2	(1)	2,991	43,949	46,940	—	2,991	43,949	46,940	(1,237)	7/11/2016	1-40
Alessandro Distribution Center in Riverside, CA	1	—	16,457	30,916	47,373	2,389	16,457	33,305	49,762	(444)	7/20/2016	1-40
Lakeside Distribution Center in Dallas/Ft. Worth, TX	1	—	2,852	13,483	16,335	—	2,852	13,483	16,335	(241)	7/26/2016	1-40
East Union Distribution Center in East Rutherford, NJ	1	—	5,619	6,981	12,600	496	5,619	7,477	13,096	(1)	7/29/2016	1-20
Billings Industrial Portfolio in Renton, WA	1	—	2,777	6,799	9,576	—	2,777	6,799	9,576	(180)	8/5/2016	1-20
Billings Industrial Portfolio in Portland, OR	1	—	1,870	8,604	10,474	—	1,870	8,604	10,474	(264)	8/5/2016	1-30
Marley Neck Distribution Center in Baltimore, MD	1	—	5,215	12,310	17,525	156	5,215	12,466	17,681	(261)	8/8/2016	1-20
Lakeside Corporate Center in Flower Mound, TX	4	—	6,955	37,145	44,100	109	6,955	37,254	44,209	(806)	8/16/2016	1-40
Pompano Industrial Center in Pompano Beach, FL	2	—	2,995	5,940	8,935	—	2,995	5,940	8,935	(175)	9/7/2016	1-20
South Bay Distribution Center in Rancho Diminguez, CA	1	—	2,448	2,702	5,150	—	2,448	2,702	5,150	(62)	9/8/2016	1-20
Corona Industrial Center II in Corona, CA	1	—	8,244	9,200	17,444	206	8,244	9,406	17,650	—	9/13/2016	1-40
San Leandro Distribution Center in San Leandro, CA	1	—	9,621	579	10,200	—	9,621	579	10,200	(82)	10/3/2016	1-20

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2016 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
South San Francisco Distribution Center in San Francisco, CA	1	—	5,198	2,818	8,016	48	5,198	2,866	8,064	(50)	10/18/2016	1-20
Rainer Park Distribution Center in Summer, WA	1	—	1,883	3,517	5,400	—	1,883	3,517	5,400	(44)	10/27/2016	1-30
Park West Distribution Center in Hebron, KY	1	—	3,016	22,224	25,240	—	3,016	22,224	25,240	(170)	11/8/2016	1-30
World Park Distribution Center in Cincinnati, OH	1	—	943	7,924	8,867	—	943	7,924	8,867	(93)	11/22/2016	1-20
High Grove Distribution Center in Naperville, IL	1	—	2,552	11,245	13,797	—	2,552	11,245	13,797	(139)	11/22/2016	1-30
Exeter Portfolio in BWI Corridor, MD	1	—	4,832	7,589	12,421	—	4,832	7,589	12,421	(46)	11/22/2016	1-30
Exeter Portfolio in Prince George’s County, MD	1	—	5,917	8,015	13,932	—	5,917	8,015	13,932	(59)	11/22/2016	1-40

Total	211	$—	$684,280	$1,837,496	$2,521,776	$51,859	$684,280	$1,889,355	$2,573,635	$(126,235)

(1)	These properties include mortgage notes that are included in our total outstanding property-level borrowings of approximately $617.9 million, as of December 31, 2016. These borrowings are nonrecourse and are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties. They have maturity dates ranging from July 2020 to December 2025 and had interest rates ranging from 2.94% to 3.52%. See “Note 8 to the Consolidated Financial Statements” for more detail.
(2)	Includes gross intangible lease assets of $219.5 million and gross intangible lease liabilities of $30.9 million.
(3)	As of December 31, 2016, the aggregate cost for federal income tax purposes of investments in property was $2.6 billion (unaudited).
(4)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2016	2015
Investment in real estate properties:
Balance at beginning of period	$1,387,814	$411,242
Acquisition of properties	1,217,652	1,098,442
Properties deconsolidated	—	(137,199)
Properties held for sale	(16,421)	—
Improvements	41,147	15,589
Disposition of properties	(52,360)	—
Impairment	(2,672)	—
Other	(1,525)	(260)

Balance at end of period	$2,573,635	$1,387,814

Accumulated depreciation and amortization:
Balance at beginning of period	$(32,050)	$(4,101)
Additions charged to costs and expenses	(99,067)	(28,967)
Deconsolidated accumulated depreciation and amortization	—	731
Properties held for sale	1,028	—
Disposition of properties	2,286	—
Other	1,568	287

Balance at end of period	$(126,235)	$(32,050)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2017.

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

Signature	Title	Date

/s/ EVAN H. ZUCKER Evan H. Zucker	Chairman of the Board and Director	March 15, 2017

/s/ MARSHALL M. BURTON Marshall M. Burton	Director	March 15, 2017

/s/ CHARLES B. DUKE Charles B. Duke	Director	March 15, 2017

/s/ JOHN S. HAGESTAD John S. Hagestad	Director	March 15, 2017

/s/ STANLEY A. MOORE Stanley A. Moore	Director	March 15, 2017

/s/ DWIGHT L. MERRIMAN III Dwight L. Merriman III	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017

/s/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017