Form 10-Q
period 2017-03-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2017-05-11
CIK 1558441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐ Accelerated filer ☐	Smaller reporting company	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2017, there were 166.0 million shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Net investment in real estate properties	$2,557,348	$2,478,329
Investment in unconsolidated joint venture	73,659	69,695
Cash and cash equivalents	6,751	8,358
Restricted cash	65	80
Straight-line and tenant receivables, net	18,290	15,565
Due from affiliates	510	30
Other assets	22,149	23,251
Assets held for sale	—	15,625

Total assets	$2,678,772	$2,610,933

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$14,722	$21,912
Debt, net	1,330,164	1,288,642
Due to affiliates	30,282	31,006
Distributions payable	21,922	19,609
Other liabilities	49,140	43,527
Liabilities related to assets held for sale	—	267

Total liabilities	1,446,230	1,404,963

Commitments and contingencies (Note 12)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 101,601 shares and 99,374 shares issued and outstanding, respectively	1,016	994
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 61,832 shares and 58,032 shares issued and outstanding, respectively	618	580
Additional paid-in capital	1,454,007	1,402,611
Accumulated deficit	(239,241)	(212,807)
Accumulated other comprehensive income	15,641	14,091

Total stockholders’ equity	1,232,041	1,205,469
Noncontrolling interests	501	501

Total equity	1,232,542	1,205,970

Total liabilities and equity	$2,678,772	$2,610,933

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Revenues:
Rental revenues	$54,572	$33,252

Total revenues	54,572	33,252

Operating expenses:
Rental expenses	14,521	9,140
Real estate-related depreciation and amortization	27,523	18,299
General and administrative expenses	2,242	1,799
Asset management fees, related party	5,383	3,395
Acquisition expenses, related party	—	7,129
Acquisition expenses	—	3,152

Total operating expenses	49,669	42,914

Operating income (loss)	4,903	(9,662)

Other expenses (income):
Equity in loss of unconsolidated joint venture	29	392
Interest expense and other	10,018	4,155
Net gain on disposition of real estate properties	(75)	—
Net loss on sell down of joint venture ownership interest	—	64

Total other expenses	9,972	4,611

Total expenses before expense support	59,641	47,525
Total expense support from Advisor	—	267

Net expenses after expense support	59,641	47,258

Net loss	(5,069)	(14,006)
Net income attributable to noncontrolling interests	(16)	—

Net loss attributable to common stockholders	$(5,085)	$(14,006)

Weighted-average shares outstanding	160,296	114,323

Net loss per common share—basic and diluted	$(0.03)	$(0.12)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Net loss attributable to common stockholders	$(5,085)	$(14,006)
Unrealized gain (loss) on derivative instruments, net	1,550	(2,052)

Comprehensive loss attributable to common stockholders	$(3,535)	$(16,058)

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Noncontrolling Interests	Total Equity
	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2016	157,406	$1,574	$1,402,611	$(212,807)	$14,091	$501	$1,205,970
Net income (loss)	—	—	—	(5,085)	—	16	(5,069)
Unrealized gain on derivative instruments	—	—	—	—	1,550	—	1,550
Issuance of common stock	6,027	60	61,127	—	—	—	61,187
Share-based compensation	—	—	473	—	—	—	473
Upfront offering costs, including sales commissions, dealer manager fees, and offering costs	—	—	(4,636)	—	—	—	(4,636)
Trailing offering costs, consisting of distribution fees	—	—	(1,957)	1,495	—	—	(462)
Redemptions of common stock	—	—	(3,611)	—	—	—	(3,611)
Distributions on common stock and dividends on noncontrolling interests	—	—	—	(22,844)	—	(16)	(22,860)

Balance as of March 31, 2017	163,433	$1,634	$1,454,007	$(239,241)	$15,641	$501	$1,232,542

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Operating activities:
Net loss	$(5,069)	$(14,006)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	27,523	18,299
Equity in loss of unconsolidated joint venture	29	392
Straight-line rent and amortization of above- and below-market leases	(3,388)	(2,335)
Net gain on disposition of real estate properties	(75)	—
Net loss on sell down of joint venture ownership interest	—	64
Other	1,025	871
Changes in operating assets and liabilities:
Tenant receivables, restricted cash and other assets	933	(3,473)
Accounts payable, accrued expenses and other liabilities	926	2,867
Due from / to affiliates, net	(1,717)	(3,464)

Net cash provided by (used in) operating activities	20,187	(785)

Investing activities:
Real estate acquisitions	(95,518)	(339,223)
Acquisition deposits	(350)	(1,125)
Proceeds from the disposition of real estate properties	15,427	—
Capital expenditures and development activities	(10,800)	(8,266)
Investment in unconsolidated joint venture	(3,994)	—
Net proceeds from sale of joint venture ownership interest	—	57,177

Net cash used in investing activities	(95,235)	(291,437)

Financing activities:
Proceeds from line of credit	93,000	228,000
Repayments of line of credit	(52,000)	(198,000)
Proceeds from mortgage note	—	92,352
Financing costs paid	(1,116)	(1,480)
Proceeds from issuance of common stock	50,217	190,063
Offering costs paid upon issuance of common stock	(3,889)	(11,960)
Distributions paid to common stockholders	(8,840)	(4,751)
Distribution fees paid	(1,436)	(482)
Redemptions of common stock	(2,495)	(153)

Net cash provided by financing activities	73,441	293,589

Net (decrease) increase in cash and cash equivalents	(1,607)	1,367
Cash and cash equivalents, at beginning of period	8,358	7,429

Cash and cash equivalents, at end of period	$6,751	$8,796

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable	$21,922	$15,078
Redemptions payable	3,611	625
Future estimated distribution fees payable	27,414	—
Distributions reinvested in common stock	10,271	5,443
Non-cash capital expenditures	4,196	843

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (“2016 Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an asset acquisition or a business combination. The Company expects most of its acquisitions to qualify as asset acquisitions under the standard, which requires the capitalization of transaction costs to the basis of the acquired assets. ASU 2017-01 is effective for periods beginning after December 15, 2017. However, the Company early adopted this standard effective January 1, 2017. Under this new standard, all acquisition costs are being capitalized instead of expensed. For the three months ended March 31, 2017, $2.8 million of acquisition costs (including the acquisition fees paid to Industrial Property Advisors LLC (the “Advisor”) and its affiliates) were capitalized in net investment in real estate properties on the condensed consolidated balance sheets under the new standard instead of expensed as in prior periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Acquisition Costs

Transaction costs associated with the acquisition of a property (including the acquisition fees paid to Industrial Property Advisors LLC (the “Advisor”) and its affiliates) are allocated to land, building, and intangible lease assets on a pro-rata basis based on allocated purchase price and capitalized as incurred.

3.	REAL ESTATE ACQUISITIONS

The Company acquired 100% of the following properties during the three months ended March 31, 2017:

					Intangibles
($ in thousands)	Acquisition Date	Number of Buildings	Land	Building	Intangible Lease Assets	Above- Market Lease Assets	Below- Market Lease Liabilities	Total Purchase Price (1)
South Bay Distribution Center	1/4/2017	1	$9,334	$2,928	$—	$—	$—	$12,262
Tempe Business Center	1/5/2017	1	3,009	5,993	1,031	—	(258)	9,775
Corona Industrial Center	1/12/2017	1	4,322	4,684	730	—	—	9,736
Sycamore Industrial Center	1/13/2017	3	4,556	11,765	—	—	—	16,321
Oakesdale Commerce Center	2/8/2017	1	2,234	4,098	501	—	—	6,833
Airways Distribution Center	2/24/2017	2	5,461	28,840	3,791	—	(1,041)	37,051
Tuscany Industrial Center	3/23/2017	1	1,928	4,462	839	—	(316)	6,913

Total Acquisitions		10	$30,844	$62,770	$6,892	$—	$(1,615)	$98,891

(1)	Total purchase price, which includes capitalized acquisition costs of $2.8 million, is equal to the total consideration paid.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with the 2017 acquisitions, as of the respective date of each acquisition, were as follows:

Property	Amortization period
(years)
South Bay Distribution Center	—
Tempe Business Center	9.8
Corona Industrial Center	7.1
Sycamore Industrial Center	—
Oakesdale Commerce Center	10.1
Airways Distribution Center	5.9
Tuscany Industrial Center	4.5

4.	REAL ESTATE DISPOSITIONS

In February 2017, the Company sold to third parties the four industrial buildings that were classified as held for sale as of December 31, 2016, for net proceeds of approximately $15.4 million. Total disposition fees and expenses were $0.8 million, of which $0.4 million was paid to the Advisor. For the three months ended March 31, 2017, total net gain on dispositions was $0.1 million. All of these buildings were located in the Atlanta market.

5.	INVESTMENT IN REAL ESTATE PROPERTIES

As of March 31, 2017 and December 31, 2016, the Company’s consolidated investment in real estate properties consisted of 221 and 215 industrial buildings, respectively.

	As of
(in thousands)	March 31, 2017	December 31, 2016
Land	$715,124	$684,280
Building and improvements	1,756,490	1,686,929
Intangible lease assets	228,144	219,512
Construction in progress	11,822	13,843

Investment in real estate properties (1)	2,711,580	2,604,564
Less accumulated depreciation and amortization	(154,232)	(126,235)

Net investment in real estate properties	$2,557,348	$2,478,329

(1)	As of March 31, 2017, the Company capitalized approximately $2.8 million of acquisition costs. As of December 31, 2016, there were no acquisition costs capitalized. See “Note 1” for detail on the new accounting standard we adopted effective January 1, 2017 and “Note 2” for a description of the accounting policy regarding acquisition costs.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities, as of March 31, 2017 and December 31, 2016, include the following:

	As of March 31, 2017			As of December 31, 2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$216,993	$(71,205)	$145,788	$208,361	$(59,226)	$149,135
Above-market lease assets (1)	11,151	(3,712)	7,439	11,151	(3,143)	8,008
Below-market lease liabilities (2)	(32,438)	9,297	(23,141)	(30,929)	7,798	(23,131)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.
(2)	Included in other liabilities on the condensed consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of March 31, 2017, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2017	$32,576	$1,504	$(4,547)
2018	34,915	1,737	(5,109)
2019	25,228	1,122	(4,080)
2020	17,890	802	(3,206)
2021	12,582	724	(2,415)
Thereafter	22,597	1,550	(3,784)

Total	$145,788	$7,439	$(23,141)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$2,352	$1,776
Above-market lease amortization	(569)	(547)
Below-market lease amortization	1,605	1,106
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$15,449	$9,198
Intangible lease asset amortization	12,074	9,101

6.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company and third-party investors jointly invest in the Build-To-Core Partnership (the “BTC Partnership”) for purposes of investing in a portfolio of industrial properties located in certain major U.S. distribution markets. The Company determined that it continues to maintain significant influence in the BTC Partnership and, as such, continues to report its investment under the equity method on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. The following table summarizes the Company’s investment in the unconsolidated joint venture:

	As of March 31, 2017		Investment in Unconsolidated Joint Venture as of
($ in thousands)	Ownership Percentage	Number of Buildings	March 31, 2017	December 31, 2016
BTC Partnership	20.0%	30	$73,659	$69,695

7.	DEBT

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

	Weighted-Average Effective Interest Rate as of		Maturity Date	Balance as of
($ in thousands)	March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
Line of credit (1)	2.37%	2.44%	January 2020	$222,000	$181,000
Term loan (2)	2.50%	2.65%	January 2021	350,000	350,000
Term loan (3)	2.73%	2.67%	May 2022	150,000	150,000
Fixed-rate mortgage notes (4)	3.31%	3.31%	July 2020 - December 2025	617,880	617,880

Total principal amount / weighted-average (5)	2.88%	2.94%		$1,339,880	$1,298,880

Less unamortized debt issuance costs				$(9,716)	$(10,238)

Total debt, net				$1,330,164	$1,288,642

Gross book value of properties encumbered by debt				$987,388	$986,818

(1)	The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this line of credit. As of March 31, 2017, the unused and available portions under the line of credit were $278.0 million and $187.7 million, respectively. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.
(2)	The effective interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. This term loan is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.
(3)	The effective interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. This term loan is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.
(4)	Interest rates range from 2.94% to 3.52%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $97.0 million as of both March 31, 2017 and December 31, 2016.
(5)	The weighted-average remaining term of our consolidated debt was approximately 5.2 years as of March 31, 2017, excluding any extension options on the line of credit.

As of March 31, 2017, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2017	$—	$—	$—	$—
2018	—	—	1,354	1,354
2019	—	—	2,191	2,191
2020	222,000	—	15,259	237,259
2021	—	350,000	6,047	356,047
Thereafter	—	150,000	593,029	743,029

Total principal payments	$222,000	$500,000	$617,880	$1,339,880

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.

Debt Covenants

The Company’s line of credit, term loans and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of March 31, 2017.

Derivative Instruments

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. As of March 31, 2017, the Company had 11 outstanding interest rate swap agreements, which were associated with $597.0 million of debt, that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2017, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps	$596,980	Other assets	$15,641	$14,091

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Interest rate swaps:
Gain (loss) recognized in AOCI (effective portion)	$1,355	$(2,406)
Loss reclassified from AOCI into income (effective portion)	195	354

Net other comprehensive income (loss)	$1,550	$(2,052)

8.	FAIR VALUE

The Company estimates the fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that the Company would realize upon disposition.

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2017
Assets
Derivative instruments	$—	$15,641	$—	$15,641

Total assets measured at fair value	$—	$15,641	$—	$15,641

December 31, 2016
Assets
Derivative instruments	$—	$14,091	$—	$14,091

Total assets measured at fair value	$—	$14,091	$—	$14,091

As of March 31, 2017, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 7” above for further discussion of the Company’s derivative instruments.

Fair Value of Financial Instruments

As of March 31, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of March 31, 2017		As of December 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivative instruments	$15,641	$15,641	$14,091	$14,091

Liabilities
Line of credit	222,000	222,000	181,000	181,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	617,880	600,987	617,880	597,187

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

On August 14, 2015, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock being offered pursuant to the registration statement into Class A shares and Class T shares. The SEC declared the post-effective amendment effective on August 19, 2015, at which time the Company began offering for sale up to $1.5 billion in shares of common stock at a price of $10.4407 per Class A share and $9.8298 per Class T share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.9187 per Class A share and $9.8298 per Class T share. In each case, the offering price was arbitrarily determined by the Company’s board of directors by taking the Company’s estimated net asset value (“NAV”) as of June 30, 2015 of $9.24 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to the Class A shares and the Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to the Company will be the same for both Class A shares and Class T shares. The NAV was not subject to audit by the Company’s independent registered public accounting firm. The offering prices have been rounded to the nearest whole cent throughout the remainder of this report.

On August 15, 2016, the Company’s board of directors determined to reallocate $325.0 million in shares previously allocated to the distribution reinvestment plan portion of the Offering to the primary portion of the Offering, such that an aggregate of $1.825 billion in shares are allocated to the primary offering and $175.0 million in shares are allocated to the distribution reinvestment plan. The Company reserves the right to reallocate shares further between the primary portion of the Offering and the distribution reinvestment plan.

On December 22, 2016, the Company’s board of directors unanimously approved a new offering price of $11.0056 per Class A share of the Company’s common stock and a new offering price of $10.3617 per Class T share of the Company’s common stock, and $9.74 per share for shares purchased through the Company’s distribution reinvestment plan. In each case, the offering price was arbitrarily determined by the Company’s board of directors by taking the Company’s estimated NAV as of November 30, 2016 of $9.74 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to the Class A shares and the Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to the Company will be the same for both Class A shares and Class T shares. The NAV was not subject to audit by the Company’s independent registered public accounting firm. The new Class A offering price and the new Class T offering price took effect with respect to subscriptions accepted by the Company after January 1, 2017.

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

A summary of the Company’s public offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)), as of March 31, 2017, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$992,020	$598,701	$1,590,721
DRIP	41,741	11,281	53,022

Total offering	$1,033,761	$609,982	$1,643,743

Number of shares sold:
Primary offering	97,694	60,721	158,415
DRIP	4,251	1,151	5,402

Total offering	101,945	61,872	163,817

As of March 31, 2017, following the reallocation of shares in the Offering, approximately $234.3 million in shares of common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares and $122.0 million in shares of common stock remained available for sale through the Company’s distribution reinvestment plan. The board of directors, in its sole discretion, may determine to further reallocate shares between the distribution reinvestment plan and the primary offering.

Common Stock

The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

	Class A		Class T		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	99,374	$994	58,032	$580	157,406	$1,574
Issuance of common stock:
Primary shares	1,408	14	3,431	34	4,839	48
DRIP	686	7	369	4	1,055	11
Stock grants	133	1	—	—	133	1
Redemptions	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—

Balance as of March 31, 2017	101,601	$1,016	61,832	$618	163,433	$1,634

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

		Amount
(in thousands, except per share data)	Payment Date	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2017
March 31	April 5, 2017	$0.14250	$9,906	$11,443	$1,495	$22,844

Total			$9,906	$11,443	$1,495	$22,844

2016
December 31	January 5, 2017	$0.13515	$8,840	$10,271	$1,286	$20,397
September 30	October 5, 2016	0.13515	8,147	9,638	1,069	18,854
June 30	July 5, 2016	0.13515	7,534	9,042	876	17,452
March 31	April 4, 2016	0.13515	6,788	8,040	622	15,450

Total			$31,309	$36,991	$3,853	$72,153

(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share and per Class T share of common stock. The quarterly distribution on Class T shares of common stock is reduced by the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis).
(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares issued in the primary portion of the Initial Public Offering only. Refer to “Note 11” for further detail regarding distribution fees.
(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares.

Redemptions

The following table summarizes the Company’s redemption activity:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Number of eligible shares redeemed	377	59
Aggregate amount of shares redeemed	$3,611	$570
Average redemption price per share	$9.58	$9.63

10.	SHARE-BASED COMPENSATION

Restricted Stock Summary

A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its Equity Incentive Plan and its Private Placement Equity Incentive Plan for the three months ended March 31, 2017 is as follows:

(shares in thousands)	Shares	Weighted-Average Fair Value per Share
Nonvested shares at January 1, 2017 (1)	110	$10.94
Granted (2)	133	$11.01
Vested (2)	(56)	$11.01
Forfeited	—	$—

Nonvested shares at March 31, 2017	187	$10.97

(1)	Nonvested shares granted to non-senior executive employees of the Advisor were remeasured to estimated fair value based on the offering price of $11.01 per Class A share that took effect on January 1, 2017.
(2)	The weighted-average fair value is based on the offering price of $11.01 per Class A share in effect on the respective grant date, vested date, and forfeited date.

The following table summarizes other share-based compensation data:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Share-based compensation expense	$473	$389
Total fair value of restricted stock vested	$616	$350
Weighted-average grant date fair value of restricted stock granted, per share (1)	$11.01	$10.44

(1)	The weighted-average grant date fair value is based on the offering price per Class A share in effect on the respective grant dates.

As of March 31, 2017, the aggregate unrecognized compensation expenses related to the restricted stock was approximately $1.5 million and is expected to be fully recognized over a weighted-average period of one year.

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

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 7.0% and 2.0% of the gross proceeds from the sale of Class A shares and Class T shares, respectively, in the primary offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager, a portion of which may be reallowed to unaffiliated participating broker dealers, and are equal to up to 2.5% and 2.0% of the gross proceeds from the sale of Class A shares and Class T shares, respectively, in the primary offering.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to Class T shares issued in the primary portion of the Initial Public Offering only. All or a portion of the distribution fees are typically reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of (i) the current gross offering price per Class T share, or (ii) if the Company is no longer offering shares in a public offering, the estimated per share value of Class T shares. If the Company is no longer offering shares in a public offering, but has not reported an estimated per share value subsequent to the termination of the Offering, then the gross offering price in effect immediately prior to the termination of the Offering will be deemed the estimated per share value for purposes of the prior sentence. If the Company reports an estimated per share value prior to the termination of the Offering, the distribution fee will continue to be calculated as a percentage of the then current gross offering price per Class T share until the Company reports an estimated per share value following the termination of the Offering, at which point the distribution fee will be calculated based on the new estimated per share value. In the event the current gross offering price changes during the Offering or an estimated per share value reported after termination of the Offering changes, the distribution fee will change immediately with respect to all outstanding Class T shares issued in the primary offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share was issued.

All shares of a particular class will receive the same quarterly per share distribution, including shares issued pursuant to the Company’s distribution reinvestment plan. The quarterly distributions paid with respect to all outstanding Class T shares will be reduced by the monthly distribution fees calculated with respect to Class T shares issued in the primary offering. The Company does not pay distribution fees with respect to the sale of shares issued pursuant to the Company’s distribution reinvestment plan or shares issued as stock dividends, although the amount of distribution fees payable with respect to Class T shares sold in its primary offering will be allocated among all Class T shares, including shares issued pursuant to the Company’s distribution reinvestment plan and those issued as stock dividends, if any. The Company will cease paying distribution fees with respect to all Class T shares on the earliest to occur of the following: (i) a listing of shares of the Company’s common stock on a national securities exchange; (ii) such Class T shares no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A shares and

Class T shares would be in excess of 10% of the gross proceeds of the primary portion of the Offering; or (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that total underwriting compensation, including dealer manager fees, sales commissions, and distribution fees with respect to the Class T shares held by a stockholder within his or her particular account, would be in excess of 10% of the total gross investment amount at the time of purchase of the primary Class T shares held in such account.

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

Asset Management Fees. Asset management fees consist of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.5% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement. The term “disposition” shall include: (i) a sale of one or more assets; (ii) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership; (iii) a sale, merger, or other transaction in which the stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iv) a listing of the Company’s common stock on a national securities exchange or the receipt by the Company’s stockholders of securities that are listed on a national securities exchange in exchange for the Company’s common stock.

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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended March 31,		Payable as of
			March 31,	December 31,
(in thousands)	2017	2016	2017	2016
Expensed:
Acquisition fees (1)	$—	$7,129	$—	$—
Asset management fees (2)	5,383	3,395	1,802	1,745
Asset management fees related to dispositions (3)	409	1,466	—	1,015
Other expense reimbursements (4)	1,171	890	146	383

Total	$6,963	$12,880	$1,948	$3,143

Capitalized:
Acquisition fees (1)	$1,962	$—	$—	$—
Development acquisition fees (5)	42	116	—	14

Total	$2,004	$116	$—	$14

Additional Paid-In Capital:
Sales commissions	$1,663	$6,758	$41	$—
Dealer manager fees	1,098	4,171	114	1
Offering costs	1,875	2,570	881	984
Distribution fees (6)	1,957	622	27,940	27,419

Total	$6,593	$14,121	$28,976	$28,404

(1)	See “Note 1” for detail on the new accounting standard we adopted effective January 1, 2017 and “Note 2” for a description of the accounting policy regarding acquisition costs.

(2)	Includes asset management fees other than asset management fees related to dispositions.
(3)	Fees are netted against the respective gain and are included in the related net gain amount on the condensed consolidated statements of operations.
(4)	Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, of the Advisor related to activities for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $1.3 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets.
(6)	The distribution fees accrue daily and are payable monthly in arrears. As of March 31, 2017, the monthly amount of distribution fees payable of $0.5 million is included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrues for future estimated amounts payable based on the shares outstanding as of the balance sheet date. As of March 31, 2017, the future estimated amounts payable of $27.4 million are included in due to affiliates on the condensed consolidated balance sheets, and includes an immaterial amount related to prior periods.

Joint Venture Agreement. The BTC Partnership (described in “Note 6”) paid fees to the Advisor and a wholly-owned subsidiary of the Advisor for providing advisory services to the BTC Partnership. These advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. For the three months ended March 31, 2017 and 2016, the BTC Partnership incurred approximately $0.8 million and $0.4 million, respectively, in acquisition and asset management fees, which were paid to the Advisor and its wholly-owned subsidiary pursuant to the services agreement. Additionally, as of March 31, 2017, the BTC Partnership had amounts payable to the Company of approximately $0.4 million, which were recorded in due from affiliates on the condensed consolidated balance sheets.

Expense Support Agreement

In October 2013, the Company entered into an Expense Support and Conditional Reimbursement Agreement (as amended, the “Expense Support Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Expense Support Agreement, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations (“CDFFO” or “Company-defined FFO”), as disclosed in the Company’s quarterly and annual reports, for a particular quarter is less than the aggregate distributions that would have been declared for such quarter assuming daily distributions at a specified quarterly rate per share of common stock (the “Baseline Distributions”). Baseline Distributions were equal to: $0.11250 per share from January 1 through June 30, 2014; $0.11875 per share from July 1 through September 30, 2014; and $0.1250 per share from October 1, 2014 through June 30, 2015. In addition, pursuant to the Expense Support Agreement that was in effect through June 30, 2015, prior to the amendment and restatement of the agreement as described below, the Advisor, in its sole discretion, could elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. Subject to certain conditions and limitations, the Advisor is entitled to reimbursement from the Company for any asset management fees that were deferred and any expense support payments that it made pursuant to the agreement that was in effect through June 30, 2015.

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

For the period beginning on July 1, 2015 and terminating on the earlier of the expiration or termination of the agreement, in no event will the aggregate of the waived asset management fees and the Deficiency support payments, when added to all amounts deferred or paid by the Advisor prior to August 14, 2015 under the prior versions of the Expense Support Agreement (approximately $5.4 million), exceed $30.0 million (the “Maximum Amount”). As of March 31, 2017, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $7.4 million. Of this amount, the Company has fully reimbursed the $5.4 million that was potentially reimbursable to the Advisor, and there are no additional amounts reimbursable to the Advisor under the Expense Support Agreement.

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

The table below provides information regarding the fees deferred or waived or expenses supported by the Advisor, as well as any amounts reimbursed to the Advisor by the Company:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Asset management fees deferred/waived	$—	$267
Other expenses supported	—	—
Reimbursement of previously deferred amounts	—	—

Total expense support from Advisor (1)	$—	$267

(1)	No amounts were due from nor to the Advisor as of March 31, 2017.

12.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.

Environmental Matters

A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2017.

13.	SUBSEQUENT EVENTS

Status of Offering

A summary of the Company’s public offering (including shares sold through the primary offering and the distribution reinvestment plan), as of May 2, 2017, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$996,087	$613,624	$1,609,711
DRIP	48,874	15,596	64,470

Total offering	$1,044,961	$629,220	$1,674,181

Number of shares sold:
Primary offering	98,068	62,161	160,229
DRIP	4,983	1,594	6,577

Total offering	103,051	63,755	166,806

As of May 2, 2017, approximately $215.3 million in shares of common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares and $110.5 million in shares of common stock remained available for sale through the Company’s distribution reinvestment plan. The board of directors, in its sole discretion, may determine to further reallocate shares between the distribution reinvestment plan and the primary offering.

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

On August 13, 2015, our board of directors unanimously approved an estimated NAV of our common stock of $9.24 per share based on the number of shares issued and outstanding as of June 30, 2015. The methodology used to determine the estimated NAV per share was determined in accordance with our valuation policy, utilizing certain guidelines applicable to non-traded REITs. See our 2016 Form 10-K for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated NAV per share.

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

On December 22, 2016, our board of directors unanimously approved an estimated NAV of our common stock of $9.74 per share based on the number of shares issued and outstanding as of November 30, 2016. The estimated NAV per share was determined in accordance with our valuation policy, utilizing certain guidelines applicable to non-traded REITs. Also on December 22, 2016, our board of directors unanimously approved a new offering price of $11.01 per Class A share of our common stock and a new offering price of $10.36 per Class T share of our common stock, as well as an offering price of $9.74 per share for shares purchased through our distribution reinvestment plan. The new Class A offering price and the new Class T offering price took effect with respect to subscriptions accepted by us after January 1, 2017. Accordingly, the estimated NAV per share of our common stock determined as of November 30, 2016 was 11.5% and 6.0%, respectively, lower than the offering prices with respect to Class A shares and Class T shares. The differences between the offering prices and the actual value per share will fluctuate depending on the actual value of our net assets per share at any given point in time. The offering prices have been rounded to the nearest whole cent throughout this report.

As of March 31, 2017, we had raised gross proceeds of approximately $1.6 billion from the sale of 163.8 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. As of that date, approximately $234.3 million in shares of our common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares, and $122.0 million in shares of our common stock remained available for sale through our distribution reinvestment plan. We plan to end the offering on the earlier to occur of either: June 30, 2017 or the date on which all the remaining shares allocated to the primary offering have been sold. See “Note 9 to the Condensed Consolidated Financial Statements” for information concerning the Offering.

As of March 31, 2017, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio that included 251 industrial buildings totaling approximately 40.2 million square feet located in 24 markets throughout the U.S., with 477 customers, and was 91.4% occupied (91.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.5 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of March 31, 2017:

•	238 industrial buildings totaling approximately 38.0 million square feet comprised our operating portfolio, which includes stabilized properties, and was 96.1% occupied (96.2% leased).

•	13 industrial buildings totaling approximately 2.2 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

During the three months ended March 31, 2017, we directly acquired 10 buildings comprising approximately 1.0 million square feet for an aggregate total purchase price of approximately $96.3 million, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. We funded these acquisitions with proceeds from the Offering and debt financings. See “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our acquisitions. Additionally, in February 2017, we sold four industrial buildings aggregating 0.4 million square feet for net proceeds of approximately $15.4 million The net cash flow generated from these dispositions is expected to be reinvested in future acquisitions.

As of March 31, 2017, we owned and managed 30 buildings totaling approximately 5.3 million square feet of the total 40.2 million square feet (discussed above) through our 20.0% ownership interest in the BTC Partnership. During the three months ended March 31, 2017, the BTC Partnership acquired one building and completed the development of two buildings comprising approximately 0.9 million square feet for an aggregate total purchase price of approximately $51.1 million, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. Additionally, as of that date, the BTC Partnership had nine buildings under construction totaling approximately 3.6 million square feet, and nine buildings in the pre-construction phase for an additional 1.2 million square feet. See “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the BTC Partnership.

From January 2014 through March 31, 2017, we had acquired, either directly or through our 20.0% ownership interest in the BTC Partnership, 260 buildings comprised of approximately 41.6 million square feet for an aggregate total purchase price of approximately $3.1 billion, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. We funded these acquisitions with proceeds from the Offering, debt financings and net proceeds from dispositions.

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

We expect to manage our financing strategy under the current mortgage lending and corporate financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans, unsecured or secured lines of credit or term loans, private placements or public bond issuances, and the assumption of existing loans in connection with certain property acquisitions, or any combination of the foregoing.

Industrial Real Estate Outlook

Overall, fundamentals for the U.S. industrial real estate sector continue to improve, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Further, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. Additionally, the U.S. stock market responded favorably to the outcome of the presidential election and continues to set record highs in 2017 based on expectations that the new president’s policies will focus on significant fiscal stimulus, tax reform and deregulation. We expect moderate economic growth in the U.S. to continue throughout 2017, which should continue to drive positive demand for warehouse space as companies expand and upgrade their distribution platforms.

While the U.S. economy has continued to improve, global trade growth has slowed due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Commodity prices have stabilized and may further recover as planned production cuts from the Organization of Petroleum Exporting Countries (“OPEC”) may lead oil prices higher. Financial market conditions for developing countries tightened significantly following the U.S. elections as concerns over protectionism decreased currencies and increased bond yields globally. Heightened policy uncertainty in the U.S. and Europe will likely weigh on global trade and capital flows throughout the year.

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

Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.6% annual increase compounded over the past five years, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.

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

Summary of 2017 Activities

During the three months ended March 31, 2017, we completed the following activities:

•	We raised $61.2 million of gross equity capital from the Offering.

•	We directly acquired 10 industrial buildings, comprised of approximately 1.0 million square feet for an aggregate total purchase price of approximately $96.3 million, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. We funded these acquisitions with proceeds from the Offering and debt financings.

•	We sold four industrial buildings aggregating 0.4 million square feet for net proceeds of $15.4 million and recognized net gains of approximately $0.1 million. The net cash flow generated from these dispositions is expected to be reinvested in future acquisitions.

•	As of March 31, 2017, we owned and managed, either directly or through our 20.0% ownership interest in the BTC Partnership, a real estate portfolio comprised of 251 industrial buildings totaling approximately 40.2 million square feet located in 24 markets throughout the U.S.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Portfolio data:
Consolidated buildings	221	215	166
Unconsolidated buildings	30	27	22

Total buildings	251	242	188

Rentable square feet of consolidated buildings	34,904	34,339	22,586
Rentable square feet of unconsolidated buildings	5,276	4,405	3,703

Total rentable square feet	40,180	38,744	26,289

Total number of customers (1)	477	477	377

Percent occupied of operating portfolio (1)(2)	96.1%	95.3%	92.1%
Percent occupied of total portfolio (1)(2)	91.4%	92.5%	88.9%

Percent leased of operating portfolio (1)(2)	96.2%	96.7%	95.4%
Percent leased of total portfolio (1)(2)	91.6%	94.0%	93.4%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three months ended March 31, 2017 and 2016 are not directly comparable, nor are our results of operations for the three months ended March 31, 2017 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Results for the Three Months Ended March 31, 2017 Compared to the Same Periods in 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 127 buildings totaling approximately 16.1 million square feet owned as of January 1, 2016, which portfolio represented 46.0% of total rentable square feet, 53.2% of total revenues, and 53.0% of net operating income as of March 31, 2017.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2017	2016	$ Change	% Change
Rental revenues:
Same store operating properties	$29,031	$28,442	$589	2.1%
Other properties	25,541	4,810	20,731	431.0

Total rental revenues	54,572	33,252	21,320	64.1

Rental expenses:
Same store operating properties	(7,821)	(7,729)	(92)	1.2
Other properties	(6,700)	(1,411)	(5,289)	374.8

Total rental expenses	(14,521)	(9,140)	(5,381)	58.9

Net operating income:
Same store operating properties	21,210	20,713	497	2.4
Other properties	18,841	3,399	15,442	454.3

Total net operating income	40,051	24,112	15,939	66.1

Other income and (expenses):
Real estate-related depreciation and amortization	(27,523)	(18,299)	(9,224)	50.4
General and administrative expenses	(2,242)	(1,799)	(443)	24.6
Asset management fees, related party	(5,383)	(3,395)	(1,988)	58.6
Acquisition expenses, related party	—	(7,129)	7,129	(100.0)
Acquisition expenses	—	(3,152)	3,152	(100.0)
Equity in loss of unconsolidated joint venture	(29)	(392)	363	(92.6)
Interest expense and other	(10,018)	(4,155)	(5,863)	141.1
Net gain on disposition of real estate properties	75	—	75	100.0
Net loss on sell down of joint venture ownership interest	—	(64)	64	(100.0)
Total expense support from Advisor	—	267	(267)	(100.0)

Total other income (expenses)	(45,120)	(38,118)	(7,002)	18.4
Net loss	(5,069)	(14,006)	8,937	(63.8)
Net loss attributable to noncontrolling interests	(16)	—	(16)	100.0

Net loss attributable to common stockholders	$(5,085)	$(14,006)	$8,921	(63.7)%

Weighted-average shares outstanding	160,296	114,323	45,973

Net loss per common share—basic and diluted	$(0.03)	$(0.12)	$0.09

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $21.3 million for the three months ended March 31, 2017, as compared to the same period in

2016, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio during the past 15 months. For the three months ended March 31, 2017, non-same store rental revenues reflect the addition of 79 buildings we have acquired since January 1, 2016. Same store rental revenues for the three months ended March 31, 2017 increased by 2.1% as compared to the same period in 2016, primarily due to higher rental rates for new leases.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $5.4 million for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio since January 1, 2016. Same store rental expenses for the three months ended March 31, 2017 increased by 1.2%, primarily due to higher real estate taxes and higher maintenance expenses as compared to the same periods in 2016, partially offset by lower snow removal costs in 2017.

Other Income and Expenses. Other income and expenses increased by $7.0 million, or 18.4%, for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to:

•	An increase in real estate-related depreciation and amortization expense, asset management fees, and general and administrative expenses totaling an aggregate amount of $11.7 million for the three months ended March 31, 2017, as a result of the growth in our portfolio over the past 15 months since January 1, 2016;

•	A decrease in acquisition-related expenses of $10.3 million for the three months ended March 31, 2017 as compared to the same period in 2016 due to a new accounting standard that we adopted effective January 1, 2017 that resulted in 2017 acquisition costs being capitalized instead of expensed as they were in the prior period; and

•	An increase in interest expense of $5.9 million for the three months ended March 31, 2017, primarily due to: (i) an increase in property level borrowings of $517.9 million for the three months ended March 31, 2017, as compared to the same period in 2016; and (ii) a higher aggregate weighted-average interest rate of 2.88% as of March 31, 2017, as compared to 2.35% as of March 31, 2016.

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended March 31, 2017, GAAP net loss was $5.1 million as compared to $14.0 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, NOI increased to $40.1 million from $24.1 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, same store NOI increased to $21.2 million from $20.7 million for the three months ended March 31, 2016. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three Months Ended March 31, 2017 Compared to the Same Periods in 2016” above for a reconciliation of our GAAP net loss to NOI for the three months ended March 31, 2017 and 2016.

Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)

We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “Note 11 to the Condensed Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO, Company-defined FFO, and MFFO. If we had not received expense support from the Advisor, our FFO, Company-defined FFO, and MFFO would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. By excluding gains or losses on the sale of assets, we believe FFO provides a helpful additional measure of our consolidated operating performance on a comparative basis. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets, and also excludes acquisition-related costs (including acquisition fees paid to the Advisor) and organization costs, each of which are characterized as expenses in determining net loss under GAAP. Organization costs are excluded as they are paid in cash and relate to costs paid in conjunction with the organization of the Company. The purchase of operating properties is a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. Due to a new accounting standard that we adopted January 1, 2017, acquisition-related costs are no longer expensed, but are capitalized as incurred as the properties we acquire are considered assets rather than businesses under the new standard. As a result, acquisition-related costs for properties that meet the definition of an asset rather than a business will no longer be an adjustment, effective January 1, 2017. Company-defined FFO may not be a complete indicator of our operating performance, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.

MFFO. As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets, but includes organization costs. Similar to Company-defined FFO, MFFO excludes acquisition-related costs. MFFO also excludes straight-line rent and amortization of above- and below-market leases. As described above, due to a new accounting standard that we adopted January 1, 2017, acquisition-related costs are no longer expensed, but are capitalized as incurred as the properties we acquire are considered assets rather than businesses under the new standard. As a result, acquisition-related costs for properties that meet the definition of an asset rather than a business will no longer be an adjustment, effective January 1, 2017. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.

We are currently in the acquisition phase of our life cycle. Management does not include historical acquisition-related costs in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. In addition, management does not include organization costs as those costs are also not expected to be incurred now that we have commenced operations. We use FFO, Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe FFO, Company-defined FFO and MFFO facilitate a comparison to other REITs that have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO, Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO, Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of GAAP net loss to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended March 31,		For the Period From Inception (August 28, 2012) to March 31, 2017
(in thousands, except per share data)	2017	2016
GAAP net loss applicable to common stockholders	$(5,085)	$(14,006)	$(117,886)

GAAP net loss per common share	$(0.03)	$(0.12)	$(2.26)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss applicable to common stockholders	$(5,085)	$(14,006)	$(117,886)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	27,523	18,299	156,397
Our share of real estate-related depreciation and amortization of unconsolidated joint venture	602	700	5,740
Impairment of real estate property	—	—	2,672
Net gain on disposition of real estate properties	(75)	—	(1,503)
Net loss on sell down of joint venture ownership interest	—	64	64

NAREIT FFO applicable to common stockholders	$22,965	$5,057	$45,484

NAREIT FFO per common share	$0.14	$0.04	$0.87

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$22,965	$5,057	$45,484
Add Company-defined adjustments:
Acquisition costs	—	10,281	80,877
Our share of acquisition costs of unconsolidated joint venture	—	112	1,697
Organization costs	—	—	93

Company-defined FFO applicable to common stockholders	$22,965	$15,450	$128,151

Company-defined FFO per common share	$0.14	$0.14	$2.46

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO applicable to common stockholders	$22,965	$15,450	$128,151
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(3,388)	(2,335)	(22,009)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture	(69)	(129)	(1,077)
Organization costs	—	—	(93)

MFFO applicable to common stockholders	$19,508	$12,986	$104,972

MFFO per common share	$0.12	$0.11	$2.01

Weighted-average shares outstanding	160,296	114,323	52,097

We believe that: (i) our FFO of $23.0 million, or $0.14 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $22.8 million, or $0.14 per share, for the three months ended March 31, 2017; and (ii) our FFO of $45.5 million, or $0.87 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $126.1 million, or $1.75 per share, for the period from Inception (August 28, 2012) to March 31, 2017, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Total cash provided by (used in):
Operating activities	$20,187	$(785)
Investing activities	(95,235)	(291,437)
Financing activities	73,441	293,589

Net (decrease) increase in cash	$(1,607)	$1,367

Cash provided by operating activities during the three months ended March 31, 2017 increased by approximately $21.0 million as compared to the same period in 2016, primarily as a result of continued growth in our property operations. Cash used in investing activities during the three months ended March 31, 2017 decreased by approximately $196.2 million as compared to the same period in 2016, primarily due to a net decrease in our acquisition activity in the amount of $241.9 million, partially offset by net proceeds from the sale of a portion of our interest in the BTC partnership in the first quarter of 2016 of $57.2 million, as well as proceeds from the disposition of real estate properties in the first quarter of 2017 of $15.4 million. Cash provided by financing activities during the three months ended March 31, 2017 decreased by approximately $220.1 million as compared to the same period in 2016, primarily due to a decrease in our net borrowing activity of $81.0 million and a decrease in our equity raised of $131.8 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of March 31, 2017, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had approximately $222.0 million outstanding under our line of credit with a weighted average effective interest rate of 2.37%, which includes the effect of the interest rate swap agreements related to $150.0 million of the borrowings under our line of credit, and $500.0 million outstanding under our term loans with a weighted average effective interest rate of 2.57%, which includes the effect of the interest rate swap agreements related to our $350.0 million term loan. The unused and available portions under our line of credit were $278.0 million and $187.7 million, respectively. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 7 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of March 31, 2017, we had property-level borrowings of approximately $617.9 million outstanding with a weighted-average remaining term of 6.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.31%, which includes the effects of the interest rate swap agreement relating to our $97.0 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 7 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of March 31, 2017.

Offering Proceeds. As of March 31, 2017, aggregate gross proceeds raised from the Offering, including proceeds raised through our distribution reinvestment plan, were $1.6 billion ($1.5 billion net of direct selling costs).

Distributions. We intend to continue to make distributions on a quarterly basis. For the three months ended March 31, 2017, 49.9% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 50.1% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of shares pursuant to our distribution reinvestment plan. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the second quarter of 2017, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the second quarter of 2017 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Distributions for the second quarter of 2017 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than July 15, 2017.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities		Proceeds from Financing Activities (1)		Proceeds from Issuance of DRIP Shares (2)		Gross Distributions (3)
2017
March 31	$11,401	49.9%	$—	—%	$11,443	50.1%	$22,844

Total	$11,401	49.9%	$—	—%	$11,443	50.1%	$22,844

2016
December 31	$10,126	49.6%	$—	—%	$10,271	50.4%	$20,397
September 30	9,216	48.9	—	—	9,638	51.1	18,854
June 30	8,410	48.2	—	—	9,042	51.8	17,452
March 31	—	—	7,410	48.0	8,040	52.0	15,450

Total	$27,752	38.5%	$7,410	10.2%	$36,991	51.3%	$72,153

(1)	For the periods presented, all distributions provided by financing activities were funded from debt financings.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of the Initial Public Offering.

Refer to “Note 9 to the Condensed Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the three months ended March 31, 2017 and 2016, we received eligible redemption requests related to approximately 377,000 and 59,000 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $3.6 million, or an average price of $9.58 per share, and approximately $0.6 million, or an average price of $9.63 per share, respectively. We have repurchased shares of our common stock above the estimated NAV per share most recently determined as of the date of such redemptions and, accordingly, these repurchases have been dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program.”

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

SUBSEQUENT EVENTS

Status of Offering

A summary of the public offering (including shares sold through the primary offering and distribution reinvestment plan), as of May 2, 2017, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$996,087	$613,624	$1,609,711
DRIP	48,874	15,596	64,470

Total offering	$1,044,961	$629,220	$1,674,181

Number of shares sold:
Primary offering	98,068	62,161	160,229
DRIP	4,983	1,594	6,577

Total offering	103,051	63,755	166,806

As of May 2, 2017, approximately $215.3 million in shares of common stock remained available for sale pursuant to the primary offering in any combination of Class A shares or Class T shares and $110.5 million in shares of common stock remained available for sale through the Company’s distribution reinvestment plan. The board of directors, in its sole discretion, may determine to further reallocate shares between the distribution reinvestment plan and the primary offering.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2016 was disclosed in our 2016 Form 10-K. Except as otherwise disclosed in “Note 7 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K. As of March 31, 2017, our critical accounting estimates have not changed from those described in our 2016 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2017, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.

Fixed Interest Rate Debt. As of March 31, 2017, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, and $350.0 million of borrowings under one of our term loans, and $617.9 million under our mortgage notes, which, in the aggregate, represented approximately 83.4% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2017, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.1 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2017. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows

Variable Interest Rate Debt. As of March 31, 2017, our consolidated variable interest rate debt consisted of $72.0 million of borrowings under our line of credit and our $150.0 million term loan, which represented approximately 16.6% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $222.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2017, would change our annual interest expense by approximately $0.2 million.

Derivative Instruments. As of March 31, 2017, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $597.0 million. See “Note 7 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2016 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2016 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On July 24, 2013, our Registration Statement on Form S-11 (File No. 333-184126), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering was extended by our board of directors in December 2016 until the earlier to occur of: (i) June 30, 2017; or (ii) the date on which we sell the shares that remain available for sale pursuant to our primary offering. Refer to “Note 9 to the Condensed Consolidated Financial Statements” for a description of the reallocation of shares from our distribution reinvestment plan to our primary offering and our expectation concerning the duration of the Offering.

The table below summarizes the gross offering proceeds raised; the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities; and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to March 31, 2017
Gross offering proceeds	$1,643,743
Sales commissions (1)	79,420
Dealer manager fees (1)	36,757
Offering costs	31,207

Total direct selling costs paid from offering proceeds (2)	$147,384

Offering proceeds, net of direct selling costs	$1,496,359

(1)	The sales commissions and dealer manager fees are payable to the Dealer Manager. A substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.
(2)	This amount excludes the distribution fees paid to the Dealer Manager, all or a portion of which are reallowed by the Dealer Manager to participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers. The distribution fees are not paid from and do not reduce offering proceeds, but rather they reduce the distributions payable to stockholders with respect to Class T shares.

From January 15, 2014, through March 31, 2017, we had acquired, either directly or through our 20.0% ownership interest in the BTC Partnership, 260 buildings comprised of approximately 41.6 million square feet for an aggregate total purchase price of approximately $3.1 billion, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs.

As of March 31, 2017, we had paid $26.6 million in acquisition-related costs to non-related parties. Refer to “Note 11 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.

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

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. In addition, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis, including but not limited to a price equal to the then-current estimated NAV per share. If our board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice, which we will provide by filing a Current Report on Form 8-K with the SEC. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of the share redemption program.

As described below, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined in below) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined in the share redemption plan) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption plan. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held its shares for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. If we are engaged in a public offering and the redemption price calculated in accordance with the share redemption program would result in a price that is higher than the then-current public offering price of such class of common stock, then the redemption price will be reduced and will be equal to the then-current public offering price of such class of common stock.

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter, and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. In addition, our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, distributions to stockholders, debt repayment, purchases of real property, debt related or other investments, or redemptions of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock under any circumstances. Our board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued or other guidance provided by the SEC staff that would not object to such an increase. There can be no assurance that our board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that our board of directors will be able to obtain, if necessary, a no-action letter from the SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be redeemed for each class of shares by applying the Quarterly Redemption Cap on a per class basis; provided that any such change in the application of the Quarterly Redemption Cap from a general basis to a per class basis would not jeopardize our ability to qualify as a REIT for federal income tax purposes. In order for our board of directors to change the application of the Quarterly Redemption Cap from a general basis to a per class basis, we will notify stockholders through a prospectus supplement and/or a current or periodic report filed with the SEC, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new application will apply.

The share redemption program also provides that if we are no longer engaged in a public offering of primary shares, the redemption price will continue to be calculated in accordance with the above table (subject to the limitations and exceptions described); provided, that, if the redemption price calculated in accordance with the terms of the share redemption program would result in a price that is higher than the estimated NAV per share of the Class A shares and the Class T Shares, respectively, most recently disclosed by us in a public filing with the SEC, then the redemption price will be equal to the respective estimated NAV per share most recently disclosed by us in a public filing with the SEC.

Based on the estimated NAV per share of our common stock determined by our board of directors on December 22, 2016, we have repurchased shares of our common stock at prices that are higher than the estimated NAV per share and, accordingly, these repurchases have been dilutive to our remaining stockholders. The above description of the Amended SRP is a summary of certain of the terms of the Amended SRP. Please see the full text of the Amended SRP, incorporated by reference as Exhibit 4.3 to this Quarterly Report on Form 10-Q, for all terms and conditions of the share redemption program in effect during the period covered by this report.

For the three months ended March 31, 2017 and 2016, we received eligible redemption requests related to approximately 377,000 and 59,000 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $3.6 million, or an average price of $9.58 per share, and approximately $0.6 million or an average price of $9.63 per share, respectively.

The table below summarizes the redemption activity for the three months ended March 31, 2017:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
January 31, 2017	—	$—	—	—
February 28, 2017	—	—	—	—
March 31, 2017	377,132	9.58	377,132	—

Total	377,132	$9.58	377,132	—

(1)	We limit the number of shares that may be redeemed quarterly under the program as described above.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

May 11, 2017	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

May 11, 2017	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Industrial Property Trust Inc., dated July 16, 2013. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

3.2	Articles Supplementary of Industrial Property Trust Inc., dated August 8, 2013. Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

3.3	Articles of Amendment of Industrial Property Trust Inc., dated August 27, 2013. Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

3.4	Certificate of Correction to Articles of Amendment and Restatement of Industrial Property Trust Inc., dated March 20, 2014. Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

3.5	Articles Supplementary of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.6	Articles of Amendment of Industrial Property Trust Inc., dated August 13, 2015. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

3.7	Third Amended and Restated Bylaws of Industrial Property Trust Inc. Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

4.1	Second Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix E to the prospectus included in Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2015.

4.2	Third Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2016. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

4.3	Amended and Restated Share Redemption Program, effective as of September 15, 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

4.4	Second Amended and Restated Share Redemption Program, effective as of October 31, 2016. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.1	Amended and Restated Escrow Agreement, dated as of August 13, 2013, by and among Dividend Capital Securities LLC, Industrial Property Trust Inc. and UMB Bank, N.A. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on August 14, 2013.

10.2	Management Agreement, dated as of July 16, 2013, by and between Industrial Property Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

EXHIBIT NUMBER	DESCRIPTION

10.3	Industrial Property Trust Inc. Equity Incentive Plan, dated as of July 16, 2013. Incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.4	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and each of the following persons as of July 16, 2013: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke and Stanley A. Moore. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.5	Purchase and Sale Agreement dated August 5, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.6	First Amendment to Purchase and Sale Agreement dated September 4, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.7	Reinstatement and Second Amendment to Purchase and Sale Agreement dated September 19, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.8	Third Amendment to Purchase and Sale Agreement dated November 22, 2013, by and among IIT Acquisitions LLC and IPT West Valley DC LLC. Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.9	Assignment and Assumption Agreement dated December 18, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.10	Credit Agreement, dated as of January 13, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Bookrunner and Co-Lead Arranger; and Wells Fargo Securities, LLC, as Co-Bookrunner and Co-Lead Arranger. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2014.

10.11	Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2014.

10.12	Amendment to Selected Dealer Agreement, dated as of January 21, 2014, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.13	Purchase and Sale Agreement, dated February 10, 2014, by and between Paula Begoun Investments, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.14	Amended and Restated Credit Agreement, dated as of February 14, 2014, among Industrial Property Operating Partnership LP; the lenders party hereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Co-Lead Arranger and Joint Bookrunner; and Wells Fargo Securities, LLC, as Co-Lead Arranger and Joint Bookrunner; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.15	Purchase and Sale Agreement, dated as of February 18, 2014, by and between CPDC III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.16	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2014, by and between IPT Acquisitions LLC and ProLogis-A4 FL I LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.17	Purchase and Sale Agreement, dated May 13, 2014, between TPRF III/Rialto Industrial LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.18	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2014, by and between IPT Acquisitions LLC and Palmtree Acquisition Corporation. Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.19	Purchase and Sale Agreement, dated June 6, 2014, by and between Kylie Capital LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.20	Purchase and Sale Agreement, dated July 29, 2014, by and between Baird Investment Company, Frederick C. Mansfield, Trustee of the Sylvia Baldwin Mansfield Trust dated November 21, 1975, as amended and restated, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.21	Purchase and Sale Agreement, dated August 5, 2014, by and between IPT Acquisitions LLC and Avera Development, LLC. Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.22	Agreement of Sale, dated September 5, 2014, by and between IPT O’Hare DC LLC and IAC 1000 County Line L.L.C. Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.23	Purchase and Sale Agreement, dated September 5, 2014, by and between CRP-3 BWIC I, LLC, CRP-3 BWIC II, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.24	Purchase and Sale Agreement, dated September 16, 2014, by and between Elgin Realty Company, LLP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.25	Contract for Sale and Purchase, dated October 15, 2014, by and between CostCo Way 8, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2014.

10.26	Agreement of Purchase and Sale, dated October 31, 2014, by and between CRP Oakmont Flower Mound, L.L.C., CRP Oakmont Grand Prairie, L.L.C., and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.27	Purchase and Sale Agreement, dated November 19, 2014, by and between Totowa Property Associates, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.28	Second Amended and Restated Credit Agreement, dated as of November 21, 2014, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; Keybank National Association, as Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 25, 2014.

10.29	Real Estate Contract, dated December 4, 2014, by and between Carson Bayport I LP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.30	Purchase and Sale Agreement, dated December 8, 2014, by and between Holman Distribution Center of Oregon, Inc., Hawthorne Investment Company, Clark Family LLC, Clark Properties North Wing LLC and Clark Properties South Wing LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.31	Sale, Purchase and Escrow Agreement, dated December 9, 2014, among Peachtree North Business Park, LLC, IPT Acquisitions LLC and Calloway Title and Escrow, LLC. Incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.32	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 19, 2014, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 23, 2014.

EXHIBIT NUMBER	DESCRIPTION

10.33	Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of February 12, 2015, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, bcIMC International Real Estate (2004) Investment Corporation, and bcIMC (WCBAF) Realpool Global Investment Corporation. Incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333- 184126) filed with the SEC on April 17, 2015.

10.34	Amended and Restated Agreement by and between IPT BTC I GP LLC and Industrial Property Advisors LLC, effective as of February 12, 2015. Incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.35	Private Placement Equity Incentive Plan, dated February 26, 2015. Incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.36	Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan. Incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.37	Form of Director Stock Grant Agreement for Equity Incentive Plan. Incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.38	Form of Restricted Stock Grant Agreement for Consultants for Equity Incentive Plan. Incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.39	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 16, 2015, among Industrial Property Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender; Wells Fargo Bank, National Association, as Syndication Agent and as a lender; J.P. Morgan Securities LLC, as Joint Bookrunner and Co-Lead Arranger; Wells Fargo Securities, LLC as Joint Bookrunner and Co-Lead Arranger; KeyBank National Association, as Co-Documentation Agent and as a lender; Regions Bank, as Co-Documentation Agent and as a lender; U.S. Bank National Association as a lender; Capital One, National Association as a lender; and Fifth Third Bank as a lender. Incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.40	Credit Agreement, dated as of June 5, 2015, by and among BTC Intermediate Holdco LP, Build-To-Core Industrial Partnership I LP, each of the subsidiary guarantors party thereto from time to time, Regions Bank, the other lenders party thereto and other lenders that may become parties thereto, U.S. Bank National Association and Regions Capital Markets and U.S. Bank National Association. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 9, 2015.

10.41	Amendment to the Second Amended and Restated Expense Support and Conditional Reimbursement Agreement, effective as of June 30, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on form 10-Q filed with the SEC on August 10, 2015.

10.42	Third Amended and Restated Advisory Agreement, dated as of August 14, 2015, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

EXHIBIT NUMBER	DESCRIPTION

10.43	Second Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of August 14, 2015, among Industrial Property Trust, Inc., as general partner, and the Limited Partners thereto. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.44	Third Amended and Restated Waiver and Expense Support Agreement, effective as of August 14, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.45	Amendment No. 2 to the Selected Dealer Agreement, dated as of August 28, 2015, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2015.

10.46	Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and John S. Hagestad as of September 2, 2015. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.47	Loan Agreement, dated as of September 25, 2015, by and among IPT Bayport DC LP, IPT Centreport DC LP, IPT Century DC LP, IPT Livermore DC LP, IPT Rialto DC LP, IPT O’Hare DC LLC and IPT Windham IC LLC, as Borrower, and Teachers Insurance and Annuity Association of America, as Lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2015.

10.48	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company II, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.49	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.50	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company V, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.51	Purchase and Sale Agreements dated November 24, 2015, by and between LBA/MET Partners I-Company IX, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.52	Amendment No. 1 to Amended and Restated Agreement dated as of November 25, 2015 by and between IPT BTC I GP LLC and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.53	Purchase and Sale Agreement, dated November 27, 2015, by and between AP Zephyr Street LLC, AP Commerce Parkway LLC, AP Polk Lane LLC, AP Quality Drive LLC, AP Quest Way LLC, AP MIAC Cove LLC, AP Pleasant Hill LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

EXHIBIT NUMBER	DESCRIPTION

10.54	Third Amended and Restated Credit Agreement, dated as of December 8, 2015, among Industrial Property Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; J.P. Morgan Securities LLC, as Joint Lead Arranger and Joint Bookrunner; Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger; Bank of America, N.A., as Co-Documentation Agent; U.S. Bank National Association, as Joint Lead Arranger and Co-Documentation Agent; and Regions Bank, as Co-Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2015.

10.55	Interest Purchase Agreement, dated December 28, 2015, by and between bcIMC (USA) Realty Div 2A LLC and IPT BTC I LP LLC. Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.56	Second Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of January 28, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, bcIMC International Real Estate (2004) Investment Corporation, bcIMC (WCBAF) Realpool Global Investment Corporation, and bcIMC (USA) Realty Div A2 LLC. Incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 8, 2016.

10.57	Amendment No. 2 to Amended and Restated Agreement, dated as of January 28, 2016, by and between IPT BTC I GP LLC and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2016.

10.58	First Amendment to the Third Amended and Restated Advisory Agreement, dated as of February 17, 2016, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 23, 2016.

10.59	Amendment No. 3 to the Selected Dealer Agreement, dated as of April 11, 2016, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.60	Purchase and Sale Agreement, dated April 21, 2016, by and among IPT Acquisitions LLC, AP Redlands LLC, AP Barrett Lakes 2700 LLC, AP Barrett Lakes 2750 LLC, AP Barrett Lakes 2850 LLC, AP Taylor Road LLC, AP Omega Parkway LLC, and AP Jamesburg Drive LLC. Incorporated by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.61	Fourth Amended and Restated Advisory Agreement, dated as of August 12, 2016, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2016.

10.62	Third Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of September 15, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, Industrial Property Advisors Sub I LLC, bcIMC International Real Estate (2004) Investment Corporation, bcIMC (WCBAF) Realpool Global Investment Corporation and bcIMC (USA) Realty Div A2 LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

EXHIBIT NUMBER	DESCRIPTION

10.63	Second Amended and Restated Agreement by and among IPT BTC I GP LLC, Industrial Property Advisors Sub I LLC, and Industrial Property Advisors LLC, dated as of September 15, 2016. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.64	Letter Agreement Regarding Drag-Along Rights, dated as of September 15, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC and Industrial Property Advisors Sub I LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 11, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.