Form 10-Q
period 2017-06-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2017-08-09
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2017, there were 174.4 million shares of the registrant’s common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Net investment in real estate properties	$2,592,911	$2,478,329
Investment in unconsolidated joint ventures	91,599	69,695
Cash and cash equivalents	7,237	8,358
Restricted cash	65	80
Straight-line and tenant receivables, net	19,348	15,565
Due from affiliates	1,395	30
Other assets	17,153	23,251
Assets held for sale	—	15,625
Total assets	$2,729,708	$2,610,933

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$18,145	$21,912
Debt, net	1,320,050	1,288,642
Due to affiliates	30,889	31,006
Distributions payable	22,772	19,609
Other liabilities	47,355	43,527
Liabilities related to assets held for sale	—	267
Total liabilities	1,439,211	1,404,963

Commitments and contingencies (Note 12)

Equity
Stockholders' equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none
issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized,
104,112 shares and 99,374 shares issued and outstanding, respectively	1,042	994
Class T common stock, $0.01 par value per share - 600,000 shares authorized,
68,584 shares and 58,032 shares issued and outstanding, respectively	685	580
Additional paid-in capital	1,540,326	1,402,611
Accumulated deficit	(265,394)	(212,807)
Accumulated other comprehensive income	13,337	14,091
Total stockholders' equity	1,289,996	1,205,469
Noncontrolling interests	501	501
Total equity	1,290,497	1,205,970
Total liabilities and equity	$2,729,708	$2,610,933
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenues:
Rental revenues	$55,110	$40,447	$109,682	$73,699
Total revenues	55,110	40,447	109,682	73,699

Operating expenses:
Rental expenses	14,490	10,462	29,011	19,602
Real estate-related depreciation and amortization	27,189	23,137	54,712	41,436
General and administrative expenses	1,953	1,807	4,195	3,606
Asset management fees, related party	5,503	4,146	10,886	7,541
Acquisition expenses, related party	—	10,019	—	17,148
Acquisition expenses	—	5,330	—	8,482
Total operating expenses	49,135	54,901	98,804	97,815

Operating income (loss)	5,975	(14,454)	10,878	(24,116)

Other expenses (income):
Equity in (income) loss of unconsolidated joint ventures	(114)	51	(85)	443
Interest expense and other	10,066	5,721	20,084	9,876
Net gain on disposition of real estate properties	(56)	—	(131)	—
Net loss on sell down of joint venture ownership interest	—	—	—	64
Total other expenses	9,896	5,772	19,868	10,383

Total expenses before expense support	59,031	60,673	118,672	108,198

Total expense repayment to Advisor	—	(1,431)	—	(1,164)
Net expenses after expense support	59,031	62,104	118,672	109,362

Net loss	(3,921)	(21,657)	(8,990)	(35,663)
Net income attributable to noncontrolling interests	(15)	—	(31)	—
Net loss attributable to common stockholders	$(3,936)	$(21,657)	$(9,021)	$(35,663)
Weighted-average shares outstanding	167,341	129,118	163,838	121,721
Net loss per common share - basic and diluted	$(0.02)	$(0.17)	$(0.06)	$(0.29)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net loss attributable to common stockholders	$(3,936)	$(21,657)	$(9,021)	$(35,663)
Unrealized loss on derivative instruments, net	(2,304)	(4,543)	(754)	(6,595)
Comprehensive loss attributable to common stockholders	$(6,240)	$(26,200)	$(9,775)	$(42,258)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders' Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income		Noncontrolling Interests	Total Equity
	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2016	157,406	$1,574	$1,402,611	$(212,807)	$14,091		$501	$1,205,970
Net income (loss)	—	—	—	(9,021)	—		31	(8,990)
Unrealized loss on derivative
instruments	—	—	—	—	(754)		—	(754)
Issuance of common stock	15,667	157	160,797	—	—		—	160,954
Share-based compensation	—		737	—	—		—	737
Upfront offering costs, including
sales commissions, dealer manager
fees, and offering costs	—	—	(10,883)	—	—		—	(10,883)
Trailing offering costs, consisting of
distribution fees	—	—	(5,544)	3,125	—	—	—	(2,419)
Redemptions of common stock	(377)	(4)	(7,392)	—	—		—	(7,396)
Distributions on common stock and
dividends on noncontrolling interests	—	—	—	(46,691)	—		(31)	(46,722)
Balance as of June 30, 2017	172,696	$1,727	$1,540,326	$(265,394)	$13,337		$501	$1,290,497
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Operating activities:
Net loss	$(8,990)	$(35,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	54,712	41,436
Equity in (income) loss of unconsolidated joint ventures	(85)	443
Straight-line rent and amortization of above- and below-market leases	(6,425)	(5,429)
Net gain on disposition of real estate properties	(131)	—
Net loss on sell down of joint venture ownership interest	—	64
Other	1,970	1,640
Changes in operating assets and liabilities:
Tenant receivables, restricted cash and other assets	4,087	(154)
Accounts payable, accrued expenses and other liabilities	494	7,978
Due from / to affiliates, net	(4,193)	2,638
Net cash provided by operating activities	41,439	12,953

Investing activities:
Real estate acquisitions	(146,608)	(836,998)
Acquisition deposits	(1,025)	(8,500)
Proceeds from the disposition of real estate properties	15,427	—
Capital expenditures and development activities	(19,496)	(18,089)
Investment in unconsolidated joint ventures	(24,548)	(6,069)
Distributions from joint ventures	2,730	—
Net proceeds from sale of joint venture ownership interest	—	57,177
Net cash used in investing activities	(173,520)	(812,479)

Financing activities:
Proceeds from line of credit	138,000	617,000
Repayments of line of credit	(212,000)	(610,000)
Proceeds from mortgage note	105,000	289,480
Proceeds from term loan	—	250,000
Financing costs paid	(711)	(4,705)
Proceeds from issuance of common stock	137,307	291,774
Offering costs paid upon issuance of common stock	(8,684)	(17,246)
Distributions paid to common stockholders	(18,746)	(11,539)
Dividends paid on noncontrolling interests	(63)	—
Distribution fees paid	(3,037)	(1,298)
Redemptions of common stock	(6,106)	(778)
Net cash provided by financing activities	130,960	802,688

Net (decrease) increase in cash and cash equivalents	(1,121)	3,162
Cash and cash equivalents, at beginning of period	8,358	7,429
Cash and cash equivalents, at end of period	$7,237	$10,591

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable	$22,772	$16,886
Redemptions payable	3,785	1,074
Future estimated distribution fees payable	29,372	19,777
Distributions reinvested in common stock	21,714	13,483
Non-cash capital expenditures	1,725	1,024
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
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an asset acquisition or a business combination. The Company expects most of its acquisitions to qualify as asset acquisitions under the standard, which requires the capitalization of transaction costs to the basis of the acquired assets. ASU 2017-01 is effective for periods beginning after December 15, 2017. However, the Company early adopted this standard effective January 1, 2017. Under this new standard, all acquisition costs are being capitalized instead of expensed. For the six months ended June 30, 2017, $4.1 million of acquisition costs (including the acquisition fees paid to Industrial Property Advisors LLC (the “Advisor”) and its affiliates) were capitalized in net investment in real estate properties on the condensed consolidated balance sheets under the new standard instead of expensed as in prior periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Acquisition Costs
Transaction costs associated with the acquisition of a property (including the acquisition fees paid to the Advisor and its affiliates) are allocated to land, building, and intangible lease assets on a pro-rata basis based on allocated purchase price and capitalized as incurred.

3.	REAL ESTATE ACQUISITIONS
The Company acquired 100% of the following properties during the six months ended June 30, 2017:

					Intangibles
						Above-	Below-
		Number			Intangible	Market	Market	Total
	Acquisition	of			Lease	Lease	Lease	Purchase
($ in thousands)	Date	Buildings	Land	Building	Assets	Assets	Liabilities	Price (1)
South Bay Distribution Center	1/4/2017	1	$9,334	$2,928	$—	$—	$—	$12,262
Tempe Business Center	1/5/2017	1	3,009	5,993	1,031	—	(258)	9,775
Corona Industrial Center	1/12/2017	1	4,322	4,684	730	—	—	9,736
Sycamore Industrial Center	1/13/2017	3	4,556	11,765	—	—	—	16,321
Oakesdale Commerce Center	2/8/2017	1	2,234	4,098	501	—	—	6,833
Airways Distribution Center	2/24/2017	2	5,461	28,840	3,791	—	(1,041)	37,051
Tuscany Industrial Center	3/23/2017	1	1,928	4,462	839	—	(316)	6,913
Lanham Distribution Center	5/11/2017	1	4,106	9,448	—	—	—	13,554
Trade Zone Industrial Center	5/15/2017	1	945	2,439	469	—	—	3,853
Addison Distribution Center	6/14/2017	1	8,030	14,883	1,740	—	(846)	23,807
Rampart Industrial Center II	6/29/2017	1	2,184	6,613	1,229	—	—	10,026

Total Acquisitions		14	$46,109	$96,153	$10,330	$—	$(2,461)	$150,131

(1)	Total purchase price, which includes capitalized acquisition costs of $4.1 million, is equal to the total consideration paid.
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

Property	Amortization period
(years)
South Bay Distribution Center	-
Tempe Business Center	9.8
Corona Industrial Center	7.1
Sycamore Industrial Center	-
Oakesdale Commerce Center	10.1
Airways Distribution Center	5.9
Tuscany Industrial Center	4.5
Lanham Distribution Center	-
Trade Zone Industrial Center	4.4
Addison Distribution Center	6.4
Rampart Industrial Center II	12.0

4.	REAL ESTATE DISPOSITIONS
In February 2017, the Company sold to third parties the four industrial buildings that were classified as held for sale as of December 31, 2016, for net proceeds of approximately $15.4 million. Total disposition fees and expenses were $0.8 million, of which $0.4 million was paid to the Advisor. Total net gain recognized on dispositions was approximately $0.1 million. All of these buildings were located in the Atlanta market.

5.	INVESTMENT IN REAL ESTATE PROPERTIES
As of June 30, 2017 and December 31, 2016, the Company’s consolidated investment in real estate properties consisted of 225 and 215 industrial buildings, respectively.

	As of
(in thousands)	June 30, 2017	December 31, 2016
Land	$730,389	$684,280
Building and improvements	1,793,730	1,686,929
Intangible lease assets	233,819	219,512
Construction in progress	16,895	13,843
Investment in real estate properties (1)	2,774,833	2,604,564
Less accumulated depreciation and amortization	(181,922)	(126,235)
Net investment in real estate properties	$2,592,911	$2,478,329

(1)
As of June 30, 2017, the Company had capitalized approximately $4.1 million of acquisition costs. As of December 31, 2016, there were no acquisition costs capitalized. See “Note 1” for detail on the new accounting standard we adopted effective January 1, 2017 and “Note 2” for a description of the accounting policy regarding acquisition costs.

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities, as of June 30, 2017 and December 31, 2016, include the following:

	As of June 30, 2017			As of December 31, 2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$222,668	$(82,532)	$140,136	$208,361	$(59,226)	$149,135
Above-market lease assets (1)	11,151	(4,212)	6,939	11,151	(3,143)	8,008
Below-market lease liabilities (2)	(33,284)	10,858	(22,426)	(30,929)	7,798	(23,131)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.
The following table details the estimated net amortization of such intangible lease assets and liabilities, as of June 30, 2017, for the next five years and thereafter:

	Estimated Net Amortization
	Intangible	Above-Market	Below-Market
(in thousands)	Lease Assets	Lease Assets	Lease Liabilities
Remainder of 2017	$21,694	$999	$(3,043)
2018	35,953	1,741	(5,247)
2019	26,176	1,123	(4,213)
2020	18,724	803	(3,339)
2021	13,336	724	(2,547)
Thereafter	24,253	1,549	(4,037)
Total	$140,136	$6,939	$(22,426)

Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,975	$2,424	$4,327	$4,200
Above-market lease amortization	(500)	(606)	(1,069)	(1,153)
Below-market lease amortization	1,562	1,276	3,167	2,382

Real Estate-Related Depreciation and Amortization:
Depreciation expense	$15,863	$11,401	$31,312	$20,599
Intangible lease asset amortization	11,326	11,736	23,400	20,837

6.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company has entered into joint ventures with third-party investors for purposes of investing in industrial properties located in certain major U.S. distribution markets. The Company reports its investment for the Build-To-Core I Partnership LP (the “BTC I Partnership”) and the Build-To-Core II Partnership LP (the "BTC II Partnership"), under the equity method on the condensed consolidated balance sheets due to the fact that the Company maintains significant influence in each partnership. The following table summarizes the Company’s investment in the unconsolidated joint ventures:

	As of				Investment in Unconsolidated
	June 30, 2017		December 31, 2016		Joint Ventures as of
	Ownership	Number of	Ownership	Number of	June 30, 2017	December 31, 2016
($ in thousands)	Percentage	Buildings	Percentage	Buildings
BTC I Partnership	20.0%	32	20.0%	27	$88,654	$69,695
BTC II Partnership	13.0%	5	—	—	2,945	—

Total joint ventures		37		27	$91,599	$69,695

7.	DEBT
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

	Weighted-Average
	Effective Interest Rate as of			Balance as of
($ in thousands)	June 30, 2017	December 31, 2016	Maturity Date	June 30, 2017	December 31, 2016
Line of credit (1)	2.29%	2.44%	January 2020	$107,000	$181,000
Term loan (2)	2.50%	2.65%	January 2021	350,000	350,000
Term loan (3)	2.83%	2.67%	May 2022	150,000	150,000
Fixed-rate mortgage notes (4)	3.36%	3.31%	July 2020 - December 2025	722,880	617,880
Total principal amount / weighted-average (5)	2.99%	2.94%		$1,329,880	$1,298,880
Less unamortized debt issuance costs				$(9,830)	$(10,238)
Total debt, net				$1,320,050	$1,288,642

Gross book value of properties encumbered by debt				$1,148,030	$986,818

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $107.0 million in borrowings under this line of credit. As of June 30, 2017, the unused and available portions under the line of credit were $393.0 million and $312.6 million, respectively. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

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

(3)
The effective interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $43.0 million in borrowings under this term loan. This term loan is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

(4)
Interest rates range from 2.94% to 3.65%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $97.0 million as of both June 30, 2017 and December 31, 2016.

(5)	The weighted-average remaining term of our consolidated debt was approximately 5.4 years as of June 30, 2017, excluding any extension options on the line of credit.
As of June 30, 2017, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2017	—	—	—	—
2018	—	—	1,354	1,354
2019	—	—	2,191	2,191
2020	107,000	—	15,259	122,259
2021	—	350,000	6,047	356,047
Thereafter	—	150,000	698,029	848,029
Total principal payments	$107,000	$500,000	$722,880	$1,329,880

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.

Debt Covenants
The Company’s line of credit, term loans and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of June 30, 2017.
Derivative Instruments
To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. As of June 30, 2017, the Company had 11 outstanding interest rate swap agreements, which were associated with $597.0 million of debt, that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.
The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2017, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
	Notional	Balance Sheet	June 30, 2017	December 31, 2016
(in thousands)	Amount	Location
Interest rate swaps	$596,980	Other assets	$13,337	$14,091
The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest rate swaps:
Loss recognized in AOCI (effective portion)	$(2,218)	$(4,999)	$(863)	$(7,405)
(Income) loss reclassified from AOCI into income (effective portion)	(86)	456	109	810

Net other comprehensive loss	$(2,304)	$(4,543)	$(754)	$(6,595)

8.	FAIR VALUE
The Company estimates the fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that the Company would realize upon disposition.

Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2017:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2017
Assets
Derivative instruments	—	$13,337	—	$13,337
Total assets measured at fair value	—	$13,337	—	$13,337

December 31, 2016
Assets
Derivative instruments	—	$14,091	—	$14,091
Total assets measured at fair value	—	$14,091	—	$14,091
As of June 30, 2017, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.
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
Fair Value of Financial Instruments
As of June 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Assets
Derivative instruments	$13,337	$13,337	$14,091	$14,091

Liabilities
Line of credit	107,000	107,000	181,000	181,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	722,880	709,509	617,880	597,187
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
Initial Public Offering
On September 27, 2012, the Company filed a registration statement with the SEC on Form S-11 in connection with its initial public offering of up to $2.0 billion in shares of common stock (the “Offering”). The registration statement was subsequently declared effective on July 24, 2013. Pursuant to its registration statement, the Company offered for sale up to $2.0 billion in shares of its common stock. Black Creek Capital Markets, LLC (formerly known as Dividend Capital Securities LLC, the “Dealer Manager”), a related party, provides dealer manager services in connection with the Offering.
On August 14, 2015, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock being offered pursuant to the registration statement into Class A shares and Class T shares. The SEC declared the post-effective amendment effective on August 19, 2015, at which time the Company offered for sale up to $1.5 billion in shares of common stock at a price of $10.4407 per Class A share and $9.8298 per Class T share, and up to $500.0 million in shares under the Company’s distribution reinvestment plan at a price of $9.9187 per Class A share and $9.8298 per Class T share. In each case, the offering price was arbitrarily determined by the Company’s board of directors by taking the Company’s estimated net asset value (“NAV”) as of June 30, 2015 of $9.24 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to the Class A shares and the Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to the Company will be the same for both Class A shares and Class T shares. The NAV was not subject to audit by the Company’s independent registered public accounting firm. The offering prices have been rounded to the nearest whole cent throughout the remainder of this report.
On December 22, 2016, the Company’s board of directors unanimously approved a new offering price of $11.0056 per Class A share of the Company’s common stock and a new offering price of $10.3617 per Class T share of the Company’s common stock, and $9.74 per share for shares purchased through the Company’s distribution reinvestment plan. In each case, the offering price was arbitrarily determined by the Company’s board of directors by taking the Company’s estimated NAV as of November 30, 2016 of $9.74 per share and adding the respective per share up-front sales commissions, dealer manager fees and organization and offering expenses to be paid with respect to the Class A shares and the Class T shares, such that after the payment of such commissions, fees and expenses, the net proceeds to the Company would be the same for both Class A shares and Class T shares. The NAV was not subject to audit by the Company’s independent registered public accounting firm. The new Class A offering price and the new Class T offering price took effect with respect to subscriptions accepted by the Company after January 1, 2017.

On June 30, 2017, the Company terminated the primary portion of the Offering. The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan. The Company may terminate its distribution reinvestment plan offering at any time.
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

A summary of the Company’s public offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)), as of June 30, 2017, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$1,014,668	$664,373	$1,679,041
DRIP	48,874	15,596	64,470
Total offering	$1,063,542	$679,969	$1,743,511

Number of shares sold:
Primary offering	99,772	67,090	166,862
DRIP	4,983	1,594	6,577
Total offering	104,755	68,684	173,439
Common Stock
The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

	Class A		Class T		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	99,374	$994	58,032	$580	157,406	$1,574
Issuance of common stock:
Primary shares	3,486	35	9,800	98	13,286	133
DRIP	1,418	14	812	8	2,230	22
Stock grants	151	2	—	—	151	2
Redemptions	(317)	(3)	(60)	(1)	(377)	(4)
Forfeitures	—	—	—	—	—	—
Balance as of June 30, 2017	104,112	$1,042	68,584	$685	172,696	$1,727
Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

		Amount
(in thousands,		Declared per	Paid	Reinvested	Distribution	Gross
except per share data)	Payment Date	Common Share (1)	in Cash	in Shares	Fees (2)	Distributions (3)
2017
June 30	July 6, 2017	$0.14250	$10,358	$11,859	$1,630	$23,847
March 31	April 5, 2017	0.14250	9,906	11,443	1,495	22,844
Total			$20,264	$23,302	$3,125	$46,691
2016
December 31	January 5, 2017	$0.13515	$8,840	$10,271	$1,286	$20,397
September 30	October 5, 2016	0.13515	8,147	9,638	1,069	18,854
June 30	July 5, 2016	0.13515	7,534	9,042	876	17,452
March 31	April 4, 2016	0.13515	6,788	8,040	622	15,450
Total			$31,309	$36,991	$3,853	$72,153

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

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares.

Redemptions
The following table summarizes the Company’s redemption activity:

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Number of eligible shares redeemed	769	169
Aggregate amount of shares redeemed	$7,396	$1,644
Average redemption price per share	$9.62	$9.71

10.	SHARE-BASED COMPENSATION
Restricted Stock Summary
A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its Equity Incentive Plan and its Private Placement Equity Incentive Plan for the six months ended June 30, 2017 is as follows:

		Weighted-Average
		Fair Value
(shares in thousands)	Shares	per Share
Nonvested shares at January 1, 2017 (1)	110	$10.94
Granted (2)	151	$11.01
Vested (3)	(69)	$10.90
Forfeited	—	—
Nonvested shares at June 30, 2017	192	$11.01

(1)
Nonvested shares granted to non-senior executive employees of the Advisor were remeasured to estimated fair value based on the offering price of $11.01 per Class A share that took effect on January 1, 2017.

(2)	The weighted-average fair value is based on the offering price of $11.01 per Class A share in effect on the respective grant date.

(3)
Shares vested during the six months ended June 30, 2017 include: shares granted to the Company’s board of directors, which have an estimated fair value based on the offering price per Class A share in effect on the respective grant date, and shares granted to non-senior executive employees of the Advisor, which were remeasured as described above.

The following table summarizes other share-based compensation data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Share-based compensation expense	$264	$177	$737	$566
Total fair value of restricted stock vested	$140	$144	$756	$494
Weighted-average grant date fair value of
restricted stock granted, per share (1)	$11.01	$10.44	$11.01	$10.44

(1)	The weighted-average grant date fair value is based on the offering price per Class A share in effect on the respective grant dates.
As of June 30, 2017, the aggregate unrecognized compensation expenses related to the restricted stock was approximately $1.5 million and is expected to be fully recognized over a weighted-average period of one year.

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
Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to Class T shares issued in the primary portion of the Offering only. All or a portion of the distribution fees are typically reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of (i) the current gross offering price per Class T share, or (ii) if the Company is no longer offering shares in a public offering, the estimated per share value of Class T shares. If the Company is no longer offering shares in a public offering, but has not reported an estimated per share value subsequent to the termination of the Offering, which is the case as of the date of this report, then the gross offering price in effect immediately prior to the termination of the Offering will be deemed the estimated per share value for purposes of the prior sentence. If the Company reports an estimated per share value prior to the termination of the Offering, the distribution fee will continue to be calculated as a percentage of the then current gross offering price per Class T share until the Company reports an estimated per share value following the termination of the Offering, at which point the distribution fee will be calculated based on the new estimated per share value. In the event an estimated per share value reported after termination of the Offering changes, the distribution fee will change immediately with respect to all outstanding Class T shares issued in the primary offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share was issued.
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

Organization and Offering Expenses. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed the 2.0% organization and offering expense reimbursement for the Company’s public offerings, without recourse against or reimbursement by the Company. Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company does not raise additional amounts of offering proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering costs are recorded as a reduction of gross offering proceeds in additional paid-in capital.
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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
					June 30, 2017	December 31, 2016
(in thousands)	2017	2016	2017	2016
Expensed:
Acquisition fees (1)	$—	$10,019	$—	$17,148	$—	$—
Asset management fees (2)	5,503	4,146	10,886	7,541	73	1,745
Asset management fees
related to dispositions (3)	—	—	409	1,466	—	1,015
Other expense reimbursements (4)	1,090	697	2,261	1,587	305	383
Total	$6,593	$14,862	$13,556	$27,742	$378	$3,143

Capitalized:
Acquisition fees (1)	$1,080	$—	$3,042	$—	$196	$—
Development acquisition fees (5)	29	39	71	155	—	14
Total	$1,109	$39	$3,113	$155	$196	$14

Additional Paid-In Capital:
Sales commissions	$2,606	$3,230	$4,269	$9,988	$225	$—
Dealer manager fees	1,785	2,192	2,883	6,363	304	1
Offering costs	1,856	2,015	3,731	4,585	746	984
Distribution fees (6)	3,587	20,653	5,544	21,275	29,926	27,419
Total	$9,834	$28,090	$16,427	$42,211	$31,201	$28,404

(1)	See “Note 1” for detail on the new accounting standard we adopted effective January 1, 2017 and “Note 2” for a description of the accounting policy regarding acquisition costs.

(2)	Includes asset management fees other than asset management fees related to dispositions.

(3)	Fees are netted against the respective gain and are included in the related net gain amount on the condensed consolidated statements of operations.

(4)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, of the Advisor related to activities for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $1.0 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $2.2 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(5)
Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets.

(6)
The distribution fees accrue daily and are payable monthly in arrears. As of June 30, 2017, the monthly amount of distribution fees payable of $0.6 million is included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrues for future estimated amounts payable based on the shares outstanding as of the balance sheet date. As of June 30, 2017, the future estimated amounts payable of $29.4 million are included in due to affiliates on the condensed consolidated balance sheets.

Joint Ventures. Both the BTC I Partnership and the BTC II Partnership (described in “Note 6”) pay fees to the Advisor and/or a wholly-owned subsidiary of the Advisor for providing advisory services to both joint ventures. These advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. For the three and six months ended June 30, 2017 the joint ventures incurred in aggregate approximately $1.7 million and $2.5 million, respectively, in acquisition and asset management fees, which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements, as compared to $0.7 million and $1.2 million, respectively, for the three and six months ended June 30, 2016. Additionally, as of June 30, 2017, the joint ventures had amounts payable to the Company of approximately $1.3 million, which were recorded in due from affiliates on the condensed consolidated balance sheets.
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
For the period beginning on July 1, 2015 and terminating on the earlier of the expiration or termination of the agreement, in no event will the aggregate of the waived asset management fees and the Deficiency support payments, when added to all amounts deferred or paid by the Advisor prior to August 14, 2015 under the prior versions of the Expense Support Agreement (approximately $5.4 million), exceed $30.0 million (the “Maximum Amount”). As of June 30, 2017, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $7.4 million. Of this amount, the Company has fully reimbursed the $5.4 million that was potentially reimbursable to the Advisor, and there are no additional amounts reimbursable to the Advisor under the Expense Support Agreement.
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
The table below provides information regarding the fees deferred or waived or expenses supported by the Advisor pursuant to the Expense Support Agreement, as well as any amounts reimbursed to the Advisor by the Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Asset management fees waived	$—	$—	$—	$267
Other expenses supported	—	—	—	—
Reimbursement of previously deferred amounts	—	(1,431)	—	(1,431)
Total expense repayment to Advisor	$—	$(1,431)	$—	$(1,164)

12.	COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.
Environmental Matters
A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2017.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to effectively deploy the proceeds from the Offering in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to continue to qualify as a REIT.
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
On December 22, 2016, our board of directors unanimously approved an estimated NAV of our common stock of $9.74 per share based on the number of shares issued and outstanding as of November 30, 2016. The estimated NAV per share was determined in accordance with our valuation policy, utilizing certain guidelines applicable to non-traded REITs. Also on December 22, 2016, our board of directors unanimously approved a new offering price of $11.01 per Class A share of our common stock and a new offering price of $10.36 per Class T share of our common stock, as well as an offering price of $9.74 per share for shares purchased through our distribution reinvestment plan. The new Class A offering price and the new Class T offering price took effect with respect to subscriptions accepted by us after January 1, 2017. Accordingly, the estimated NAV per share of our common stock determined as of November 30, 2016 was 11.5% and 6.0%, respectively, lower than the offering prices with respect to Class A shares and Class T shares. The differences between the offering prices and the actual value per share fluctuate depending on the actual value of our net assets per share at any given point in time. The offering prices have been rounded to the nearest whole cent throughout this report.
On June 30, 2017, we terminated the primary portion of the Offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan. We may terminate our distribution reinvestment plan offering at any time.
As of June 30, 2017, we had raised gross proceeds of approximately $1.7 billion from the sale of 173.4 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. See “Note 9 to the Condensed Consolidated Financial Statements” for information concerning the Offering.
As of June 30, 2017, we owned and managed, either directly or through our minority ownership interests in our joint ventures, a real estate portfolio that included 262 industrial buildings totaling approximately 42.6 million square feet located in 25 markets throughout the U.S., with 482 customers, and was 89.4% occupied (91.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of June 30, 2017:

•	247 industrial buildings totaling approximately 39.6 million square feet comprised our operating portfolio, which includes stabilized properties, and was 95.9% occupied (96.9% leased).

•
15 industrial buildings totaling approximately 3.0 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

During the six months ended June 30, 2017, we directly acquired 14 buildings comprising approximately 1.5 million square feet for an aggregate total purchase price of approximately $146.2 million, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. We funded these acquisitions with proceeds from the Offering and debt financings. See “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our acquisitions.
As of June 30, 2017, we owned and managed 37 buildings totaling approximately 7.1 million square feet of the total 42.6 million square feet (discussed above) through our joint ventures (as described in "Note 6 to the Condensed Consolidated Financial Statements"). During the six months ended June 30, 2017, the joint ventures acquired six buildings comprising approximately 0.8 million square feet and completed the development of four buildings comprising approximately 1.9 million square feet for an aggregate total purchase price of approximately $172.2 million, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. Additionally, as of that date, the joint ventures had seven buildings under construction totaling approximately 2.4 million square feet, and 18 buildings in the pre-construction phase for an additional 3.0 million square feet. See “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding our joint ventures.
From January 2014 through June 30, 2017, we had acquired, either directly or through our joint ventures, 271 buildings comprised of approximately 44.0 million square feet for an aggregate total purchase price of approximately $3.3 billion, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. We funded these acquisitions with proceeds from the Offering, debt financings and net proceeds from dispositions.
We have used the net proceeds from the Offering primarily to make investments in real estate assets. We may use the cash flows generated from operating activities, net proceeds from the sale of common stock pursuant to our distribution reinvestment plan, funds provided by debt financings and refinancings, and net proceeds from asset sales to continue to acquire real estate assets. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions and other circumstances existing at the time we make our investments.
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
Industrial Real Estate Outlook
Overall, fundamentals for the U.S. industrial real estate sector continue to remain healthy, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Further, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. We expect moderate economic growth in the U.S. to continue throughout 2018, which should continue to drive positive demand for warehouse space as companies expand and upgrade their distribution networks and supply chains.
While growth in the U.S. economy has continued, global trade growth has slowed due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Commodity prices have stabilized and may further recover as planned production cuts from the Organization of Petroleum Exporting Countries (“OPEC”) may lead oil prices higher. Financial market conditions for developing countries tightened significantly following the U.S. elections as concerns over protectionism decreased currencies and increased bond yields globally. Heightened policy uncertainty in the U.S. and Europe will likely weigh on global trade and capital flows throughout the year.
Despite certain global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates and rent growth in our primary target markets. Rental concessions, such as free rent, remain at historically low levels. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2017 to be higher than the rates on expiring leases.
Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.3% annual increase compounded over the past five years, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.
The capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by the current industrial real estate fundamentals and secular shift in consumer spending.
Summary of 2017 Activities
During the six months ended June 30, 2017, we completed the following activities:

•	We raised $161.0 million of gross equity capital from the Offering.

•	We borrowed $105.0 million under a new mortgage note, with total debt increasing by a net $31.0 million.

•
We directly acquired 14 industrial buildings, comprised of approximately 1.5 million square feet for an aggregate total purchase price of approximately $146.2 million, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. We funded these acquisitions with proceeds from the Offering and debt financings.

•
We sold four industrial buildings aggregating 0.4 million square feet for net proceeds of $15.4 million and recognized net gains of approximately $0.1 million. The net cash flow generated from these dispositions is expected to be reinvested in future acquisitions.

•
We acquired through our 20.0% ownership interest in the BTC I Partnership one building comprising approximately 0.2 million square feet, and completed the development of four buildings comprising approximately 1.9 million square feet for an aggregate total purchase price of approximately $130.1 million, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs.

•
On May 19, 2017, we formed the BTC II Partnership with eight investors as limited partners who collectively own an 85.0% interest in the partnership (collectively, the "QuadReal Limited Partner"). We own a 13.0% interest in the partnership, an affiliate of the Advisor owns a 2.0% interest in the partnership and a subsidiary of the Advisor owns a special limited partnership interest in the partnership. The BTC II Partnership was formed to invest in a portfolio of industrial properties located in certain major U.S. distribution markets. As of June 30, 2017, the BTC II Partnership owned five industrial buildings totaling approximately 0.6 million square feet.

•
As of June 30, 2017, we owned and managed, either directly or through our joint ventures, a real estate portfolio comprised of 262 industrial buildings totaling approximately 42.6 million square feet located in 25 markets throughout the U.S.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Portfolio data:
Consolidated buildings	225	215	195
Unconsolidated buildings	37	27	23
Total buildings	262	242	218

Rentable square feet of consolidated buildings	35,533	34,339	30,269
Rentable square feet of unconsolidated buildings	7,071	4,405	4,125
Total rentable square feet	42,604	38,744	34,394

Total number of customers (1)	482	477	436

Percent occupied of operating portfolio (1)(2)	95.9%	95.3%	96.6%
Percent occupied of total portfolio (1)(2)	89.4%	92.5%	92.9%

Percent leased of operating portfolio (1)(2)	96.9%	96.7%	96.9%
Percent leased of total portfolio (1)(2)	91.9%	94.0%	94.1%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.

(2)
See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

We are currently in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three and six months ended June 30, 2017 and 2016 are not directly comparable, nor are our results of operations for the three and six months ended June 30, 2017 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.
Results for the Three and Six Months Ended June 30, 2017 Compared to the Same Periods in 2016
The following table summarizes our results of operations for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 156 buildings totaling approximately 20.6 million square feet owned as of April 1, 2016, which portfolio represented 58.1% of total rentable square feet, 64.9% of total revenues, and 64.1% of net operating income as of June 30, 2017. The same store operating portfolio for the six month periods presented below included 127 buildings totaling approximately 16.1 million square feet owned as of January 1, 2016, which portfolio represented 45.4% of total rentable square feet, 53.0% of total revenues, and 52.6% of net operating income as of June 30, 2017.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Rental revenues:
Same store operating properties	$35,760	$34,324	$1,436	4.2%	$58,139	$56,702	$1,437	2.5%
Other properties	19,350	6,123	13,227	216.0	51,543	16,997	34,546	203.2
Total rental revenues	55,110	40,447	14,663	36.3	109,682	73,699	35,983	48.8
Rental expenses:
Same store operating properties	(9,703)	(9,173)	(530)	5.8	(15,676)	(15,140)	(536)	3.5
Other properties	(4,787)	(1,289)	(3,498)	271.4	(13,335)	(4,462)	(8,873)	198.9
Total rental expenses	(14,490)	(10,462)	(4,028)	38.5	(29,011)	(19,602)	(9,409)	48.0
Net operating income:
Same store operating properties	26,057	25,151	906	3.6	42,463	41,562	901	2.2
Other properties	14,563	4,834	9,729	201.3	38,208	12,535	25,673	204.8
Total net operating income	40,620	29,985	10,635	35.5	80,671	54,097	26,574	49.1

Other income and (expenses):
Real estate-related depreciation and amortization	(27,189)	(23,137)	(4,052)	17.5	(54,712)	(41,436)	(13,276)	32.0
General and administrative expenses	(1,953)	(1,807)	(146)	8.1	(4,195)	(3,606)	(589)	16.3
Asset management fees, related party	(5,503)	(4,146)	(1,357)	32.7	(10,886)	(7,541)	(3,345)	44.4
Acquisition expenses, related party	—	(10,019)	10,019	(100.0)	—	(17,148)	17,148	(100.0)
Acquisition expenses	—	(5,330)	5,330	(100.0)	—	(8,482)	8,482	(100.0)
Equity in income (loss) of unconsolidated joint ventures	114	(51)	165	(323.5)	85	(443)	528	(119.2)
Interest expense and other	(10,066)	(5,721)	(4,345)	75.9	(20,084)	(9,876)	(10,208)	103.4
Net gain on disposition of real estate properties	56	—	56	100.0	131	—	131	—
Net loss on sell down of joint venture ownership interest	—	—	—	—	—	(64)	64	(100.0)
Total expense repayment to Advisor	—	(1,431)	1,431	(100.0)	—	(1,164)	1,164	(100.0)
Total other income (expenses)	(44,541)	(51,642)	7,101	(13.8)	(89,661)	(89,760)	99	(0.1)

Net loss	(3,921)	(21,657)	17,736	(81.9)	(8,990)	(35,663)	26,673	(74.8)
Net loss attributable to noncontrolling interests	(15)	—	(15)	100.0	(31)	—	(31)	100.0
Net loss attributable to common stockholders	$(3,936)	$(21,657)	$17,721	(81.8)%	$(9,021)	$(35,663)	26,642	(74.7)%

Weighted-average shares outstanding	167,341	129,118	38,223		163,838	121,721	42,117
Net loss per common share - basic and diluted	$(0.02)	$(0.17)	$0.15		$(0.06)	$(0.29)	$0.23
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $14.7 million and $36.0 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio over these periods. For the three months ended June 30, 2017, non-same store rental revenues reflect the addition of 68 buildings we have acquired since April 1, 2016, and for the six months ended June 30, 2017, non-same store rental revenues reflect the addition of 103 buildings we have acquired since January 1, 2016. Same store rental revenues for the three and six months ended June 30, 2017 increased by 4.2% and 2.5%, respectively, as compared to the same periods in 2016, primarily due to higher rental rates for new leases and renewals, as well as an increase in the average occupancy rate for the same store operating portfolio from 95.0% to 97.3% and from 96.1% to 96.5% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $4.0 million for the three months ended June 30, 2017, as compared to the same period in 2016, and $9.4 million for the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio over these periods. Same store rental expenses for the three and six months ended June 30, 2017 increased by 5.8% and 3.5%, respectively, primarily due to higher maintenance expenses and higher real estate taxes as compared to the same periods in 2016.

Other Income and Expenses. Other income and expenses decreased by $7.1 million, or 13.8%, for the three months ended June 30, 2017, as compared to the same period in 2016, and by $0.1 million, or 0.1% for the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to:

•
A new FASB accounting standard that we adopted effective January 1, 2017, which resulted in all 2017 acquisition-related expenses of $4.1 million being capitalized instead of expensed as they were in the prior periods, resulting in a decrease in acquisition-related expenses of $15.3 million and $25.6 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.

•
An increase in real estate-related depreciation and amortization expense, asset management fees, and general and administrative expenses totaling an aggregate amount of $5.6 million for the three months ended June 30, 2017 as a result of the growth in our portfolio since April 1, 2016, and $17.2 million for the six months ended June 30, 2017 as a result of the growth in our portfolio since January 1, 2016.

•
An increase in interest expense of $4.3 million and $10.2 million for the three and six months ended June 30, 2017, respectively, primarily due to: (i) an increase in property level borrowings of $333.4 million as of June 30, 2017, as compared to June 30, 2016; and (ii) a higher aggregate weighted-average interest rate of 2.99% as of June 30, 2017, as compared to 2.54% as of June 30, 2016.

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2017, GAAP net loss was $3.9 million and $9.0 million, respectively, as compared to $21.7 million and $35.7 million, respectively, for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2017, NOI was $40.6 million and $80.7 million, respectively, as compared to $30.0 million and $54.1 million, respectively, for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2017, same store NOI was $26.1 million and $42.5 million, respectively, as compared to $25.2 million and $41.6 million for the three and six months ended June 30, 2016. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three and Six Months Ended June 30, 2017 Compared to the Same Periods in 2016” above for a reconciliation of our GAAP net loss to NOI for the three and six months ended June 30, 2017 and 2016.
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
We have been in the acquisition phase of our life cycle. Management does not include historical acquisition-related costs in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. In addition, management does not include organization costs as those costs are also not expected to be incurred now that we have commenced operations. We use FFO, Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe FFO, Company-defined FFO and MFFO facilitate a comparison to other REITs that have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO, Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO, Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of GAAP net loss to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From Inception (August 28, 2012) to
(in thousands, except per share data)	2017	2016	2017	2016	June 30, 2017
GAAP net loss applicable to common stockholders	$(3,936)	$(21,657)	$(9,021)	$(35,663)	$(121,822)
GAAP net loss per common share	$(0.02)	$(0.17)	$(0.06)	$(0.29)	$(2.09)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss applicable to common stockholders	$(3,936)	$(21,657)	$(9,021)	$(35,663)	$(121,822)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	27,189	23,137	54,712	41,436	183,586
Our share of real estate-related depreciation and
amortization of unconsolidated joint ventures	637	570	1,239	1,270	6,377
Impairment of real estate property	—	—	—	—	2,672
Net gain on disposition of real estate properties	(56)	—	(131)	—	(1,559)
Net loss on sell down of joint venture ownership interest	—	—	—	64	64
NAREIT FFO applicable to common stockholders	$23,834	$2,050	$46,799	$7,107	$69,318
NAREIT FFO per common share	$0.14	$0.02	$0.29	$0.06	$1.19

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$23,834	$2,050	$46,799	$7,107	$69,318
Add Company-defined adjustments:
Acquisition costs	—	15,349	—	25,630	80,877
Our share of acquisition costs of unconsolidated
joint ventures	—	53	—	165	1,697
Organization costs	—	—	—	—	93
Company-defined FFO applicable to common stockholders	$23,834	$17,452	$46,799	$32,902	$151,985
Company-defined FFO per common share	$0.14	$0.14	$0.29	$0.27	$2.61

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO applicable to common stockholders	$23,834	$17,452	$46,799	$32,902	$151,985
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below
market leases	(3,037)	(3,094)	(6,425)	(5,429)	(25,046)
Our share of straight-line rent and amortization of above/
below market leases of unconsolidated joint ventures	(62)	(131)	(131)	(260)	(1,140)
Organization costs	—	—	—	—	(93)
MFFO applicable to common stockholders	$20,735	$14,227	$40,243	$27,213	$125,706
MFFO per common share	$0.12	$0.11	$0.25	$0.22	$2.16

Weighted-average shares outstanding	167,341	129,118	163,838	121,721	58,149
We believe that: (i) our FFO of $23.8 million, or $0.14 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $23.8 million, or $0.14 per share, for the three months ended June 30, 2017; (ii) our FFO of $46.8 million, or $0.29 per share, as compared to the gross distributions declared in the amount of $46.7 million, or $0.29 per share, for the six months ended June 30, 2017; and (iii) our FFO of $69.3 million, or $1.19 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $149.9 million, or $1.89 per share, for the period from Inception (August 28, 2012) to June 30, 2017, are not indicative of future performance as we have been in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements during the acquisition phase of our life cycle included, and will continue to include, cash flows generated from operating activities, net proceeds from the sale of common stock pursuant to our distribution reinvestment plan, funds provided by debt financings and refinancings, and net proceeds from asset sales. Our principal uses of funds are, and will continue to be for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. We terminated the primary portion of the Offering on June 30, 2017, and accordingly, net proceeds from the Offering will no longer be a primary source of capital for meeting our cash needs. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity and capital requirements.
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
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Total cash provided by (used in):
Operating activities	$41,439	$12,953
Investing activities	(173,520)	(812,479)
Financing activities	130,960	802,688
Net (decrease) increase in cash	$(1,121)	$3,162
Cash provided by operating activities during the six months ended June 30, 2017 increased by approximately $28.5 million as compared to the same period in 2016, primarily as a result of continued growth in our property operations. Cash used in investing activities during the six months ended June 30, 2017 decreased by approximately $639.0 million as compared to the same period in 2016, primarily due to a net decrease in our acquisition activity in the amount of $696.5 million, partially offset by net proceeds from the sale of a portion of our interest in the BTC I Partnership in the first quarter of 2016 of $57.2 million, as well as proceeds from the disposition of real estate properties in the first quarter of 2017 of $15.4 million. Cash provided by financing activities during the six months ended June 30, 2017 decreased by approximately $671.7 million as compared to the same period in 2016, primarily due to a decrease in our net borrowing activity of $511.5 million and a decrease in our equity raised of $145.9 million.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of June 30, 2017, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had approximately $107.0 million outstanding under our line of credit with a weighted average effective interest rate of 2.29%, which includes the effect of the interest rate swap agreements, and $500.0 million outstanding under our term loans with a weighted average effective interest rate of 2.60%, which includes the effect of the interest rate swap agreements related to $393.0 million of our term loans. The unused and available portions under our line of credit were $393.0 million and $312.6 million, respectively. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 7 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of June 30, 2017, we had property-level borrowings of approximately $722.9 million outstanding with a weighted-average remaining term of 6.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreement relating to our $97.0 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 7 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of June 30, 2017.
Offering Proceeds. As of June 30, 2017, aggregate gross proceeds raised from the Offering, including proceeds raised through our distribution reinvestment plan, were $1.7 billion ($1.6 billion net of direct selling costs).
Distributions. We intend to continue to make distributions on a quarterly basis. For the six months ended June 30, 2017, 50.1% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 49.9% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from the issuance of shares pursuant to our distribution reinvestment plan. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the third quarter of 2017, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the third quarter of 2017 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Distributions for the third quarter of 2017 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than October 15, 2017.
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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
	Provided by		Proceeds		Proceeds from
	Operating		from Financing		Issuance of		Gross
($ in thousands)	Activities		Activities (1)		DRIP Shares (2)		Distributions (3)
2017
June 30	$11,988	50.3%	$—	—%	$11,859	49.7%	$23,847
March 31	11,401	49.9	—	—	11,443	50.1	22,844
Total	$23,389	50.1%	—	—%	$23,302	49.9%	$46,691

2016
December 31	$10,126	49.6%	—	—%	$10,271	50.4%	$20,397
September 30	9,216	48.9	—	—	9,638	51.1	18,854
June 30	8,410	48.2	—	—	9,042	51.8	17,452
March 31	—	—	7,410	48.0	8,040	52.0	15,450
Total	$27,752	38.5%	$7,410	10.2%	$36,991	51.3%	$72,153

(1)	For the periods presented, all distributions provided by financing activities were funded from debt financings.

(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of the Initial Public Offering.
Refer to “Note 9 to the Condensed Consolidated Financial Statements” for further detail on distributions.
Redemptions. For the six months ended June 30, 2017 and 2016, we received eligible redemption requests related to approximately 769,000 and 169,000 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $7.4 million, or an average price of $9.62 per share, and approximately $1.6 million, or an average price of $9.71 per share, respectively. We have repurchased shares of our common stock above the estimated NAV per share most recently determined as of the date of such redemptions and, accordingly, these repurchases have been dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter; and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program.”
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K. As of June 30, 2017, our critical accounting estimates have not changed from those described in our 2016 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2017, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of June 30, 2017, our consolidated fixed interest rate debt consisted of $107.0 million of borrowings under our line of credit, $393.0 million of borrowings under our term loans, and $722.9 million under our mortgage notes, which, in the aggregate, represented approximately 92.0% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2017, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.2 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2017. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of June 30, 2017, our consolidated variable interest rate debt consisted of $107.0 million of our term loans, which represented approximately 8.0% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $107.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2017, would change our annual interest expense by approximately $0.1 million.
Derivative Instruments. As of June 30, 2017, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $597.0 million. See “Note 7 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
With the exception of the updated risk factor set forth below, there have been no material changes to the risk factors disclosed in our 2016 Form 10-K.

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

The Sponsor and the Advisor have implemented lease allocation guidelines to assist with the process of the allocation of leases when we and certain other entities to which affiliates of the Advisor are providing certain advisory services have potentially competing properties with respect to a particular customer. Pursuant to the lease allocation guidelines, if we have an opportunity to bid on a lease with a prospective customer and one or more of these other entities has a potentially competing property, then, under certain circumstances, we may not be permitted to bid on the opportunity and in other circumstances, we and the other entities will be permitted to participate in the bidding process. The lease allocation guidelines are overseen by a joint management committee consisting of our management committee and certain other management representatives associated with other entities to which affiliates of the Advisor are providing similar services.

Notwithstanding the foregoing, the Sponsor and the Advisor have agreed, subject to any future changes approved by the Conflicts Resolution Committee, that if an investment is equally suitable for BCI IV and us, until such time as all of the proceeds from our public offerings have been substantially invested, we will have priority over BCI IV with respect to all industrial property investment opportunities in the U.S. or Mexico, other than development or re-development opportunities associated with BCI IV’s existing investments (e.g., development on excess land or expansion of an existing facility) which opportunities shall remain with BCI IV.  Thereafter, BCI IV will have access to industrial property investment opportunities pursuant to the Rotation Policy (defined below), subject to the Special Priority (defined below) which has been granted to our second build-to-core fund (“BTC II”) and which is described below.

Affiliates of the Sponsor and the Advisor currently sponsor and in the future may advise other investment vehicles that seek to invest in industrial properties including BCI IV, DPF, and BTC II. Subject to the foregoing provisions regarding our priority relative to BCI IV, to the extent a potential investment meets the current investment strategy, including portfolio objectives, diversification goals, return requirements and investment timing, for us and any other funds or investment vehicles advised by affiliates of the Sponsor or the Advisor with capital available to invest (the “Applicable Vehicles”), including BCI IV, DPF, and BTC II, such investment shall be allocated among the Applicable Vehicles on a rotational basis (the “Rotation Policy”) that the Sponsor determines to be fair and reasonable to the Applicable Vehicles. Generally, the investment will be allocated to the Applicable Vehicle that has gone the longest without being allocated an industrial investment opportunity. Exceptions may be made to the Rotation Policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), (y) characteristics of a particular investment or Applicable Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation

Factors listed below, which make the investment more advantageous to one of the Applicable Vehicles, or (z) exclusivity, rotation or other priority (each, a “Special Priority”) granted to a particular fund now or in the future, or in order to reach certain minimum allocation levels with respect to an Applicable Vehicle. The only currently existing Special Priority has been granted to BTC II, pursuant to which BTC II will be presented with the following industrial property investment opportunities (subject to the terms and conditions of the BTC II partnership agreement):

•
two out of every three potential development investments; provided that BTC II will have the first option to pursue all potential development investments prior to March 31, 2018, and four out of every five potential development investments thereafter and prior to March 31, 2019;

•	one out of every three potential value-add investments; and

•	one out of every four potential core investments.
The Special Priority granted to BTC II will terminate on the earlier to occur of certain events described in the BTC II partnership agreement, such that it will terminate by or before May 2021. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time.

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

•	The effect of the acquisition on the applicable entity’s intention not to be subject to regulation under the Investment Company Act;

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On July 24, 2013, our Registration Statement on Form S-11 (File No. 333-184126), pursuant to which we made our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. On June 30, 2017, we terminated the offering of primary shares pursuant to the Offering. We are continuing to offer shares pursuant to our distribution reinvestment plan.
The table below summarizes the gross offering proceeds raised; the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities; and the offering proceeds net of those direct selling costs:

For the Period from Inception (August 28, 2012) to
(in thousands)	June 30, 2017
Gross offering proceeds	$1,743,511

Sales commissions (1)	82,026
Dealer manager fees (1)	38,542
Offering costs	33,063
Total direct selling costs paid from offering proceeds (2)	$153,631

Offering proceeds, net of direct selling costs	$1,589,880

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

From January 15, 2014, through June 30, 2017, we had acquired, either directly or through our joint ventures, 271 buildings comprised of approximately 44.0 million square feet for an aggregate total purchase price of approximately $3.3 billion, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs.
As of June 30, 2017, we had paid $26.9 million in acquisition-related costs to non-related parties. Refer to “Note 11 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates. We used

$36,000 of net proceeds from primary shares sold in the Offering to fund distributions for the initial quarter for which we declared distributions and for the fourth quarter of 2013. The initial quarter commenced on September 6, 2013, which was the date that we met the minimum offering requirements in connection with the Offering, and ended on September 30, 2013.
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
For the six months ended June 30, 2017 and 2016, we received eligible redemption requests related to approximately 769,000 and 169,000 shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $7.4 million, or an average price of $9.62 per share, and approximately $1.6 million or an average price of $9.71 per share, respectively.
The table below summarizes the redemption activity for the three months ended June 30, 2017:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Redeemed as Part of	Shares That May Yet Be
	of Shares	Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Redeemed	per Share	Plans or Programs	Plans or Programs (1)
April 30, 2017	—	$—	—	—
May 31, 2017	—	—	—	—
June 30, 2017	392,262	9.65	392,262	—
Total	392,262	$9.65	392,262	—

(1)	We limit the number of shares that may be redeemed quarterly under the program as described above.
ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

August 9, 2017	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

August 9, 2017	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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

4.2
Second Amended and Restated Share Redemption Program, effective as of October 31, 2016. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.1
Management Agreement, dated as of July 16, 2013, by and between Industrial Property Operating Partnership LP and Black Creek Property Management Company LLC (formerly known as Dividend Capital Property Management LLC). Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.2
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

10.5
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

EXHIBIT NUMBER	DESCRIPTION

10.8
Assignment and Assumption Agreement dated December 18, 2013, by and between West Valley Distribution Associates-I, LP and IIT Acquisitions LLC. Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014.

10.9
Selected Dealer Agreement, dated as of January 21, 2014, by and among Industrial Property Trust Inc., Industrial Property Advisors LLC, Black Creek Capital Markets, LLC (formerly known as Dividend Capital Securities LLC), Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2014.

10.10
Amendment to Selected Dealer Agreement, dated as of January 21, 2014, by and among Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC, Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.11
Purchase and Sale Agreement, dated February 10, 2014, by and between Paula Begoun Investments, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.12
Purchase and Sale Agreement, dated as of February 18, 2014, by and between CPDC III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on March 13, 2014.

10.13
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2014, by and between IPT Acquisitions LLC and ProLogis-A4 FL I LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 16, 2014.

10.14
Purchase and Sale Agreement, dated May 13, 2014, between TPRF III/Rialto Industrial LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.15
Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2014, by and between IPT Acquisitions LLC and Palmtree Acquisition Corporation. Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.16
Purchase and Sale Agreement, dated June 6, 2014, by and between Kylie Capital LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 16, 2014.

10.17
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

10.18
Purchase and Sale Agreement, dated August 5, 2014, by and between IPT Acquisitions LLC and Avera Development, LLC. Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.19
Agreement of Sale, dated September 5, 2014, by and between IPT O’Hare DC LLC and IAC 1000 County Line L.L.C. Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

10.20
Purchase and Sale Agreement, dated September 5, 2014, by and among CRP-3 BWIC I, LLC, CRP-3 BWIC II, LLC, and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on October 16, 2014.

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

10.23
Agreement of Purchase and Sale, dated October 31, 2014, by and among CRP Oakmont Flower Mound, L.L.C., CRP Oakmont Grand Prairie, L.L.C., and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.24
Purchase and Sale Agreement, dated November 19, 2014, by and between Totowa Property Associates, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.25
Real Estate Contract, dated December 4, 2014, by and between Carson Bayport I LP and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

10.26
Purchase and Sale Agreement, dated December 8, 2014, by and among Holman Distribution Center of Oregon, Inc., Hawthorne Investment Company, Clark Family LLC, Clark Properties North Wing LLC and Clark Properties South Wing LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on January 16, 2015.

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

10.29
Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan. Incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.30
Form of Director Stock Grant Agreement for Equity Incentive Plan. Incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.31
Form of Restricted Stock Grant Agreement for Consultants for Equity Incentive Plan. Incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.32
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

10.33
Third Amended and Restated Waiver and Expense Support Agreement, effective as of August 14, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.34
Amendment No. 2 to the Selected Dealer Agreement, dated as of August 28, 2015, by and among Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2015.

10.35
Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and John S. Hagestad as of September 2, 2015. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

EXHIBIT NUMBER	DESCRIPTION

10.36
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

10.37
Purchase and Sale Agreement dated November 24, 2015, by and between LBA/MET Partners I-Company II, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.38
Purchase and Sale Agreement dated November 24, 2015, by and between LBA/MET Partners I-Company III, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.39
Purchase and Sale Agreement dated November 24, 2015, by and between LBA/MET Partners I-Company V, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.40
Purchase and Sale Agreement dated November 24, 2015, by and between LBA/MET Partners I-Company IX, LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.41
Purchase and Sale Agreement, dated November 27, 2015, by and between AP Zephyr Street LLC, AP Commerce Parkway LLC, AP Polk Lane LLC, AP Quality Drive LLC, AP Quest Way LLC, AP MIAC Cove LLC, AP Pleasant Hill LLC and IPT Acquisitions LLC. Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.42
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

10.43
Interest Purchase Agreement, dated December 28, 2015, by and between bcIMC (USA) Realty Div 2A LLC and IPT BTC I LP LLC. Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.44
Amendment No. 3 to the Selected Dealer Agreement, dated as of April 11, 2016, by and among Industrial Property Trust Inc., Industrial Property Advisors LLC, Dividend Capital Securities LLC and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.45
Purchase and Sale Agreement, dated April 21, 2016, by and among IPT Acquisitions LLC, AP Redlands LLC, AP Barrett Lakes 2700 LLC, AP Barrett Lakes 2750 LLC, AP Barrett Lakes 2850 LLC, AP Taylor Road LLC, AP Omega Parkway LLC, and AP Jamesburg Drive LLC. Incorporated by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.46
Fourth Amended and Restated Advisory Agreement, dated as of August 12, 2016, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2016.

10.47
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

10.48
Second Amended and Restated Agreement by and among IPT BTC I GP LLC, Industrial Property Advisors Sub I LLC, and Industrial Property Advisors LLC, dated as of September 15, 2016. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

EXHIBIT NUMBER	DESCRIPTION

10.49
Letter Agreement Regarding Drag-Along Rights, dated as of September 15, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC and Industrial Property Advisors Sub I LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.50*
Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated as of May 19, 2017, by and among IPT BTC II GP LLC, IPT BTC II LP LLC, Industrial Property Advisors Sub IV LLC, BCG BTC II Investors LLC, bcIMC (WCBAF) Realpool Global Investment Corporation, bcIMC (College) US Realty Inc., bcIMC (Municipal) US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., bcIMC (Hydro) US Realty Inc., and QuadReal US Holdings Inc.

10.51*	Agreement, dated as of May 19, 2017, by and among IPT BTC II GP LLC and Industrial Property Advisors Sub III LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

*	Filed herewith.

**	Furnished herewith.