Form 10-Q
period 2017-09-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2017-11-09
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2017, there were 104,974,318 shares of the registrant’s Class A common stock and 70,025,018 shares of the registrant’s Class T common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Net investment in real estate properties	$2,679,187	$2,478,329
Investment in unconsolidated joint ventures	99,263	69,695
Cash and cash equivalents	30,631	8,358
Restricted cash	65	80
Straight-line and tenant receivables, net	21,973	15,565
Due from affiliates	85	30
Other assets	20,383	23,251
Assets held for sale	—	15,625
Total assets	$2,851,587	$2,610,933

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$26,690	$21,912
Debt, net	1,449,564	1,288,642
Due to affiliates	28,258	31,006
Distributions payable	23,653	19,609
Other liabilities	47,939	43,527
Liabilities related to assets held for sale	—	267
Total liabilities	1,576,104	1,404,963

Commitments and contingencies (Note 12)

Equity
Stockholders' equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none
issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized,
104,226 shares and 99,374 shares issued and outstanding, respectively	1,042	994
Class T common stock, $0.01 par value per share - 600,000 shares authorized,
69,521 shares and 58,032 shares issued and outstanding, respectively	695	580
Additional paid-in capital	1,554,118	1,402,611
Accumulated deficit	(294,001)	(212,807)
Accumulated other comprehensive income	13,128	14,091
Total stockholders' equity	1,274,982	1,205,469
Noncontrolling interests	501	501
Total equity	1,275,483	1,205,970
Total liabilities and equity	$2,851,587	$2,610,933
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenues:
Rental revenues	$56,686	$50,207	$166,368	$123,906
Total revenues	56,686	50,207	166,368	123,906

Operating expenses:
Rental expenses	14,899	12,531	43,910	32,133
Real estate-related depreciation and amortization	29,044	27,229	83,756	68,665
General and administrative expenses	2,106	1,517	6,301	5,123
Asset management fees, related party	5,689	4,989	16,575	12,530
Acquisition expenses, related party	—	5,358	—	22,506
Acquisition expenses	—	1,458	—	9,940
Impairment of real estate property	—	2,326	—	2,326
Total operating expenses	51,738	55,408	150,542	153,223

Operating income (loss)	4,948	(5,201)	15,826	(29,317)

Other expenses (income):
Equity in (income) loss of unconsolidated joint ventures	(39)	15	(124)	458
Interest expense and other	10,516	8,924	30,600	18,800
Net gain on disposition of real estate properties	—	—	(131)	—
Net loss on sell down of joint venture ownership interest	—	—	—	64
Total other expenses	10,477	8,939	30,345	19,322

Total expenses before expense support	62,215	64,347	180,887	172,545

Total expense repayment to Advisor	—	(3,947)	—	(5,111)
Net expenses after expense support	62,215	68,294	180,887	177,656

Net loss	(5,529)	(18,087)	(14,519)	(53,750)
Net income attributable to noncontrolling interests	(16)	(15)	(47)	(15)
Net loss attributable to common stockholders	$(5,545)	$(18,102)	$(14,566)	$(53,765)
Weighted-average shares outstanding	174,300	139,486	167,363	127,686
Net loss per common share - basic and diluted	$(0.03)	$(0.13)	$(0.09)	$(0.42)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net loss attributable to common stockholders	$(5,545)	$(18,102)	$(14,566)	$(53,765)
Unrealized (loss) gain on derivative instruments, net	(209)	3,721	(963)	(2,874)
Comprehensive loss attributable to common stockholders	$(5,754)	$(14,381)	$(15,529)	$(56,639)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders' Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2016	157,406	$1,574	$1,402,611	$(212,807)	$14,091	$501	$1,205,970
Net (loss) income	—	—	—	(14,566)	—	47	(14,519)
Unrealized loss on derivative
instruments	—	—	—	—	(963)	—	(963)
Issuance of common stock	17,760	177	181,690	—	—	—	181,867
Share-based compensation	—	—	991	—	—	—	991
Upfront offering costs, including
sales commissions, dealer manager
fees, and offering costs	—	—	(11,757)	—	—	—	(11,757)
Trailing offering costs, consisting of
distribution fees	—	—	(5,815)	4,889	—	—	(926)
Redemptions of common stock	(1,419)	(14)	(13,602)	—	—	—	(13,616)
Distributions on common stock and
dividends on noncontrolling interests	—	—	—	(71,517)	—	(47)	(71,564)
Balance as of September 30, 2017	173,747	1,737	1,554,118	(294,001)	13,128	501	1,275,483
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Operating activities:
Net loss	$(14,519)	$(53,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	83,756	68,665
Equity in (income) loss of unconsolidated joint ventures	(124)	458
Straight-line rent and amortization of above- and below-market leases	(9,278)	(9,208)
Net gain on disposition of real estate properties	(131)	—
Impairment of real estate property	—	2,326
Net loss on sell down of joint venture ownership interest	—	64
Other	2,913	2,291
Changes in operating assets and liabilities:
Tenant receivables, restricted cash and other assets	(852)	(2,643)
Accounts payable, accrued expenses and other liabilities	6,633	15,398
Due from / to affiliates, net	(2,845)	2,842
Net cash provided by operating activities	65,553	26,443

Investing activities:
Real estate acquisitions	(248,501)	(1,089,027)
Acquisition deposits	(623)	(325)
Proceeds from the disposition of real estate properties	15,427	—
Capital expenditures and development activities	(31,157)	(25,112)
Investment in unconsolidated joint ventures	(32,192)	(14,314)
Distributions from joint ventures	2,730	—
Net proceeds from sale of joint venture ownership interest	—	57,177
Net cash used in investing activities	(294,316)	(1,071,601)

Financing activities:
Proceeds from line of credit	296,000	795,000
Repayments of line of credit	(241,000)	(718,000)
Proceeds from mortgage note	105,000	391,480
Proceeds from term loan	—	250,000
Financing costs paid	(777)	(6,952)
Proceeds from issuance of common stock	146,217	386,476
Offering costs paid upon issuance of common stock	(10,578)	(22,561)
Distributions paid to common stockholders	(29,091)	(19,073)
Dividends paid on noncontrolling interests	(63)	—
Distribution fees paid	(4,781)	(2,308)
Redemptions of common stock	(9,891)	(1,852)
Net cash provided by financing activities	251,036	1,052,210

Net increase in cash and cash equivalents	22,273	7,052
Cash and cash equivalents, at beginning of period	8,358	7,429
Cash and cash equivalents, at end of period	$30,631	$14,481

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable	$23,653	$18,169
Redemptions payable	6,220	1,742
Future estimated distribution fees payable	27,877	22,801
Distributions reinvested in common stock	33,586	22,525
Non-cash capital expenditures	609	868
Mortgage notes assumed on real estate acquisitions	—	11,400
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
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an asset acquisition or a business combination. The Company expects most of its acquisitions to qualify as asset acquisitions under the standard, which requires the capitalization of transaction costs to the basis of the acquired assets. ASU 2017-01 is effective for periods beginning after December 15, 2017. However, the Company early adopted this standard effective January 1, 2017. Under this new standard, all acquisition costs are being capitalized instead of expensed. For the nine months ended September 30, 2017, $6.4 million of acquisition costs (including the acquisition fees paid to Industrial Property Advisors LLC (the “Advisor”) and its affiliates) were capitalized in net investment in real estate properties on the condensed consolidated balance sheets under the new standard instead of expensed as in prior periods.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company plans to adopt the standard when it becomes effective for the Company, as of the reporting period beginning January 1, 2018. Rental revenues and certain tenant reimbursement revenue earned from leasing the Company’s operating properties will be evaluated with the adoption of the lease accounting standard (as discussed below). The revised lease accounting standard includes a package of practical expedients that allows an entity to avoid reassessing the accounting for lease components, including the allocations between lease and nonlease components in contracts restated under ASU 2014-09. The Company expects to elect this package of practical expedients, and accordingly will not reallocate contract consideration to lease components within the scope of the existing lease guidance when the Company adopts ASU 2014-09. The Company’s initial analysis of its non-lease related revenue contracts indicates that the adoption of the standard will not have a material effect on its consolidated financial statements. The Company is still in the process of evaluating ASU 2014-09.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the standard when it becomes effective for the Company, as of the reporting period beginning January 1, 2019, and it expects to elect the practical expedients available for implementation under the standard. Under the practical expedients election, the Company would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements, as well as result in the expensing of certain costs to negotiate and arrange lease agreements. The Company’s initial analysis of its lease contracts indicates that the adoption of this standard will not have a material effect on its consolidated financial statements. The Company is still in the process of evaluating the impact of ASU 2016-02.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” (“ASU 2017-05”), which clarifies the scope of Subtopic 610-20 and provides guidance relating to the accounting treatment for gains and losses from the derecognition of non-financial assets, including the accounting for partial sales. Upon adoption of ASU 2017-05, the Company will recognize, on a prospective basis, the entire gain attributed to sales to unconsolidated co-investment ventures rather than the third-party share the Company recognizes today. For deferred gains from existing partial sales recorded prior to the adoption of the standard, the Company will continue to recognize these gains into earnings over the lives of the assets. The Company is currently evaluating the effect of ASU 2017-05 on its consolidated financial statements and will adopt ASU 2017-05 in conjunction with ASU 2014-09 as of the reporting period beginning on January 1, 2018.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. While the Company continues to assess all potential impacts of the standard, the Company currently expects adoption to have an immaterial impact on its consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Acquisition Costs
Transaction costs associated with the acquisition of a property (including the acquisition fees paid to the Advisor and its affiliates) are allocated to land, building, and intangible lease assets on a pro-rata basis based on allocated purchase price and capitalized as incurred.

3. REAL ESTATE ACQUISITIONS
The Company acquired 100% of the following properties during the nine months ended September 30, 2017:

					Intangibles
						Above-	Below-
		Number			Intangible	Market	Market	Total
	Acquisition	of			Lease	Lease	Lease	Purchase
($ in thousands)	Date	Buildings	Land	Building	Assets	Assets	Liabilities	Price (1)
South Bay Distribution Center	1/4/2017	1	$9,334	$2,928	$—	$—	$—	$12,262
Tempe Business Center	1/5/2017	1	3,009	5,993	1,031	—	(258)	9,775
Corona Industrial Center	1/12/2017	1	4,322	4,684	730	—	—	9,736
Sycamore Industrial Center	1/13/2017	3	4,556	11,765	—	—	—	16,321
Oakesdale Commerce Center	2/8/2017	1	2,234	4,098	501	—	—	6,833
Airways Distribution Center	2/24/2017	2	5,461	28,840	3,791	—	(1,041)	37,051
Tuscany Industrial Center	3/23/2017	1	1,928	4,462	839	—	(316)	6,913
Lanham Distribution Center	5/11/2017	1	4,106	9,448	—	—	—	13,554
Trade Zone Industrial Center	5/15/2017	1	945	2,439	469	—	—	3,853
Addison Distribution Center	6/14/2017	1	8,030	14,883	1,740	—	(846)	23,807
Rampart Industrial Center II	6/29/2017	1	2,184	6,613	1,229	—	—	10,026
Airpark Industrial Center	8/9/2017	1	3,400	3,784	515	—	(227)	7,472
Chandler Distribution Center	8/21/2017	1	2,155	7,594	785	—	—	10,534
Salt Lake City Distribution Center II	8/30/2017	1	1,641	6,032	641	—	(75)	8,239
360 Logistics Center	9/22/2017	3	14,370	51,618	—	—	—	65,988
Riverport Distribution Center	9/29/2017	1	2,595	7,903	—	—	—	10,498

Total Acquisitions		21	$70,270	$173,084	$12,271	$—	$(2,763)	$252,862

(1)	Total purchase price, which includes aggregate capitalized acquisition costs of $6.4 million, is equal to the total consideration paid.
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

Property	Amortization period
(years)
Tempe Business Center	9.8
Corona Industrial Center	7.1
Oakesdale Commerce Center	10.1
Airways Distribution Center	5.9
Tuscany Industrial Center	4.5
Trade Zone Industrial Center	4.4
Addison Distribution Center	6.4
Rampart Industrial Center II	12.0
Airpark Industrial Center	7.1
Chandler Distribution Center	4.5
Salt Lake City Distribution Center II	2.9
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

5. INVESTMENT IN REAL ESTATE PROPERTIES
As of September 30, 2017 and December 31, 2016, the Company’s consolidated investment in real estate properties consisted of 232 and 215 industrial buildings, respectively.

	As of
(in thousands)	September 30, 2017	December 31, 2016
Land	$754,549	$684,280
Building and improvements	1,883,009	1,686,929
Intangible lease assets	235,018	219,512
Construction in progress	16,280	13,843
Investment in real estate properties (1)	2,888,856	2,604,564
Less accumulated depreciation and amortization	(209,669)	(126,235)
Net investment in real estate properties	$2,679,187	$2,478,329

(1)
As of September 30, 2017, the Company had capitalized approximately $6.4 million of acquisition costs. As of December 31, 2016, there were no acquisition costs capitalized. See “Note 1” for detail on the new accounting standard we adopted effective January 1, 2017 and “Note 2” for a description of the accounting policy regarding acquisition costs.

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities, as of September 30, 2017 and December 31, 2016, include the following:

	As of September 30, 2017			As of December 31, 2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$223,867	$(93,341)	$130,526	$208,361	$(59,226)	$149,135
Above-market lease assets (1)	11,151	(4,720)	6,431	11,151	(3,143)	8,008
Below-market lease liabilities (2)	(33,278)	12,289	(20,989)	(30,929)	7,798	(23,131)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.
The following table details the estimated net amortization of such intangible lease assets and liabilities, as of September 30, 2017, for the next five years and thereafter:

	Estimated Net Amortization
	Intangible	Above-Market	Below-Market
(in thousands)	Lease Assets	Lease Assets	Lease Liabilities
Remainder of 2017	$10,788	$499	$(1,500)
2018	36,296	1,740	(5,261)
2019	26,386	1,116	(4,218)
2020	18,980	802	(3,329)
2021	13,609	724	(2,556)
Thereafter	24,467	1,550	(4,125)
Total	$130,526	$6,431	$(20,989)

Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,623	$2,889	$5,950	$7,089
Above-market lease amortization	(508)	(643)	(1,577)	(1,796)
Below-market lease amortization	1,738	1,533	4,905	3,915

Real Estate-Related Depreciation and Amortization:
Depreciation expense	$16,430	$14,240	$47,742	$34,839
Intangible lease asset amortization	12,614	12,989	36,014	33,826
6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company has entered into joint ventures with third-party investors for purposes of investing in industrial properties located in certain major U.S. distribution markets. The Company reports its investment for the Build-To-Core I Partnership LP (the “BTC I Partnership”) and the Build-To-Core II Partnership LP (the “BTC II Partnership”), under the equity method on its condensed consolidated balance sheets due to the fact that the Company maintains significant influence in each partnership. The following table summarizes the Company’s investment in the unconsolidated joint ventures:

	As of				Investment in Unconsolidated
	September 30, 2017		December 31, 2016		Joint Ventures as of
	Ownership	Number of	Ownership	Number of	September 30, 2017	December 31, 2016
($ in thousands)	Percentage	Buildings	Percentage	Buildings
BTC I Partnership	20.0%	33	20.0%	27	$92,781	$69,695
BTC II Partnership	13.0%	7	—	—	6,482	—

Total joint ventures		40		27	$99,263	$69,695

7. DEBT
The Company’s consolidated indebtedness is currently comprised of borrowings under its line of credit, term loans and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
($ in thousands)	September 30, 2017	December 31, 2016	Maturity Date	September 30, 2017	December 31, 2016
Line of credit (1)	2.47%	2.44%	January 2020	$236,000	$181,000
Term loan (2)	2.50%	2.65%	January 2021	350,000	350,000
Term loan (3)	2.98%	2.67%	May 2022	150,000	150,000
Fixed-rate mortgage notes (4)	3.36%	3.31%	July 2020 - December 2025	722,880	617,880
Total principal amount / weighted-average (5)	2.97%	2.94%		$1,458,880	$1,298,880
Less unamortized debt issuance costs				$(9,316)	$(10,238)
Total debt, net				$1,449,564	$1,288,642

Gross book value of properties encumbered by debt				$1,151,317	$986,818

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this line of credit. As of September 30, 2017, the unused and available portions under the line of credit were $264.0 million and $209.2 million, respectively. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

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

(3)
The effective interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate. This term loan is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

(4)
Interest rates range from 2.94% to 3.65%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $97.0 million as of both September 30, 2017 and December 31, 2016. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(5)	The weighted-average remaining term of the Company’s consolidated debt was approximately 4.9 years as of September 30, 2017, excluding any extension options on the line of credit.

As of September 30, 2017, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2017	$—	$—	$—	$—
2018	—	—	1,354	1,354
2019	—	—	2,191	2,191
2020	236,000	—	15,259	251,259
2021	—	350,000	6,047	356,047
Thereafter	—	150,000	698,029	848,029
Total principal payments	$236,000	$500,000	$722,880	$1,458,880

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
Debt Covenants
The Company’s line of credit, term loans and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of September 30, 2017.
Derivative Instruments
To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. As of September 30, 2017, the Company had 11 outstanding interest rate swap agreements, which were associated with $597.0 million of debt, that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.
The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2017 and 2016, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
	Notional Amount	Balance Sheet Location	September 30, 2017	December 31, 2016
(in thousands)
Interest rate swaps	$596,980	Other assets	$13,128	$14,091

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest rate swaps:
Income (loss) recognized in AOCI (effective portion)	$144	$3,147	$(719)	$(4,258)
(Income) loss reclassified from AOCI into income (effective portion)	(353)	574	(244)	1,384

Net other comprehensive (loss) income	$(209)	$3,721	$(963)	$(2,874)
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
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2017:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
September 30, 2017
Assets
Derivative instruments	$—	$13,128	$—	$13,128
Total assets measured at fair value	$—	$13,128	$—	$13,128

December 31, 2016
Assets
Derivative instruments	$—	$14,091	$—	$14,091
Total assets measured at fair value	$—	$14,091	$—	$14,091
As of September 30, 2017, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.
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

Fair Value of Financial Instruments
As of September 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Assets
Derivative instruments	$13,128	$13,128	$14,091	$14,091

Liabilities
Line of credit	236,000	236,000	181,000	181,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	722,880	712,443	617,880	597,187
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

On June 30, 2017, the Company terminated the primary portion of the Offering. The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan. On August 30, 2017, the Company filed a post-effective amendment to its registration statement in connection with the termination of the primary portion of the Offering and reallocated all shares remaining unsold in the primary portion of the Offering to the distribution reinvestment plan offering, which is ongoing. Class A shares and Class T shares of the Company’s common stock are being offered pursuant to the distribution reinvestment plan at a price equal to the NAV per share most recently disclosed by the Company, which is presently $9.74 per share. The Company may terminate its distribution reinvestment plan offering at any time.
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
A summary of the Company’s public offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)), as of September 30, 2017, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$1,016,951	$671,137	$1,688,088
DRIP	56,086	20,251	76,337
Total offering	$1,073,037	$691,388	$1,764,425

Number of shares sold:
Primary offering	99,982	67,758	167,740
DRIP	5,724	2,072	7,796
Total offering	105,706	69,830	175,536
Common Stock
The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

	Class A		Class T		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	99,374	$994	58,032	$580	157,406	$1,574
Issuance of common stock:
Primary shares	3,696	37	10,468	105	14,164	142
DRIP	2,159	21	1,290	13	3,449	34
Stock grants	151	1	—	—	151	1
Redemptions	(1,150)	(11)	(269)	(3)	(1,419)	(14)
Forfeitures	(4)	—	—	—	(4)	—
Balance as of September 30, 2017	104,226	$1,042	69,521	$695	173,747	$1,737

Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

	Amount
(in thousands,	Declared per	Paid	Reinvested	Distribution	Gross
except per share data)	Common Share (1)	in Cash	in Shares	Fees (2)	Distributions (3)
2017
September 30	$0.14250	$10,828	$12,234	$1,764	$24,826
June 30	0.14250	10,349	11,868	1,630	23,847
March 31	0.14250	9,902	11,447	1,495	22,844
Total		$31,079	$35,549	$4,889	$71,517
2016
December 31	$0.13515	$8,840	$10,271	$1,286	$20,397
September 30	0.13515	8,147	9,638	1,069	18,854
June 30	0.13515	7,534	9,042	876	17,452
March 31	0.13515	6,788	8,040	622	15,450
Total		$31,309	$36,991	$3,853	$72,153

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

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares.

Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Number of eligible shares redeemed	1,419	352
Aggregate amount of shares redeemed	$13,616	$3,386
Average redemption price per share	$9.60	$9.62

10. SHARE-BASED COMPENSATION
Restricted Stock Summary
A summary of the Company’s activity with respect to the issuance of restricted stock pursuant to its Equity Incentive Plan and its Private Placement Equity Incentive Plan for the nine months ended September 30, 2017 is as follows:

		Weighted-Average
		Fair Value
(shares in thousands)	Shares	per Share
Nonvested shares at January 1, 2017 (1)	110	$10.94
Granted (2)	151	$11.01
Vested (3)	(69)	$10.90
Forfeited (2)	(4)	$11.01
Nonvested shares at September 30, 2017	188	$11.01

(1)
Nonvested shares granted to non-senior executive employees of the Advisor were remeasured to estimated fair value based on the most recent primary offering price of $11.01 per Class A share that took effect on January 1, 2017.

(2)	The weighted-average fair value is based on the most recent primary offering price of $11.01 per Class A share.

(3)
Shares vested during the nine months ended September 30, 2017 include: shares granted to the Company’s board of directors, which have an estimated fair value based on the most recent primary offering price per Class A share in effect on the respective grant date, and shares granted to non-senior executive employees of the Advisor, which were remeasured as described above.

The following table summarizes other share-based compensation data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Share-based compensation expense	$254	$164	$991	$730
Total fair value of restricted stock vested	$—	$—	$756	$494
Weighted-average grant date fair value of
restricted stock granted, per share (1)	$11.01	$10.44	$11.01	$10.44

(1)	The weighted-average grant date fair value is based on the most recent primary offering price per Class A share in effect on the respective grant dates.
As of September 30, 2017, the aggregate unrecognized compensation expense related to the restricted stock was approximately $1.2 million and is expected to be fully recognized over a weighted-average period of one year.
11. RELATED PARTY TRANSACTIONS
The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the fifth amended and restated advisory agreement, dated August 12, 2017, by and among the Company, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends August 12, 2018, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the Offering. The Sponsor, which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates, and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. The Dealer Manager is presently directly or indirectly majority owned, controlled and/or managed by Messrs. Blumberg, Mulvihill and/or Zucker and/or their affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor and the Dealer Manager receive compensation from the Company in the form of fees and expense reimbursements for certain services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:
Sales Commissions. Sales commissions were payable to the Dealer Manager, all of which may have been reallowed to participating unaffiliated broker dealers, and were equal to up to 7.0% and 2.0% of the gross proceeds from the sale of Class A shares and Class T shares, respectively, in the primary offering.

Dealer Manager Fees. Dealer manager fees were payable to the Dealer Manager, a portion of which may have been reallowed to unaffiliated participating broker dealers, and were equal to up to 2.5% and 2.0% of the gross proceeds from the sale of Class A shares and Class T shares, respectively, in the primary offering.
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
Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value-add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services. With respect to an acquisition of an interest in a real estate-related entity, the acquisition fee will equal: (i) 2.0% of the Company’s proportionate share of the purchase price of the property owned by any real estate-related entity in which the Company acquires a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP; and (ii) 2.0% of the purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the

Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment.
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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	Incurred
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
					September 30, 2017	December 31, 2016
(in thousands)	2017	2016	2017	2016
Expensed:
Acquisition fees (1)	$—	$5,358	$—	$22,506	$—	$—
Asset management fees (2)	5,689	4,989	16,575	12,530	104	1,745
Asset management fees related to dispositions (3)	—	—	409	1,466	—	1,015
Other expense reimbursements (4)	1,056	836	3,317	2,423	493	383
Total	$6,745	$11,183	$20,301	$38,925	$597	$3,143

Capitalized:
Acquisition fees (1)	$2,102	$—	$5,144	$—	$41	$—
Development acquisition fees (5)	384	—	558	155	28	14
Total	$2,486	$—	$5,702	$155	$69	$14

Additional Paid-In Capital:
Sales commissions	$222	$2,862	$4,491	$12,850	$—	$—
Dealer manager fees	143	2,028	3,026	8,391	—	1
Offering costs	509	1,812	4,240	6,397	102	984
Distribution fees (6)	271	4,093	5,815	25,368	28,453	27,419
Total	$1,145	$10,795	$17,572	$53,006	$28,555	$28,404

(1)
See “Note 1” for detail on the new accounting standard we adopted effective January 1, 2017 and “Note 2” for a description of the accounting policy regarding acquisition costs. Amounts also include the Company’s proportionate share of acquisition fees relating to the joint ventures, which is included in investment in unconsolidated joint ventures on the Company’s condensed consolidated balance sheets.

(2)	Includes asset management fees other than asset management fees related to dispositions.

(3)	Fees are netted against the respective gain and are included in the related net gain amount on the condensed consolidated statements of operations.

(4)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, of the Advisor related to activities for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $0.9 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(5)
Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets. Amounts also include the Company’s proportionate share of development acquisition fees relating to the joint ventures, which is included in investment in unconsolidated joint ventures on the Company’s condensed consolidated balance sheets.

(6)
The distribution fees accrue daily and are payable monthly in arrears. As of September 30, 2017, the monthly amount of distribution fees payable of $0.6 million is included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrues for future estimated amounts payable based on the shares outstanding as of the balance sheet date. As of September 30, 2017, the future estimated amounts payable of $27.9 million are included in due to affiliates on the condensed consolidated balance sheets.

Joint Ventures. Both the BTC I Partnership and the BTC II Partnership (described in “Note 6”) pay fees to the Advisor and/or a wholly-owned subsidiary of the Advisor for providing advisory services to both joint ventures. These advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. For the three and nine months ended September 30, 2017 the joint ventures incurred in aggregate approximately $1.3 million and $3.8 million, respectively, in acquisition and asset management fees, which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements, as compared to $0.9 million and $2.2 million, respectively, for the three and nine months ended September 30, 2016.
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
For the period beginning on July 1, 2015 and terminating on the earlier of the expiration or termination of the agreement, in no event will the aggregate of the waived asset management fees and the Deficiency support payments, when added to all amounts deferred or paid by the Advisor prior to August 14, 2015 under the prior versions of the Expense Support Agreement (approximately $5.4 million), exceed $30.0 million (the “Maximum Amount”). As of September 30, 2017, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $7.4 million. Of this amount, the Company has fully reimbursed the $5.4 million that was potentially reimbursable to the Advisor, and there are no additional amounts reimbursable to the Advisor under the Expense Support Agreement.
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
The table below provides information regarding the fees deferred or waived or expenses supported by the Advisor pursuant to the Expense Support Agreement, as well as any amounts reimbursed to the Advisor by the Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Asset management fees waived	$—	$—	$—	$267
Other expenses supported	—	—	—	—
Reimbursement of previously deferred amounts	—	(3,947)	—	(5,378)
Total expense repayment to Advisor	$—	$(3,947)	$—	$(5,111)
12. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.
Environmental Matters
A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of September 30, 2017.

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
On August 14, 2015, we filed a post-effective amendment to our registration statement to reclassify our common stock offered pursuant to our registration statement into Class A shares and Class T shares. On August 19, 2015, the SEC declared our post-effective amendment effective and we began offering for sale up to $1.5 billion in shares of common stock at a price of $10.44 per Class A share and $9.83 per Class T share, and up to $500.0 million in shares under our distribution reinvestment plan at a price of $9.92 per Class A share and $9.83 per Class T share.
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

On June 30, 2017, we terminated the primary portion of the Offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan. On August 30, 2017, we filed a post-effective amendment to our registration statement in connection with the termination of the primary portion of the Offering and reallocated all shares remaining unsold in the primary portion of the Offering to the distribution reinvestment plan offering, which is ongoing. Class A shares and Class T shares of our common stock are being offered pursuant to the distribution reinvestment plan at a price equal to the NAV per share we most recently disclosed, which is presently $9.74 per share. We may terminate our distribution reinvestment plan offering at any time.
As of September 30, 2017, we had raised gross proceeds of approximately $1.8 billion from the sale of 175.5 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. See “Note 9 to the Condensed Consolidated Financial Statements” for information concerning the Offering.
As of September 30, 2017, we owned and managed, either directly or through our minority ownership interests in our joint ventures, a real estate portfolio that included 272 industrial buildings totaling approximately 44.9 million square feet located in 26 markets throughout the U.S., with 495 customers, and was 88.2% occupied (91.4% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.3 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of September 30, 2017:

•	255 industrial buildings totaling approximately 41.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 95.0% occupied (97.3% leased).

•
17 industrial buildings totaling approximately 3.6 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

During the nine months ended September 30, 2017, we directly acquired 21 buildings comprising approximately 3.0 million square feet for an aggregate total purchase price of approximately $247.3 million, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. We funded these acquisitions with proceeds from the Offering, debt financings and net proceeds from asset sales. See “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our acquisitions.
As of September 30, 2017, we owned and managed 40 buildings totaling approximately 7.9 million square feet of the total 44.9 million square feet (discussed above) through our joint ventures (as described in “Note 6 to the Condensed Consolidated Financial Statements”). During the nine months ended September 30, 2017, the joint ventures acquired eight buildings comprising approximately 1.4 million square feet and completed the development of five buildings comprising approximately 2.0 million square feet for an aggregate total purchase price of approximately $223.6 million, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. Additionally, as of that date, the joint ventures had 10 buildings under construction totaling approximately 3.1 million square feet, and 14 buildings in the pre-construction phase for an additional 2.1 million square feet. See “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding our joint ventures.
From January 2014 through September 30, 2017, we had acquired, either directly or through our joint ventures, 281 buildings comprised of approximately 46.4 million square feet for an aggregate total purchase price of approximately $3.4 billion, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. We funded these acquisitions primarily with proceeds from the Offering and debt financings.
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
Industrial Real Estate Outlook
Overall, fundamentals for the U.S. industrial real estate sector continue to remain healthy, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Additionally, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. We expect moderate economic growth in the U.S. to continue throughout 2018, which should continue to drive positive demand for warehouse space as companies expand and upgrade their distribution networks and supply chains.
While growth in the U.S. economy has continued, global trade growth has slowed due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Commodity prices have stabilized and may further recover as planned production cuts from the Organization of Petroleum Exporting Countries (“OPEC”) may lead oil prices higher. Financial market conditions for developing countries tightened significantly following the U.S. elections as concerns over protectionism decreased currencies and increased bond yields globally. Heightened policy uncertainty in the U.S. and Europe will likely weigh on global trade and capital flows throughout the coming year.
Despite certain global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates and rent growth in our primary target markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during the remainder of 2017 and into 2018 to be higher than the rates on expiring leases.
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
The capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by the current industrial real estate fundamentals and secular shift to online consumer spending.
Summary of 2017 Activities
During the nine months ended September 30, 2017, we completed the following activities:

•
We raised $181.9 million of gross equity capital from the Offering, including from shares issued pursuant to our distribution reinvestment plan. We terminated the primary portion of the Offering on June 30, 2017.

•	We borrowed $105.0 million under a new mortgage note, with total debt increasing by a net $160.0 million.

•
We directly acquired 21 industrial buildings, comprised of approximately 3.0 million square feet for an aggregate total purchase price of approximately $247.3 million, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs. We funded these acquisitions primarily with proceeds from the Offering and debt financings.

•	We sold four industrial buildings aggregating 0.4 million square feet for net proceeds of $15.4 million and recognized net gains of approximately $0.1 million.

•
We acquired, through our 20.0% ownership interest in the BTC I Partnership, one building comprising approximately 0.2 million square feet, and completed the development of five buildings comprising approximately 2.0 million square feet for an aggregate total purchase price of approximately $140.5 million, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs.

•
On May 19, 2017, we formed the BTC II Partnership with eight investors as limited partners who collectively own an 85.0% interest in the partnership (collectively, the “QuadReal Limited Partner”). We own a 13.0% interest in the partnership, an affiliate of the Advisor owns a 2.0% interest in the partnership and a subsidiary of the Advisor owns a special limited partnership interest in the partnership. The BTC II Partnership was formed to invest in a portfolio of industrial properties located in certain major U.S. distribution markets. As of September 30, 2017, the BTC II Partnership owned seven industrial buildings totaling approximately 1.2 million square feet.

•
As of September 30, 2017, we owned and managed, either directly or through our joint ventures, a real estate portfolio comprised of 272 industrial buildings totaling approximately 44.9 million square feet located in 26 markets throughout the U.S.

•
We leased approximately 6.8 million square feet, which included 3.1 million square feet of new leases and 3.7 million square feet of renewals and future leases. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Portfolio data:
Consolidated buildings	232	215	212
Unconsolidated buildings	40	27	24
Total buildings	272	242	236

Rentable square feet of consolidated buildings	37,078	34,339	34,000
Rentable square feet of unconsolidated buildings	7,862	4,405	4,330
Total rentable square feet	44,940	38,744	38,330

Total number of customers (1)	495	477	457

Percent occupied of operating portfolio (1)(2)	95.0%	95.3%	95.2%
Percent occupied of total portfolio (1)(2)	88.2%	92.5%	91.9%

Percent leased of operating portfolio (1)(2)	97.3%	96.7%	95.7%
Percent leased of total portfolio (1)(2)	91.4%	94.0%	92.8%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.

(2)
See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

We have been in the acquisition phase of our life cycle and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the three and nine months ended September 30, 2017 and 2016 are not directly comparable, nor are our results of operations for the three and nine months ended September 30, 2017 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Results for the Three and Nine Months Ended September 30, 2017 Compared to the Same Periods in 2016
The following table summarizes our results of operations for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 181 buildings totaling approximately 28.0 million square feet owned as of July 1, 2016, which portfolio represented 75.4% of total rentable square feet, 81.0% of total revenues, and 81.4% of net operating income as of September 30, 2017. The same store operating portfolio for the nine month periods presented below included 127 buildings totaling approximately 16.1 million square feet owned as of January 1, 2016, which portfolio represented 43.6% of total rentable square feet, 52.5% of total revenues, and 52.2% of net operating income as of September 30, 2017.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Rental revenues:
Same store operating properties	$45,901	$44,145	1,756	4.0%	$87,320	$85,085	2,235	2.6%
Other properties	10,785	6,062	4,723	77.9	79,048	38,821	40,227	103.6
Total rental revenues	56,686	50,207	6,479	12.9	166,368	123,906	42,462	34.3
Rental expenses:
Same store operating properties	(11,873)	(11,065)	(808)	7.3	(23,456)	(22,344)	(1,112)	5.0
Other properties	(3,026)	(1,466)	(1,560)	106.4	(20,454)	(9,789)	(10,665)	108.9
Total rental expenses	(14,899)	(12,531)	(2,368)	18.9	(43,910)	(32,133)	(11,777)	36.7
Net operating income:
Same store operating properties	34,028	33,080	948	2.9	63,864	62,741	1,123	1.8
Other properties	7,759	4,596	3,163	68.8	58,594	29,032	29,562	101.8
Total net operating income	41,787	37,676	4,111	10.9	122,458	91,773	30,685	33.4

Other income and (expenses):
Real estate-related depreciation and amortization	(29,044)	(27,229)	(1,815)	6.7	(83,756)	(68,665)	(15,091)	22.0
General and administrative expenses	(2,106)	(1,517)	(589)	38.8	(6,301)	(5,123)	(1,178)	23.0
Asset management fees, related party	(5,689)	(4,989)	(700)	14.0	(16,575)	(12,530)	(4,045)	32.3
Acquisition expenses, related party	—	(5,358)	5,358	(100.0)	—	(22,506)	22,506	(100.0)
Acquisition expenses	—	(1,458)	1,458	(100.0)	—	(9,940)	9,940	(100.0)
Impairment of real estate property	—	(2,326)	2,326	(100.0)	—	(2,326)	2,326	(100.0)
Equity in income (loss) of unconsolidated joint ventures	39	(15)	54	(360.0)	124	(458)	582	(127.1)
Interest expense and other	(10,516)	(8,924)	(1,592)	17.8	(30,600)	(18,800)	(11,800)	62.8
Net gain on disposition of real estate properties	—	—	—	—	131	—	131	100.0
Net loss on sell down of joint venture ownership interest	—	—	—	—	—	(64)	64	(100.0)
Total expense repayment to Advisor	—	(3,947)	3,947	(100.0)	—	(5,111)	5,111	(100.0)
Total other income (expenses)	(47,316)	(55,763)	8,447	(15.1)	(136,977)	(145,523)	8,546	(5.9)

Net loss	(5,529)	(18,087)	12,558	(69.4)	(14,519)	(53,750)	39,231	(73.0)
Net loss attributable to noncontrolling interests	(16)	(15)	(1)	6.7	(47)	(15)	(32)	213.3
Net loss attributable to common stockholders	$(5,545)	$(18,102)	$12,557	(69.4)%	$(14,566)	$(53,765)	39,199	(72.9)%

Weighted-average shares outstanding	174,300	139,486	34,814		167,363	127,686	39,677
Net loss per common share - basic and diluted	$(0.03)	$(0.13)	$0.10		$(0.09)	$(0.42)	$0.33
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $6.5 million and $42.5 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio over these periods. For the three months ended September 30, 2017, non-same store rental revenues reflect the addition of 46 buildings we had acquired since July 1, 2016, and for the nine months ended September 30, 2017, non-same store rental revenues reflect the addition of 110 buildings we had acquired since January 1, 2016. Same store rental revenues for the three and nine months ended September 30, 2017 increased by

4.0% and 2.6%, respectively, as compared to the same periods in 2016, primarily due to higher rental rates for new leases and renewals, as well as an increase in the average occupancy rate for the same store operating portfolio from 95.1% to 97.3% and from 96.2% to 96.6% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $2.4 million for the three months ended September 30, 2017, as compared to the same period in 2016, and $11.8 million for the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio over these periods. Same store rental expenses for the three and nine months ended September 30, 2017 increased by 7.3% and 5.0%, respectively, primarily due to higher maintenance and repair expenses and higher real estate taxes as compared to the same periods in 2016.
Other Income and Expenses. Other income and expenses, in aggregate, decreased by $8.4 million, or 15.1%, for the three months ended September 30, 2017, as compared to the same period in 2016, and decreased by $8.5 million, or 5.9% for the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to:

•
a new FASB accounting standard that we adopted effective January 1, 2017, which resulted in all 2017 acquisition-related expenses of $6.4 million being capitalized instead of expensed as they were in the prior periods, resulting in a decrease in acquisition-related expenses of $6.8 million and $32.4 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016;

•
the payment to the Advisor of previously deferred asset management fees and the reimbursement to the Advisor of expense support payments pursuant to the Expense Support Agreement in the amount of $3.9 million and $5.1 million for the three and nine months ended September 30, 2016, respectively, as compared to no payments or reimbursements to the Advisor during the same periods in 2017; and

•
an impairment charge of $2.3 million for the three and nine months ended September 30, 2016 related to three wholly-owned properties that were evaluated for impairment due to a change in management’s estimate of the intended hold periods, as compared to no impairments during the same periods in 2017.

Partially offsetting the decreases above:

•
an increase in real estate-related depreciation and amortization expense, asset management fees, and general and administrative expenses totaling an aggregate amount of $3.1 million, or 9.2%, for the three months ended September 30, 2017 as a result of the growth in our portfolio since July 1, 2016, and $20.3 million, or 23.5%, for the nine months ended September 30, 2017 as a result of the growth in our portfolio since January 1, 2016; and

•
an increase in interest expense of $1.6 million and $11.8 million for the three and nine months ended September 30, 2017, respectively, primarily due to: (i) a net increase in property level borrowings of $220.0 million as of September 30, 2017, as compared to September 30, 2016; and (ii) a higher aggregate weighted-average interest rate of 2.97% as of September 30, 2017, as compared to 2.79% as of September 30, 2016.

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and nine months ended September 30, 2017, GAAP net loss applicable to common stockholders was $5.5 million and $14.6 million, respectively, as compared to $18.1 million and $53.8 million, respectively, for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, NOI increased 10.9% to $41.8 million and 33.4% to $122.5 million, respectively, as compared to $37.7 million and $91.8 million, respectively, for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, same store NOI was $34.0 million and $63.9 million, respectively, as compared to $33.1 million and $62.7 million for the three and nine months ended September 30, 2016. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—

Results for the Three and Nine Months Ended September 30, 2017 Compared to the Same Periods in 2016” above for a reconciliation of our GAAP net loss to NOI for the three and nine months ended September 30, 2017 and 2016.
Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)
We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “Note 11 to the Condensed Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO, Company-defined FFO, and MFFO. If we had not received expense support from the Advisor in prior periods, our FFO, Company-defined FFO, and MFFO for such periods would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets, and also excludes acquisition-related costs (including acquisition fees paid to the Advisor) and organization costs, each of which are characterized as expenses in determining net loss under GAAP. Organization costs are excluded as they are paid in cash and relate to costs paid in conjunction with the organization of the Company. The purchase of operating properties has been a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. Due to a new accounting standard that we adopted as of January 1, 2017, acquisition-related costs are no longer expensed, but are capitalized as incurred, as the properties we acquire are considered assets rather than businesses under the new standard. As a result, acquisition-related costs for properties that meet the definition of an asset rather than a business will no longer be an adjustment, effective January 1, 2017. Company-defined FFO may not be a complete indicator of our operating performance, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.
MFFO. As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets, but includes organization costs. Similar to Company-defined FFO, MFFO excludes acquisition-related costs. MFFO also excludes straight-line rent and amortization of above- and below-market leases. As described above, due to a new accounting standard that we adopted as of January 1, 2017, acquisition-related costs are no longer expensed, but are capitalized as incurred, as the properties we acquire are considered assets rather than businesses under the new standard. As a result, acquisition-related costs for properties that meet the definition of an asset rather than a business will no longer be an adjustment, effective January 1, 2017. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.
We have been in the acquisition phase of our life cycle. Management does not include historical acquisition-related costs in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. In addition, management does not include organization costs as those costs are also not expected to be incurred because we have commenced operations. We use FFO, Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe FFO, Company-defined FFO and MFFO facilitate a comparison to other REITs that have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO, Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO, Company-defined FFO and MFFO.
The following unaudited table presents a reconciliation of GAAP net loss to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from Inception (August 28, 2012) to September 30, 2017
(in thousands, except per share data)	2017	2016	2017	2016
GAAP net loss applicable to common stockholders	$(5,545)	$(18,102)	$(14,566)	$(53,765)	$(127,367)
GAAP net loss per common share	$(0.03)	$(0.13)	$(0.09)	$(0.42)	$(1.99)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss applicable to common stockholders	$(5,545)	$(18,102)	$(14,566)	$(53,765)	$(127,367)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	29,044	27,229	83,756	68,665	212,630
Our share of real estate-related depreciation and
amortization of unconsolidated joint ventures	736	601	1,975	1,871	7,113
Impairment of real estate property	—	2,326	—	2,326	2,672
Net gain on disposition of real estate properties	—	—	(131)	—	(1,560)
Net loss on sell down of joint venture ownership interest	—	—	—	64	64
NAREIT FFO applicable to common stockholders	$24,235	$12,054	$71,034	$19,161	$93,552
NAREIT FFO per common share	$0.14	$0.09	$0.42	$0.15	$1.46

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$24,235	$12,054	$71,034	$19,161	$93,552
Add Company-defined adjustments:
Acquisition costs	—	6,816	—	32,446	80,877
Our share of acquisition costs of unconsolidated
joint ventures	—	10	—	175	1,697
Organization costs	—	—	—	—	93
Company-defined FFO applicable to common stockholders	$24,235	$18,880	$71,034	$51,782	$176,219
Company-defined FFO per common share	$0.14	$0.14	$0.42	$0.41	$2.75

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO applicable to common stockholders	$24,235	$18,880	$71,034	$51,782	$176,219
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below
market leases	(2,853)	(3,779)	(9,278)	(9,208)	(27,899)
Our share of straight-line rent and amortization of above/
below market leases of unconsolidated joint ventures	(154)	(129)	(285)	(389)	(1,293)
Organization costs	—	—	—	—	(93)
MFFO applicable to common stockholders	$21,228	$14,972	$61,471	$42,185	$146,934
MFFO per common share	$0.12	$0.11	$0.37	$0.33	$2.30

Weighted-average shares outstanding	174,300	139,486	167,363	127,686	64,004
We believe that: (i) our FFO of $24.2 million, or $0.14 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $24.8 million, or $0.14 per share, for the three months ended September 30, 2017; (ii) our FFO of $71.0 million, or $0.42 per share, as compared to the gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $71.5 million, or $0.43 per share, for the nine months ended September 30, 2017; and (iii) our FFO of $93.6 million, or $1.46 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $174.8 million, or $2.04 per share, for the period from Inception

(August 28, 2012) to September 30, 2017, are not indicative of future performance as we have been in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include, and will continue to include, cash flows generated from operating activities, net proceeds from the sale of common stock pursuant to our distribution reinvestment plan, funds provided by debt financings and refinancings, and net proceeds from asset sales. Our principal uses of funds are, and will continue to be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. We terminated the primary portion of the Offering on June 30, 2017, and accordingly, net proceeds from the Offering will no longer be a primary source of capital for meeting our cash needs, as we have fully deployed the net proceeds from the sale of primary shares in the Offering. Refer to “Note 9 to the Condensed Consolidated Financial Statements” for further detail. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity and capital requirements.
Now that the net proceeds from the primary portion of the Offering have been fully deployed, we will no longer have priority over another non-traded, public REIT, Black Creek Industrial REIT IV Inc. (“BCI IV”), which is sponsored by an affiliate of our Sponsor, with regard to the acquisition of industrial properties. Rather, we and other investment vehicles sponsored by affiliates of the Advisor and the Sponsor with capital available to invest will have access to industrial property investment opportunities on a rotational basis that the Sponsor determines to be fair and reasonable to the applicable vehicles. The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf.
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Total cash provided by (used in):
Operating activities	$65,553	$26,443
Investing activities	(294,316)	(1,071,601)
Financing activities	251,036	1,052,210
Net increase in cash	$22,273	$7,052
Cash provided by operating activities during the nine months ended September 30, 2017 increased by approximately $39.1 million as compared to the same period in 2016, primarily as a result of continued growth in our property operations. Cash used in investing activities during the nine months ended September 30, 2017 decreased by approximately $777.3 million as compared to the same period in 2016, primarily due to a net decrease in our acquisition activity in the amount of $834.2 million, partially offset by net proceeds from the sale of a portion of our interest in the BTC I Partnership in the first quarter of 2016 of $57.2 million, as well as by net proceeds from the disposition of real estate properties in the first quarter of 2017 of $15.4 million. Cash provided by financing activities during the nine months ended September 30, 2017 decreased by approximately $801.2 million as compared to the same period in 2016, primarily due to a decrease in our net borrowing activity of $552.3 million, as well as a decrease in our equity raised of $228.3 million as a result of the termination of the primary portion of our offering.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of September 30, 2017, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had: (i) approximately $236.0 million outstanding under our line of credit with a weighted average effective interest rate of 2.47%, which includes the effect of the interest rate swap agreements related to $150.0 million in borrowings under our line of credit; and (ii) $500.0 million outstanding under our term loans with a weighted average effective interest rate of 2.64%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were $264.0 million and $209.2 million, respectively. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 7 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of September 30, 2017, we had property-level borrowings of approximately $722.9 million outstanding with a weighted-average remaining term of 6.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreement relating to our $97.0 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 7 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of September 30, 2017.
Offering Proceeds. As of September 30, 2017, aggregate gross proceeds raised from the Offering, including proceeds raised through our distribution reinvestment plan, were $1.8 billion ($1.6 billion net of direct selling costs).
Distributions. We intend to continue to make distributions on a quarterly basis. For the nine months ended September 30, 2017, 50.3% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 49.7% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, net proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the fourth quarter of 2017, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the fourth quarter of 2017 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Distributions for the fourth quarter of 2017 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than January 15, 2018.
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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
	Provided by		Proceeds		Proceeds from
	Operating		from Financing		Issuance of		Gross
($ in thousands)	Activities		Activities (1)		DRIP Shares (2)		Distributions (3)
2017
September 30	$12,592	50.7%	$—	—%	$12,234	49.3%	$24,826
June 30	11,979	50.2	—	—	11,868	49.8	23,847
March 31	11,397	49.9	—	—	11,447	50.1	22,844
Total	$35,968	50.3%	—	—%	$35,549	49.7%	$71,517

2016
December 31	$10,126	49.6%	$—	—%	$10,271	50.4%	$20,397
September 30	9,216	48.9	—	—	9,638	51.1	18,854
June 30	8,410	48.2	—	—	9,042	51.8	17,452
March 31	—	—	7,410	48.0	8,040	52.0	15,450
Total	$27,752	38.5%	$7,410	10.2%	$36,991	51.3%	$72,153

(1)	For the periods presented, all distributions provided by financing activities were funded from debt financings.

(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of the Offering.
Refer to “Note 9 to the Condensed Consolidated Financial Statements” for further detail on distributions.
Redemptions. For the nine months ended September 30, 2017 and 2016, we received eligible redemption requests related to approximately 1.4 million and 0.4 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $13.6 million, or an average price of $9.60 per share, and approximately $3.4 million, or an average price of $9.62 per share, respectively. We have repurchased shares of our common stock above the estimated NAV per share most recently determined as of the date of such redemptions and, accordingly, these repurchases have been dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter; and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program.”
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K. As of September 30, 2017, our critical accounting estimates have not changed from those described in our 2016 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2017, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of September 30, 2017, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, $350.0 million of borrowings under one of our term loans, and $722.9 million under our mortgage notes, which, in the aggregate, represented approximately 83.8% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2017, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.2 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2017. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2017, our consolidated variable interest rate debt consisted of $86.0 million of borrowings under our line of credit and our $150.0 million term loan, which represented approximately 16.2% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $236.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2017, would change our annual interest expense by approximately $0.3 million.
Derivative Instruments. As of September 30, 2017, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $597.0 million. See “Note 7 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO INVESTMENT IN OUR COMMON STOCK
The current price for our common stock offered pursuant to our distribution reinvestment plan is the most recently disclosed estimated NAV per share for such shares. The estimated NAV per share may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we liquidated or dissolved or the amount you would receive upon the sale of your shares.
The current price for our common stock offered pursuant to our distribution reinvestment plan is equal to the most recently disclosed estimated NAV per share. The estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm's length transaction, may not represent the value that our stockholders could realize upon a sale of the company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, such value may not be the equivalent of the disclosure of a market price by an open-ended real estate fund. Any methodologies used to determine an estimated NAV per share of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated NAV per share that is significantly different.

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

Because affiliates of the Sponsor and the Advisor currently sponsor and in the future may advise other investment vehicles (each, an “Investment Vehicle”) with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to industrial real estate investment opportunities (“Industrial Investments”). In order to manage this potential conflict of interest, in allocating Industrial Investments among the Investment Vehicles, the Sponsor follows an allocation policy (the “Allocation Policy”) which currently provides that if the Sponsor or one of its affiliates is awarded and controls an Industrial Investment that is suitable for more than one Investment Vehicle, based upon various Allocation Factors (defined below), including without limitation availability of capital, portfolio objectives, diversification goals, target investment markets, return requirements, investment timing and the Investment Vehicle’s applicable approval discretion and timing, then the Industrial Investment will be allocated to Investment Vehicles on a rotational basis and will be allocated to the Investment Vehicle at the top of the rotation list (that is, the Investment Vehicle that has gone the longest without being allocated an Industrial Investment). If an Investment Vehicle on the list declines the Industrial Investment, it will be rotated to the bottom of the rotation list. Exceptions may be made to the Allocation Policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), (y) characteristics of a particular Industrial Investment or Investment Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation Factors listed below, which make the Industrial Investment more advantageous to one of the Investment Vehicles. In addition, the Sponsor may from time to time specify that it will not seek new allocations for more than one Investment Vehicle at a time until certain minimum allocation levels are reached.
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments. The only currently existing Special Priority has been granted to our second build-to-core fund (“BTC II”), pursuant to which BTC II will be presented with the following Industrial Investment (subject to the terms and conditions of the BTC II partnership agreement):

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
“Allocation Factors” are those factors that the Sponsor maintains and updates from time to time based on review by the Sponsor’s Head of Real Estate. Current examples of Allocation Factors include:

•	Overall investment objectives, strategy and criteria, including product type and style of investing (for example, core, core plus, value-add and opportunistic);

•	The general real property sector or debt investment allocation targets of each program and any targeted geographic concentration;

•	The cash requirements of each program;

•	The strategic proximity of the Industrial Investment to other assets;

•	The effect of the acquisition on diversification of investments, including by type of property, geographic area, customers, size and risk;

•	The policy of each program relating to leverage of investments;

•	The effect of the acquisition on loan maturity profile;

•	The effect on lease expiration profile;

•	Customer concentration;

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

•	The financial attributes of the Industrial Investment;

•	Availability of financing;

•	Cost of capital;

•	Ability to service any debt associated with the Industrial Investment;

•	Risk return profiles;

•	Targeted distribution rates;

•	Anticipated future pipeline of suitable investments;

•	Expected holding period of the Industrial Investment and the applicable entity’s remaining term;

•	Whether the applicable entity still is in its fundraising and acquisition stage, or has substantially invested the proceeds from its fundraising stage;

•	Whether the applicable entity was formed for the purpose of making a particular type of investment;

•	Affiliate and/or related party considerations;

•	The anticipated cash flow of the applicable entity and the asset;

•	Tax effects of the acquisition, including on REIT or partnership qualifications;

•	The size of the Industrial Investment; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.
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
On November 4, 2015, Industrial Income Trust Inc. (“IIT”) completed its merger with and into Western Logistics LLC and Western Logistics II LLC. Concurrently with the closing of the merger, IIT transferred 11 properties that were in the lease up stage or under development to the DC Industrial Liquidating Trust (the “Liquidating Trust”), the beneficial interests in which were distributed to then-current IIT stockholders. The Liquidating Trust intends to sell such excluded properties. An affiliate of the Advisor entered into a management services agreement with the Liquidating Trust to provide asset management, development and construction, and operating oversight services for each excluded property, to assist in the sale of the excluded properties and to provide administrative services to the Liquidating Trust and its subsidiaries. The management services agreement will continue in force throughout the duration of the existence of the Liquidating Trust and will terminate as of the date of termination of the Liquidating Trust. The affiliate of the Advisor will not provide advisory services with respect to acquisitions under the management services agreement, but because lease management services will be provided under the management services agreement, the Advisor may face a conflict of interest when evaluating customer leasing opportunities for our properties and properties owned by the Liquidating Trust, which could negatively impact our ability to attract and retain customers.
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

The table below summarizes the gross offering proceeds raised; the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities; and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to September 30, 2017
Gross offering proceeds	$1,764,425

Sales commissions (1)	82,248
Dealer manager fees (1)	38,685
Offering costs	33,572
Total direct selling costs paid from offering proceeds (2)	$154,505

Offering proceeds, net of direct selling costs	$1,609,920

(1)
The sales commissions and dealer manager fees were payable to the Dealer Manager. A substantial portion of the commissions and fees were reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.

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

From January 15, 2014, through September 30, 2017, we had acquired, either directly or through our joint ventures, 281 buildings comprised of approximately 46.4 million square feet for an aggregate total purchase price of approximately $3.4 billion, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs.
As of September 30, 2017, we had paid $27.1 million in acquisition-related costs to non-related parties. Refer to “Note 11 to the Condensed Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates. We used $36,000 of net proceeds from primary shares sold in the Offering to fund distributions for the initial quarter for which we declared distributions and for the fourth quarter of 2013. The initial quarter commenced on September 6, 2013, which was the date that we met the minimum offering requirements in connection with the Offering, and ended on September 30, 2013.
As of September 30, 2017, all proceeds from the primary portion of the Offering had been deployed.
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

Since we are no longer engaged in a public offering of primary shares, the redemption price will continue to be calculated in accordance with the above table (subject to the limitations and exceptions described herein); provided, that, if the redemption price calculated in accordance with the above table would result in a price that is higher than the estimated NAV per share of our common stock most recently disclosed by us in a public filing with the SEC, then the redemption price will be equal to the estimated NAV per share most recently disclosed by us in a public filing with the SEC, which presently is $9.74 per share.
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
For the nine months ended September 30, 2017 and 2016, we received eligible redemption requests related to approximately 1.4 million and 0.4 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $13.6 million, or an average price of $9.60 per share, and approximately $3.4 million or an average price of $9.62 per share, respectively.
The table below summarizes the redemption activity for the three months ended September 30, 2017:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Redeemed as Part of	Shares That May Yet Be
	of Shares	Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Redeemed	per Share	Plans or Programs	Plans or Programs (1)
July 31, 2017	—	$—	—	—
August 31, 2017	—	—	—	—
September 30, 2017	649,289	9.58	649,289	—
Total	649,289	$9.58	649,289	—

(1)	We limit the number of shares that may be redeemed quarterly under the program as described above.

ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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

10.46*
Fifth Amended and Restated Advisory Agreement, dated as of August 12, 2017, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC.

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

10.50
Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated as of May 19, 2017, by and among IPT BTC II GP LLC, IPT BTC II LP LLC, Industrial Property Advisors Sub IV LLC, BCG BTC II Investors LLC, bcIMC (WCBAF) Realpool Global Investment Corporation, bcIMC (College) US Realty Inc., bcIMC (Municipal) US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., bcIMC (Hydro) US Realty Inc., and QuadReal US Holdings Inc. Incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.

10.51
Agreement, dated as of May 19, 2017, by and among IPT BTC II GP LLC and Industrial Property Advisors Sub III LLC. Incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

November 9, 2017	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

November 9, 2017	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)