Form 10-K
period 2017-12-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2018-03-09
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
Common Stock, $0.01 Par Value
(Title of Each Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☒	(do not check if a smaller reporting company)		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 cannot be calculated because no established market exists for the registrant’s common stock.
As of March 1, 2018, there were 105,402,693 shares of the registrant’s Class A common stock and 70,367,399 shares of the registrant’s Class T common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2018.

INDUSTRIAL PROPERTY TRUST INC.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to locate and make investments in accordance with our business strategy;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), Industrial Property Advisors LLC (the “Advisor”), and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to continue to qualify as a REIT.
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

ii

PART I

ITEM 1.     BUSINESS
The Company
Industrial Property Trust Inc. is a Maryland corporation formed on August 28, 2012 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. As used herein, the terms “Industrial Property Trust,” “IPT,” the “Company,” “we,” “our,” or “us” refer to Industrial Property Trust Inc. and its consolidated subsidiaries, except where otherwise indicated.
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
On June 30, 2017, we terminated the primary portion of the Offering. We are continuing to offer and sell shares of our common stock pursuant to our distribution reinvestment plan at a price equal to our most recently determined estimated net asset value (“NAV”) per share. We may terminate our distribution reinvestment plan offering at any time.
On December 14, 2017, our board of directors unanimously approved an estimated NAV of our common stock of $11.11 per share based on the number of shares issued and outstanding as of November 30, 2017. The estimated NAV per share was determined in accordance with our valuation policy, utilizing certain guidelines applicable to non-traded REITs. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share” for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated NAV per share. Accordingly, starting with distributions declared for the fourth quarter of 2017, which were paid in January 2018, participants in our distribution reinvestment plan will have their distributions reinvested in shares of the same class as the shares on which the distributions are made at a price equal to the most recently determined estimated NAV of $11.11 per share.
As of December 31, 2017, we had raised gross proceeds of approximately $1.8 billion from the sale of 176.8 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. See “Note 11 to the Consolidated Financial Statements” for information concerning the Offering.
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
We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the fifth amended and restated advisory agreement, dated August 12, 2017, by and among us, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends on August 12, 2018, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from the Offering, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

As of December 31, 2017, we owned and managed, either directly or through our minority ownership interest in our joint ventures, a real estate portfolio that included 278 industrial buildings totaling approximately 46.5 million square feet located in 26 markets throughout the U.S., with 493 customers, and was 88.4% occupied (90.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2017:

•	259 industrial buildings totaling approximately 42.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 96.2% occupied (96.5% leased).

•
19 industrial buildings totaling approximately 4.2 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90.0% occupancy.

See Item 2, “Properties,” for information on our acquisition activity for the year ended December 31, 2017.
We currently operate as one reportable segment comprised of industrial real estate. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” for further details concerning our operating results and Item 2, “Properties,” for further details concerning our portfolio.
Investment Objectives
Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions

•	Providing current income to our stockholders in the form of regular distributions

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity event
There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.
Investment Strategy
We terminated the primary portion of the Offering on June 30, 2017, and we have fully deployed the net proceeds from our public offerings. However, we will use cash flows generated from our operating activities, proceeds from shares issued pursuant to our distribution reinvestment plan and proceeds from debt financings for select future acquisitions and the completion of certain development projects of high-quality distribution warehouses and other industrial properties. Our investment activities include the acquisition, development and/or financing of income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean investment grade, and it is anticipated that much of our portfolio will be comprised of non-investment grade customers. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market and economic information that is generally publicly available.
The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the Offering in other types of commercial property or real estate-related debt. As of December 31, 2017, our portfolio was comprised entirely of industrial properties (see Item 2, “Properties,” for further detail).
Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by the Advisor and our board of directors. Real estate assets in which we may invest may be acquired or developed either directly by us or through joint ventures or other co-ownership arrangements with affiliated or unaffiliated third parties, and may include: equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. Subject to the 25% limitation described above, we may invest in any of these asset classes, including those that present greater risk than industrial. The BTC I Partnership, as defined in “Note 6 to the

Consolidated Financial Statements,” invests in an industrial real estate portfolio targeted to be comprised of approximately (i) 80.0% development investments, and (ii) 20.0% core and value-add investments, and the BTC II Partnership, as defined in “Note 6 to the Consolidated Financial Statements,” invests in an industrial real estate portfolio targeted to be comprised of approximately (i) 70.0% development investments, and (ii) 30.0% core and value-add investments.
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
Financing Objectives
We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. While a large percentage of our debt financings may typically be comprised of long-term, fixed rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. We have sourced, and may continue to source, institutional or other capital through joint ventures or other co-partnerships to help diversify risk associated with development and value-add opportunities. See Item 1A, “Risk Factors—Risks Related to Debt Financing” for further detail.
Competition
The market for the acquisition of industrial real estate is highly competitive. We compete for real property investments with other REITs and institutional investors, such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, including certain other entities sponsored or advised by affiliates of the Sponsor, including Black Creek Industrial REIT IV Inc. (“BCI IV”) and Black Creek Diversified Property Fund Inc. (“DPF”), some of which have greater financial resources than we do and generally may be able to accept more risk, including risks relating to the creditworthiness of potential customers, the breadth of the markets in which to invest, or the level of leverage they are willing to take on. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital or greater operating efficiencies associated with a larger platform.
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
Significant Customers
We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2017, there were no customers that individually represented more than 5.0% of total annualized base rent, and our 10 largest customers represented approximately 15.6% of total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties). We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.
Conflicts of Interest
We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities currently sponsored by or that in the future may be advised by affiliates of the Sponsor, and those in which Sponsor-affiliated or related entities own interests, may compete with us or may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. See Item 1A,

“Risk Factors—Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.
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
There is no public trading market for the shares of our common stock; therefore, it will be difficult for our stockholders to sell their shares of common stock.
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
We are required to pay substantial compensation to the Advisor and its affiliates or related parties, which may be increased or decreased by a majority of our board of directors, including a majority of the independent directors.
Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we are required to pay to the Advisor and its affiliates or related parties may increase or decrease if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.
Stockholders have experienced dilution in the net tangible book value of their shares of our common stock equal to the offering costs associated with their shares.
Stockholders who purchased shares of our common stock in our public offering incurred immediate dilution equal to the costs of the offering associated with the sale of their shares. This means that investors who purchased our shares of common stock paid a price per share that exceeded the amount available to us to purchase assets and therefore, the value of these assets upon purchase.
We have disclosed an estimated net asset value per share of our common stock and anticipate that we will continue to disclose a new estimated NAV per share on an annual basis. Although the recently disclosed estimated NAV per share is higher than the purchase price paid by stockholders in our public offering, it is possible that the purchase price stockholders paid for shares of our common stock in our public offering may be higher than an estimated NAV per share that we disclose in the future. Any estimated NAV per share may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved in the amount our stockholders would receive upon the sale of their shares in the secondary market.
Pursuant to various rules or contractual arrangements, we may from time to time disclose a per share estimated NAV per share. The estimated NAV per share as of November 30, 2017 and any estimated NAV per share that we disclose in the future is likely to differ from the price that a stockholder would receive upon a resale of his or her shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) under the current Financial Industry Regulatory Authority (“FINRA”) rules, such values are not required to reflect or be derived from, the fair market value of our assets and estimates may include sales commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) such values do not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (iv) such values do not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

The estimated NAV per share as of November 30, 2017 and any estimated NAV per share that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that stockholders could realize upon a sale of the Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, the estimated NAV per share as of November 30, 2017 and any estimated NAV per share that we disclose in the future may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.
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
Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death or disability. Further, our share redemption program caps the redemption price at the estimated NAV per share most recently disclosed by us. As described above, the estimated NAV per share of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.
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
We may have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees by the Advisor or from expense support provided by the Advisor, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment by creating future liabilities, reducing the return on their investment or otherwise.
We have not generated, and from time to time, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. Therefore, particularly in the earlier part of the primary offering, we have funded and may continue to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, and proceeds from the sales of assets. In addition to the sources described above, distributions were also paid from net proceeds from primary shares sold in the Offering, however, as we terminated the primary portion of the Offering on June 30, 2017, this will no longer be a source from which distributions are paid. However, there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. We have relied on and expect to continue to rely on cash resulting from expense support from the Advisor to help fund our distributions, pursuant to the Third Amended and Restated Waiver and Expense Support Agreement (the “Expense Support Agreement”) that is described in “Note 14 to the Consolidated Financial Statements.” The Expense Support Agreement has an effective term through June 30, 2018, but may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ written notice to the Advisor. Upon the earlier of the termination or expiration of the Expense Support Agreement or upon reaching the maximum support amount of $30.0 million as further described in the Expense Support Agreement, the Advisor will not be obligated to waive or defer fees or otherwise support our distributions, which could adversely impact our ability to pay distributions. In addition, the Advisor’s obligations will cease when the aggregate amount of the payments under the Expense Support Agreement, when added to all amounts deferred or paid by the Advisor prior to August 14, 2015 under the prior versions of the Expense Support Agreement that were in effect prior to August 14, 2015 (approximately $5.4 million), exceed $30.0 million. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by us of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement, (iii) our completion of a liquidity event or (iv) the time the Advisor has deferred, waived or paid the maximum support amount. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending June 30, 2018 will remain operative and in full force and effect through the end of such quarter. To the extent the Expense Support Agreement is no longer available, we may need to borrow additional money under our debt financings to support distributions at our current distribution rate. For the year ended December 31, 2017, 50.5% of our total distributions were funded from operating activities, as determined on a GAAP basis, and 49.5% were funded with proceeds from the issuance of shares under our distribution reinvestment plan, as so elected by certain stockholders. Further, for the period from Inception (August 28, 2012) to December 31, 2017, our total distributions declared exceeded our Funds from Operations (“FFO”). Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of FFO, as well as a detailed reconciliation of our net loss to FFO.
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
RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE
We have incurred net losses and accumulated deficits on a GAAP basis for the years ended December 31, 2017 and 2016.
For the years ended December 31, 2017 and 2016, we have incurred net losses, on a GAAP basis, of approximately $18.2 million and $63.3 million, respectively. In addition, we had accumulated deficit balances, on a GAAP basis, of approximately $320.9 million and $212.8 million, respectively, as December 31, 2017 and 2016. Our net losses and the related accumulated deficit balances can be attributed, in part, to real estate-related depreciation and amortization and interest expense, as well as acquisition-related expenses that were incurred during 2016. We may incur net losses and accumulated deficits in the future. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.
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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by significantly changing the concept of operating lease accounting. As a result, a leased asset and obligation will be recorded on the customer’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact how companies account for and report leasing arrangements. In order to mitigate the effect of the new lease accounting standards, customers may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Customers also may reassess their lease-versus-buy strategies. This could result in greater renewal risks, delays in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to early adopt the standard when it becomes effective for the Company, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the new standard. Our initial analysis of our lease contracts indicates that the adoption of this standard will not have a material effect on our consolidated financial statements; however, we are still in the process of evaluating the impact of ASU 2016-02.
Our investments are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S., and our business could be adversely affected by an economic downturn in that sector or in those geographic areas.
Our investments are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector, such as downturns that may result from economic uncertainty with respect to imports, exports and international trade, or changes to certain trade agreements, to a greater extent than if our business activities included investing a more significant portion of the net proceeds of our public offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.
The geographic concentration of our properties in certain markets makes our business vulnerable to adverse conditions in those markets.
Because of the geographic concentration of certain of our properties, we may be vulnerable to adverse conditions, including general economic conditions, increased competition, real estate conditions, terrorist attacks, potential impacts from labor disputes at California or other ports, earthquakes and wildfires, and other natural disasters occurring in such markets. As of December 31, 2017, there were no markets that represented 10% or more of our total annualized base rent. In addition, we cannot assure our stockholders that the markets in which our properties are located will continue to grow or remain favorable to the industrial real estate industry.
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
If these disruptions in the capital and credit markets should occur again as a result of, among other factors, uncertainty, changing regulations, changes in certain trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.
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
Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. For example, certain actions by the joint venture partnership may require joint approval of our affiliated partners, on the one hand, and our joint venture partner, on the other hand. An impasse among the partners could result in a “deadlock event,” which could trigger a buy-sell mechanism under the partnership agreement and, under certain circumstances, could lead to a liquidation of all or a portion of the partnership’s portfolio. In such circumstances, we may also be subject to the 100% penalty tax on “prohibited transactions.” It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-customer is an affiliate of the Advisor, certain conflicts of interest will exist.
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
We compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract customers to properties we already own, including with entities sponsored or advised by affiliates of the Sponsor. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.
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
Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to customers, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: (i) if we plan to vacate a given unit in order to change or adapt an asset’s mix of customers, the customer could remain in that unit by filing a lease renewal action and interfere with our strategy; and (ii) if we desire to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect our cash flow and our operating results.
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
For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provides for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting; (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities; and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we and our subsidiaries generally rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives-clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.

In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect the value of our stockholders’ investments.
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
If a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from our public offering have been used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and customer refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain customers to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.
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
We have agreements with certain derivative counterparties that contain provisions, subject to certain thresholds, whereby if we default on certain indebtedness, including (in certain cases) default where repayment of the indebtedness has not been accelerated by the lender, then we could be declared in default on certain derivative obligations. If we are declared in default under the terms of a derivative contract, the counterparty may have the right to terminate certain outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost at that time. As of December 31, 2017, the fair value of our derivatives, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was an asset of approximately $16.9 million, which also represents an approximation of the termination costs, excluding transaction costs or credit charges, that we could have reasonably expected to incur in order to settle our obligations under these contracts had we been in default as of such date.
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
All of the Advisor’s management personnel, other personnel, affiliates and related parties may also provide services to other Sponsor affiliated entities and related parties. We are not able to estimate the amount of time that such management personnel, other personnel, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other personnel, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. Accordingly, there is a risk that the Advisor’s affiliates and related parties may not devote adequate time to our business activities and the Advisor may not be able to hire adequate additional personnel.
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
Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to Black Creek Property Management Company LLC (the “Property Manager”) would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, the Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Dealer Manager is paid an annual distribution fee with respect to Class T shares until the earliest to occur of several events, including; (i) a listing of shares of our common stock on a national securities exchange; and (ii) such Class T shares no longer being outstanding, which could incentivize the Advisor not to recommend a sale, merger or other liquidity event until the Dealer Manager has been paid all distribution fees, because the completion of such transactions would cause the Dealer Manager to no longer be paid such fees. The Advisor or its affiliates or related parties may receive various fees for providing services to any joint venture in which we invest, including but not limited to an asset management fee, with respect to the proportionate interest in the properties held by our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates or related parties, other Sponsor affiliated entities and related parties and other business ventures could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay them distributions or result in a decline in the value of their investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.
The time and resources that Sponsor affiliated entities and related parties devote to us may be diverted and we may face additional competition due to the fact that Sponsor affiliated entities and related parties are not prohibited from raising money for another entity that makes the same types of investments that we target.
Sponsor affiliated entities and related parties are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate public offerings for two other entities sponsored or advised by affiliates of the Sponsor. In addition, we may compete with other entities sponsored or advised by affiliates of the Sponsor for the same investors and investment opportunities.
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
Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, John A. Blumberg, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Scott W. Recknor, Gary M. Reiff, Jeffrey W. Taylor, Peter M. Vanderburg, J.R. Wetzel, Joshua J. Widoff, Brian C. Wilkinson and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.
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
We will compete with entities sponsored or advised by affiliates of the Sponsor, whether existing or created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as these entities are buying, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services.
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

Because affiliates of the Sponsor and the Advisor currently sponsor and in the future may advise other investment vehicles (each, an “Investment Vehicle”) with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to industrial real estate investment opportunities (“Industrial Investments”). In order to manage this potential conflict of interest, in allocating Industrial Investments among the Investment Vehicles, the Sponsor follows an allocation policy (the “Allocation Policy”) which currently provides that if the Sponsor or one of its affiliates is awarded and controls an Industrial Investment that is suitable for more than one Investment Vehicle, based upon various Allocation Factors (defined below), including without limitation availability of capital, portfolio objectives, diversification goals, target investment markets, return requirements, investment timing and the Investment Vehicle’s applicable approval discretion and timing, then the Industrial Investment will be allocated to Investment Vehicles on a rotational basis and will be offered to the Investment Vehicle at the top of the rotation list (that is, the Investment Vehicle that has gone the longest without being allocated an Industrial Investment). If an Investment Vehicle on the list declines the Industrial Investment, it will be rotated to the bottom of the rotation list. Exceptions may be made to the Allocation Policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or (y) characteristics of a particular Industrial Investment or Investment Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation Factors listed below, which make the Industrial Investment more advantageous to one of the Investment Vehicles. In addition, the Sponsor may from time to time specify that it will not seek new allocations for more than one Investment Vehicle until certain minimum allocation levels are reached.
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. The only currently existing Special Priority has been granted to our second build-to-core fund (“BTC II”), pursuant to which BTC II will be presented with the following Industrial Investments (subject to the terms and conditions of the BTC II partnership agreement):

•	BTC II will have the first option to pursue all potential development investments prior to March 31, 2018, and thereafter one out of every three potential development investments.
The Special Priority granted to BTC II will terminate on the earlier to occur of certain events described in the BTC II partnership agreement, such that it will terminate by or before May 2021. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
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

•	The financial attributes of the investment opportunity;

•	Availability of financing;

•	Cost of capital;

•	Ability to service any debt associated with the investment opportunity;

•	Risk return profiles;

•	Targeted distribution rates;

•	Anticipated future pipeline of suitable investments;

•	Expected holding period of the investment opportunity and the applicable entity’s remaining term;

•	Whether the applicable entity still is in its fundraising and acquisition stage, or has substantially invested the proceeds from its fundraising stage;

•	Whether the applicable entity was formed for the purpose of making a particular type of investment;

•	Affiliate and/or related party considerations;

•	The anticipated cash flow of the applicable entity and the asset;

•	Tax effects of the acquisition, including on REIT or partnership qualifications;

•	The size of the investment opportunity; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.
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
We have operated and have elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. Although we do not intend to request a ruling from the Internal Revenue Service (the “IRS”), as to our REIT status, we have received the opinion of our counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with the public offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification. We have not requested a ruling from the IRS as to our REIT status.
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
The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20.0% plus a 3.8% “Medicare tax” surcharge. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient on ordinary income (rather than the 20.0% preferential rate), and are also subject to the 3.8% Medicare tax provided however, that all such distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary), which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income under the new tax laws effective January 1, 2018. This eligibility for a 20% deduction will expire as of 2025. Although this tax rate does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and, effective as of January 1, 2018, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, or generally, must have “reasonable cause” for the failure and pay a penalty, in addition to satisfying such requirements. As a result, we may be required to liquidate otherwise attractive investments.
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
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities, including, without limitation, the recently enacted tax reform effective January 1, 2018. Additional changes to tax laws may continue to occur in the future and may take effect retroactively, and there can be no assurance that any such changes will not adversely affect how we are taxed or the taxation of our stockholders. There is a substantial lack of clarity around the likelihood, timing and details of any such additional tax reform. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT.
A foreign person (other than a “qualified foreign pension plan”) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor (other than a “qualified foreign pension plan”) on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. We are not currently traded on an established securities market.
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
The Tax Cuts and Jobs Act, which made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders, was signed into law on December 22, 2017 and the precise application of all facets of the legislation is unclear. In addition, as a result of these changes, we may be limited in our ability to deduct interest expense, or be required to spread depreciation deductions over longer periods of time and we may be limited in our ability to utilize losses incurred in earlier years to offset income generated in subsequent years.
The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%. There are only minor changes to the tax rules applicable to REITs (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Code. Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time.
In addition, per the Tax Cuts and Jobs Act, the amount of business interest expense that we may deduct may be limited to the sum of 30% of our adjusted taxable income for the tax year and our business interest income for the tax year. Business interest expense generally is interest paid or accrued with respect to indebtedness allocable to a trade or business. It does not include investment interest. Adjusted taxable income generally means taxable income from trade or business activities before any deductions for interest, net operating losses, or the new deduction for pass-through business income provided for in the Tax Cuts and Jobs Act. In taxable years beginning before January 1, 2022, adjusted taxable income is also computed before deducting depreciation and amortization expense. Interest expense that is disallowed may be carried forward indefinitely. Businesses with average annual gross receipts of $25 million or less (determined by taking into account businesses operated by certain affiliated entities) are exempt from this limitation. A real property trade or business may elect to not be subject to this limit. A real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. An electing real property trade or business must use longer alternative depreciation system periods prospectively for all real estate, including real estate acquired prior to the election. We have not yet determined whether the new limitation will affect us or any of our subsidiaries, or whether we and our subsidiaries are eligible to make and will make this election. Once made, this election is irrevocable. Further, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, a company’s ability to deduct net operating losses is generally limited to 80% of taxable income (prior to the application of the dividends paid deduction), which may limit our ability or the ability of our subsidiaries to derive tax benefits in a later year from losses incurred and carried forward from a prior year. Additionally, the Tax Cuts and Jobs Act reduced individual taxpayers’ ability to deduct state and local taxes, including property taxes further limited their ability to deduct mortgage interest expense, such that interest is only deductible with respect to up to a total of $750,000 of mortgages and the legislation does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages).  These changes may potentially (and negatively) affect the markets in which we may invest.
Stockholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, including their potential impact on stockholders’ investment in our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2017, we owned and managed, either directly or through our minority ownership interest in our joint ventures, a real estate portfolio that included 278 industrial buildings totaling approximately 46.5 million square feet located in 26 markets throughout the U.S., with 493 customers, and was 88.4% occupied (90.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2017:

•	259 industrial buildings totaling approximately 42.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 96.2% occupied (96.5% leased).

•
19 industrial buildings totaling approximately 4.2 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90.0% occupancy.

During 2017, we directly acquired 24 buildings comprising approximately 3.4 million square feet for an aggregate total purchase price of approximately $298.3 million. We funded these acquisitions with proceeds from the Offering, debt financings and net proceeds from asset sales. See “Note 3 to the Consolidated Financial Statements” for additional information regarding our acquisitions. Additionally, during 2017, we sold to third parties four industrial buildings aggregating 0.4 million square feet for net proceeds of approximately $15.8 million. See “Note 4 to the Consolidated Financial Statements” for additional information regarding our dispositions.
Included in the detail above, as of December 31, 2017, we owned and managed 43 buildings totaling approximately 9.0 million square feet of the total 46.5 million square feet (discussed above) through our joint ventures (as described in “Note 6 to the Consolidated Financial Statements”). During the year ended December 31, 2017, the joint ventures acquired 11 buildings comprising approximately 2.2 million square feet and completed the development of eight buildings comprising approximately 2.6 million square feet for an aggregate total purchase price of approximately $336.4 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs. Additionally, as of that date, the joint ventures had 10 buildings under construction totaling approximately 3.5 million square feet, and 12 buildings in the pre-construction phase for an additional 1.8 million square feet. Also, during 2017, we sold, through one of our joint ventures, three industrial buildings aggregating 0.1 million square feet for net proceeds of $6.7 million. See “Note 6 to the Consolidated Financial Statements” for additional information regarding our joint ventures.
From January 2014 through December 2017, we had acquired, either directly or through our minority ownership interest in our joint ventures, 290 buildings comprised of approximately 48.1 million square feet for an aggregate total purchase price of approximately $3.6 billion, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs, and have sold an aggregate of 12 buildings comprised of approximately 1.6 million square feet for net proceeds of approximately $76.7 million.
Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.
Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2017:

		Percent of Rentable Square Feet
Building Type	Description	Total (1)	Consolidated (2)
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	72.4%	70.9%
Light industrial	Building size of 75,000 to 150,000 square feet, single or multi-customer	26.2	28.1
Flex industrial	Includes assembly or research and development, primarily multi-customer	0.8	1.0
Freezer/Cooler	Food distribution, primarily single customer	0.6	—
		100.0%	100.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2017. Unconsolidated properties are those owned through our ownership interest in our joint ventures. Properties owned through joint venture partnerships are shown at 100%.

(2)	Represents only our consolidated properties.

Portfolio Overview and Market Diversification. As of December 31, 2017, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $4.51 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2017:

	Number of Buildings	Rentable Square Feet		Occupied Rate (2)(4)	Leased Rate (2)(4)	Annualized Base Rent (1)
($ and square feet in thousands)		Total (2)	Consolidated (3)			Total (2)		Consolidated (3)
Operating Properties:
Atlanta	28	3,973	3,144	92.1%	93.2%	$15,789	8.5%	$12,245	7.4%
Austin	6	518	76	95.6	95.6	3,074	1.7	500	0.3
Baltimore/D.C.	13	1,545	1,443	89.6	89.6	8,040	4.3	8,040	4.9
Central Valley	8	1,568	1,568	93.1	96.3	6,265	3.4	6,265	3.8
Charlotte	1	560	560	100.0	100.0	2,060	1.1	2,060	1.3
Chicago	15	3,314	3,314	98.3	98.3	15,590	8.4	15,590	9.5
Cincinnati	6	1,350	1,350	100.0	100.0	4,730	2.6	4,730	2.9
Dallas	14	3,336	1,919	100.0	100.0	13,965	7.5	8,411	5.1
Denver	4	753	753	100.0	100.0	3,536	1.9	3,536	2.1
Houston	22	2,601	2,182	96.9	96.9	13,744	7.4	11,877	7.2
Indianapolis	3	1,068	1,068	100.0	100.0	4,045	2.2	4,045	2.5
Las Vegas	1	382	382	100.0	100.0	1,796	1.0	1,796	1.1
Louisville	5	1,934	1,934	100.0	100.0	7,049	3.8	7,049	4.3
Memphis	7	2,602	2,602	100.0	100.0	7,285	3.9	7,285	4.4
Nashville	1	557	557	100.0	100.0	1,909	1.0	1,909	1.2
New Jersey	9	1,702	1,362	99.3	99.3	7,956	4.3	7,956	4.8
Pennsylvania	18	3,581	2,425	94.1	94.1	11,259	6.1	10,263	6.2
Phoenix	11	884	884	93.5	93.5	5,829	3.1	5,829	3.5
Portland	16	2,117	2,117	94.6	94.6	9,487	5.1	9,487	5.8
Salt Lake City	2	406	406	89.1	89.1	1,761	1.0	1,761	1.1
San Antonio	5	588	—	100.0	100.0	2,383	1.3	—	—
San Diego	5	232	158	78.7	78.7	1,460	0.8	1,110	0.7
San Francisco Bay Area	15	1,687	1,687	90.0	90.0	11,215	6.1	11,215	6.8
Seattle	20	1,294	1,294	100.0	100.0	8,405	4.5	8,405	5.1
South Florida	4	205	205	100.0	100.0	1,368	0.7	1,368	0.8
Southern California	20	3,590	2,366	94.7	95.7	14,196	7.7	11,810	7.2
Total Operating	259	42,347	35,756	96.2	96.5	184,196	99.4	164,542	100.0
Development and Value-Add Properties:
Atlanta	1	400	—	—	—	—	—	—	—
Baltimore/D.C.	2	194	194	—	—	—	—	—	—
Chicago	1	238	—	64.9	100.0	697	0.4	—	—
Dallas	3	1,051	1,051	—	6.0	—	—	—	—
Louisville (5)	1	256	256	—	—	60	—	60	—
New Jersey	3	565	—	8.1	100.0	356	0.2	—	—
Pennsylvania (6)	1	341	—	39.6	39.6	—	—	—	—
Southern California	7	1,100	203	—	11.0	—	—	—	—
Total Development and Value-Add	19	4,145	1,704	8.1	27.1	1,113	0.6	60	—
Total Portfolio	278	46,492	37,460	88.4%	90.3%	$185,309	100.0%	$164,602	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2017, multiplied by 12.

(2)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2017. Unconsolidated properties are those owned through our ownership interest in our joint ventures. Properties owned through joint venture partnerships are shown at 100%.

(3)	Represents only our consolidated properties.

(4)
The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

(5)	Annualized base rent related to revenues received from use of a parking lot on the property.

(6)	The in-place lease includes contractual free rent as of December 31, 2017.
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
Lease Expirations. As of December 31, 2017, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 4.4 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2017, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases (1)	Occupied Square Feet				Annualized Base Rent (3)
		Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
2018	82	2,878	7.0%	2,611	7.6%	$16,033	8.7%	$14,624	8.8%
2019	87	5,299	12.9	4,945	14.4	26,512	14.3	24,828	15.1
2020	78	5,129	12.5	4,617	13.4	23,066	12.4	20,598	12.5
2021	80	6,764	16.5	6,001	17.4	30,701	16.6	26,957	16.4
2022	89	7,098	17.3	5,696	16.6	30,069	16.2	25,186	15.3
2023	36	4,235	10.3	3,133	9.1	16,169	8.7	14,769	9.0
2024	22	1,747	4.2	1,484	4.3	9,112	4.9	7,668	4.7
2025	25	2,713	6.6	2,138	6.2	13,264	7.2	11,439	6.9
2026	12	2,898	7.1	2,435	7.1	11,949	6.4	10,301	6.3
2027	8	1,206	2.9	1,175	3.4	6,963	3.8	6,760	4.1
Thereafter	6	1,122	2.7	176	0.5	1,471	0.8	1,472	0.9
Total occupied	525	41,089	100.0%	34,411	100.0%	$185,309	100.0%	$164,602	100.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2017. Unconsolidated properties are those owned through our ownership interest in our joint ventures. Properties owned through joint venture partnerships are shown at 100%.

(2)	Represents only our consolidated properties.

(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2017, multiplied by 12.

Customer Diversification. As of December 31, 2017, there were no customers that individually represented more than 5.0% of total annualized base rent or total occupied square feet. The following table reflects our 10 largest customers, based on annualized base rent, which occupied a combined 6.9 million square feet as of December 31, 2017:

Customer	Percent of Total Annualized Base Rent (1)	Percent of Total Occupied Square Feet (1)
FedEx Corporation	2.6%	1.7%
Geodis Logistics LLC	2.4	2.9
Radial, Inc.	1.8	2.4
Victory Packaging	1.5	1.6
Haier US Appliance Solutions Inc	1.4	1.5
Ledvance LLC	1.2	1.3
Ascena Retail Group, Inc.	1.2	1.4
Amazon.com, LLC	1.2	1.4
Niagra Bottling, LLC	1.2	1.2
Atlanta Bonded Warehouse Corporation	1.1	1.3
Total	15.6%	16.7%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2017. Unconsolidated properties are those owned through our ownership interest in our joint ventures. Properties owned through joint venture partnerships are shown at 100%.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.
Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2017:

($ and square feet in thousands)	Number of Leases (1)	Annualized Base Rent (3)				Occupied Square Feet
		Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
Transportation / Logistics	60	$20,674	11.2%	$18,680	11.3%	4,706	11.5%	4,301	12.5%
Food & Beverage	42	16,443	8.9	13,193	8.0	3,191	7.7	2,583	7.5
Manufacturing	53	14,431	7.8	13,563	8.2	3,522	8.6	2,825	8.2
eCommerce / Fulfillment	13	11,794	6.4	11,794	7.2	3,898	9.5	3,034	8.8
Auto	28	10,419	5.6	7,813	4.7	2,561	6.2	1,675	4.9
Home Furnishings	24	9,840	5.3	9,258	5.6	2,324	5.6	2,175	6.3
Home Improvement	34	9,459	5.1	8,256	5.0	2,042	5.0	1,811	5.3
Specialty Retail	31	8,515	4.6	8,156	5.0	1,769	4.3	1,711	5.0
Packaging	13	7,606	4.1	7,606	4.6	1,843	4.5	1,708	5.0
Construction / Engineering	29	6,199	3.3	5,831	3.5	1,196	2.9	1,129	3.3
Other	198	69,929	37.7	60,452	36.9	14,037	34.2	11,459	33.2
Total	525	$185,309	100.0%	$164,602	100.0%	41,089	100.0%	34,411	100.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2017. Unconsolidated properties are those owned through our ownership interest in our joint ventures. Properties owned through joint venture partnerships are shown at 100%.

(2)	Represents only our consolidated properties

(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2017, multiplied by 12.
Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage note debt. As of December 31, 2017, we had approximately $1.5 billion of consolidated indebtedness with a weighted-average interest rate of 3.10%, which includes the effects of the interest rate swap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2017 was 4.6 years, excluding extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2017 was approximately $1.2 billion. See “Note 8 to the Consolidated Financial Statements” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.
ITEM 3.    LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.
ITEM 4.    MINE SAFETY DISCLOSURES
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
Estimated Net Asset Value Per Share
Overview
Based on the recommendation from the Valuation Committee, as described below, on December 14, 2017, our board of directors unanimously approved an estimated NAV of our common stock of $11.11 per share based on the number of shares issued and outstanding as of November 30, 2017. The estimated NAV per share was determined in accordance with our valuation policy, utilizing guidelines established by Investment Program Association Practice Guideline 2013-01 “—Valuation of Publicly Registered, Non-Listed REITs” issued April 29, 2013. It is currently anticipated that the estimated NAV per share will next be determined and disclosed no later than December 2018.
Process
Our valuation committee comprised of our independent directors (the “Valuation Committee”) acted as follows: (i) approved the engagement of a third party valuation firm to assist in the valuation of our assets and liabilities; (ii) oversaw the valuation process and methodologies used to determine the estimated NAV per share; (iii) reviewed the reasonableness of the estimated range of NAVs per share; and (iv) recommended the final proposed estimated NAV per share to our board of directors. The Valuation Committee approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent global valuation advisory and corporate finance consulting firm that specializes in providing real estate valuation services, to provide third party appraisals for each of our real estate properties, and to review various balance sheet items in order to produce a range of estimated NAVs per share of our common stock as of November 30, 2017. The final estimated NAV per share was ultimately and solely the decision of our board of directors. Duff & Phelps’ scope of work was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute and each of the appraisals was prepared by Duff & Phelps personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation. With the approval of the Valuation Committee, we previously engaged and compensated Duff & Phelps to assist us in the valuation of our real estate and other assets and liabilities in connection with our board of director’s determination of the estimated NAV per share of our common stock in August 2015 and December 2016. In addition, affiliates of our sponsor have engaged and compensated Duff & Phelps to provide third party appraisals of certain properties owned by other entities advised by the sponsor’s affiliates. Other than the engagements described herein, Duff &

Phelps does not have, and during the past two years Duff & Phelps has not had, any direct interests in any transaction with us, its sponsor or their respective affiliates.
From the start of its engagement through the issuance of its valuation report as of December 14, 2017, (the “Valuation Report”), Duff & Phelps held discussions with management, and conducted such appraisals, investigations, research, review and analyses as it deemed necessary. The Valuation Committee, upon its receipt and review of the Valuation Report, concluded that the range of between $10.70 and $11.47 per share for our estimated NAV as determined in the Valuation Report was reasonable, and recommended to our board of directors that it adopt $11.11 per share as the estimated NAV of our common stock, which value is the approximate midpoint of the range determined by Duff & Phelps in its Valuation Report. At a quarterly meeting of our board of directors held on December 14, 2017, our board of directors accepted the recommendation of the Valuation Committee and approved $11.11 per share as the estimated NAV of our common stock as of November 30, 2017.
Methodology
In preparing its Valuation Report, Duff & Phelps, among other things:

•	reviewed property level financial and operating information, requested from, or provided by, us;

•	reviewed and discussed with us the historical and anticipated future financial performance of our properties, including projections prepared by us;

•	conducted MAI appraisals which contained analyses on each of our real property assets and performed analyses and studies for each property;

•	performed physical inspections of approximately 27.8% of our real properties based on total square footage and approximately 28.2% of our real properties based on total estimated real property values;

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

As of November 30, 2017, the Company owned and managed, either directly or through its minority ownership interests in its joint ventures, a portfolio of 294 industrial properties comprised of approximately 45.7 million square feet located in 26 markets throughout the U.S. This portfolio included:

(square feet in thousands)	Number of Properties	Rentable Square Feet	% Leased
Consolidated portfolio (1):
Operating portfolio (2)	224	35,569	96.7%
Development and value-add portfolio (3)	11	1,891	7.4%
Land parcels (4)	3	N/A	N/A
Total consolidated portfolio	238	37,460	92.2%
Unconsolidated portfolio (5):
Operating portfolio (2)	30	5,889	96.2%
Development and value-add portfolio (3)	10	2,400	55.0%
Land parcels (4)	16	N/A	N/A
Total unconsolidated portfolio	56	8,289	84.2%
Total portfolio:
Operating portfolio (2)	254	41,458	96.6%
Development and value-add portfolio (3)	21	4,291	34.0%
Land parcels (4)	19	N/A	N/A
Total portfolio	294	45,749	90.7%

(1)	The consolidated portfolio reflects properties wholly-owned by the Company.

(2)	The operating portfolio includes stabilized properties.

(3)
The development and value-add portfolio includes properties acquired with the intention to reposition or redevelop, or buildings recently completed which had not yet reached stabilization. The Company generally considers a building to be stabilized on the earlier to occur of the first anniversary of a building's shell completion or a building achieving 90% occupancy.

(4)
Reflects the number of land parcels that are either: under construction, in the pre-construction phase, or undeveloped. For the under construction land parcels, the Company is building nine buildings totaling 3.3 million square feet. For the pre-construction phase land parcels, the Company is planning to build 13 buildings totaling 2.0 million square feet.

(5)	The unconsolidated portfolio reflects properties owned through the Company's minority ownership interest in its joint ventures.
As a result, for purposes of the Valuation Report, our real estate properties were classified into three categories: operating portfolio, development and value-add portfolio, and land parcels. Our board of directors considered the following valuation methodologies with respect to each category which were applied by Duff & Phelps and are summarized in its Valuation Report.
Valuation of Operating and Development and Value-Add Portfolios
Duff & Phelps provided appraised values of all of our real estate properties in the operating and development and value-add portfolio that were owned and managed as of November 30, 2017 using the income capitalization approach, and more specifically utilizing discounted cash flow analyses as the primary methodology. The sales comparison approach was applied as a secondary methodology.
The income capitalization approach is a valuation methodology that provides an estimation of the value of an asset based on market expectations about the cash flows that such asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows. The present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset, which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period, to arrive at an estimate of value.

The sales comparison approach is a valuation methodology that provides an estimation of value based on recent market prices in actual transactions and asking prices for assets. The valuation process is a comparison and correlation between the subject asset and other similar assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value of the subject asset.
The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our operating and development and value-add properties:

	Range of Rates	Weighted-Average Rates
Exit capitalization rate	4.75% to 7.75%	5.94%
Discount rate	5.25% to 8.50%	6.57%
Valuation of Land Parcels
As of November 30, 2017 we owned and managed, either directly or through our minority ownership interests ownership its joint ventures, 19 land parcels which were valued using the income capitalization approach, more specifically utilizing discounted cash flow analyses as the primary methodology, and/or the sales comparison approach described above.
Valuation of Cash, Other Assets and Other Liabilities
The fair value of cash and certain other tangible assets and liabilities, estimated as November 30, 2017, each approximated carrying or book value due to the liquid nature of such assets and the short-term nature of such liabilities.
Additionally, we pay distribution fees with respect to Class T shares only. The distribution fees are accrued upon the issuance of Class T shares and are payable monthly in arrears. Based on U.S. GAAP, we accrue for: (i) the monthly amount payable as of the balance sheet date; and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares outstanding as of the balance sheet date. We had estimated that approximately $16.6 million of distribution fees were potentially payable in the future with respect to the Class T shares outstanding as of November 30, 2017. We do not deduct the liability for estimated future distribution fees in the calculation of the estimated NAV because we intend the estimated NAV to reflect our estimated value as of the date the NAV is determined.
Valuation of Debt Obligations
As of November 30, 2017, our debt consisted of floating rate corporate debt, and fixed and floating rate mortgage debt, including floating rate mortgage debt incurred through our minority ownership interests in our joint ventures.
Floating rate mortgage loans and corporate debt facilities are reflected in the determination of estimated NAV based on GAAP book or carrying values, given that such borrowings can be prepaid by us and are not subject to significant prepayment penalties.
Fixed rate mortgage debt is reflected in the determination of estimated NAV based on the fair value (“mark-to-market” value) of such debt.

•
The estimate of the fair value of our long-term fixed rate debt was determined by comparing the current market interest rate to the contractual rate on each such debt instrument and discounting to present value the difference in future payments. The weighted-average effective interest rate, or discount rate, assumed for such fixed rate debt was 3.71% per annum compared to a weighted-average contractual rate of 3.34% per annum;

•
While we currently intend to retain our fixed-rate debt at least through the dates on which we are able to repay such debt without penalty, the estimate of the fair market value of our fixed-rate debt assumes such debt was theoretically replaced on November 30, 2017, thus resulting in a mark-to-market positive adjustment of $14.2 million, or $0.08 per share;

•
Duff & Phelps and we believe that the underlying long-term fixed rate debt assumptions reflect terms currently available to borrowers seeking terms similar to those of our existing long-term fixed rate debt instruments based on similar credit profiles.

As of November 30, 2017, we had $597.0 million of interest rate swaps in place with a weighted-average duration of 3.2 years, to effectively fix certain floating rate financings. The estimate of fair value of our interest rate swaps was determined using the market-standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments or receipts. The variable cash payments or receipts are based on an expectation of future interest rates derived from observable market interest rate curves. While we currently intend to retain our interest rate swaps through maturity, the estimate of the fair market value of our interest rate swaps assumes such swaps were theoretically terminated on November 30, 2017, thus resulting in a mark-to-market positive adjustment of $16.1 million, or $0.09 per share.
Other Valuation Adjustments
Incentive Fee Adjustments
Duff & Phelps reviewed whether the estimated NAV should be adjusted for estimated incentive payment amounts that might be payable to the Sponsor as the holder of special units in the Operating Partnership, equal to 15.0% of all distributions of net sales proceeds after our stockholders have received, in the aggregate, cumulative distributions from all sources equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax rate return thereon. Based on associated return thresholds, no adjustments were made assuming a hypothetical liquidation as of November 30, 2017, net of estimated costs, expenses, and other fees related to such hypothetical liquidation.
Estimated NAV Methodology and Considerations
The estimated NAV methodology determines our value by estimating the current market value of our assets, including the value of our real estate assets based on third-party appraisals; subtracting the book value of our debt; and adding or subtracting debt mark to market adjustments, interest rate hedge mark to market adjustments, and certain other assets and liabilities, each as described above. In addition, the estimated NAV methodology includes our pro rata share of certain assets and liabilities that we own or have incurred through our minority ownership interests in our joint ventures. The resulting amount, which is the estimated NAV of the portfolio as of November 30, 2017, was divided by 174,999,319, the number of shares of our common stock outstanding on that date to determine the estimated NAV per share.
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

•	certain third party transaction costs and expenses that would be paid to realize the enterprise value;

•	estimated disposition fees payable upon our liquidation;

•	services being provided by personnel of the Advisor under the Advisory Agreement and our potential ability to secure the services of a management team on a long-term basis; or

•	our shares could trade at a premium or discount to NAV if we were to list our shares of common stock on a national securities exchange.

Estimated Net Asset Value
The table below sets forth the material items included in the calculation of our estimated NAV per share as of November 30, 2017 and November 30, 2016. The final estimated NAV per share is at the approximate mid-point of the estimated range of NAVs per share determined in the Valuation Report:

	Estimated NAV
	As of November 30, 2017		As of November 30, 2016
	(in thousands)	(per share)	(in thousands)	(per share)
Net real estate values (1)	$3,525,511	$20.15	$2,909,562	$19.13
Cash, other assets and other liabilities, net	(36,795)	(0.21)	(35,805)	(0.24)
Debt obligations	(1,574,517)	(9.00)	(1,422,845)	(9.36)
Debt mark to market adjustments	30,204	0.17	29,813	0.20
Incentive fee adjustments	—	—	—	—
Estimated net asset value	$1,944,403	$11.11	$1,480,725	$9.74
Shares of common stock outstanding	174,999		152,070

(1)
The total portfolio consisted of 294 industrial properties totaling 45.7 million square feet and 270 industrial properties totaling 42.7 million square feet as of November 30, 2017 and November 30, 2016, respectively.

The original gross purchase price of our real properties, including our pro rata portion of the purchase price with respect to our investments in unconsolidated affiliates, in the aggregate, including post-acquisition capital investments, was approximately $3.1 billion.
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

	Increase (Decrease) to the Estimated NAV due to:
	Decrease of 25 basis points (In Thousands)	Decrease of 25 basis points (Per Share)	Increase of 25 basis points (In Thousands)	Increase of 25 basis points (Per Share)
Exit capitalization rates	$98,430	$0.56	$(90,985)	$(0.52)
Discount rates	$73,033	$0.42	$(71,224)	$(0.41)
Limitations of Estimated NAV Per Share
The estimated NAV per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated NAV per share is not a representation, warranty or guarantee that: (i) a stockholder would be able to realize the estimated NAV per share if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated NAV per share on a national securities exchange; (iv) a third party would offer the estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to determine the estimated NAV per share would be acceptable to FINRA. In addition, we can make no claims as to whether the estimated NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.
Further, the estimated NAV per share was calculated as of a moment in time, and the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, acquisitions of additional assets, changes in the real estate and capital markets, sales of assets and the payment of disposition fees and expenses in connection therewith, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our distribution level relative to earnings. As a result, stockholders should not rely on the estimated NAV per share as being an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in our distribution reinvestment plan and whether to request redemption under our share redemption program. In addition, per the terms of our share redemption program, we are not obligated to redeem shares of our common stock. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interest of our stockholders.
New Price per Share Under our Distribution Reinvestment Plan
Pursuant to the terms of our distribution reinvestment plan, shares are issued at the estimated NAV per share most recently disclosed in a filing with the SEC. As described above, the board of directors approved a new estimated NAV of $11.11 per share in December 2017. Accordingly, starting with distributions declared for the fourth quarter of 2017, which were paid in January 2018, participants in our distribution reinvestment plan have had their distributions reinvested in shares of the same class as the shares on which the distributions were made at a price equal to the estimated NAV of $11.11 per share, rather than at the previous estimated NAV of $9.74 per share.
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
Since we are no longer engaged in a public offering of primary shares, the redemption price will continue to be calculated in accordance with the above table (subject to the limitations and exceptions described herein); provided, that, if the redemption price calculated in accordance with the above table would result in a price that is higher than the estimated NAV per share of our common stock most recently disclosed by us in a public filing with the SEC, then the redemption price will be equal to the estimated NAV per share most recently disclosed by us in a public filing with the SEC, which presently is $11.11 per share.
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
The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K, for all the terms and conditions of the share redemption program in effect during the period covered by this report.
For the years ended December 31, 2017 and 2016, we received eligible redemption requests related to approximately 1.9 million and 0.6 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $18.3 million, or an average price of $9.62 per share, and approximately $5.9 million, or an average price of $9.73 per share, respectively.
The table below summarizes the redemption activity for the three months ended December 31, 2017:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
October 31, 2017	—	$—	—	—
November 30, 2017	—	—	—	—
December 31, 2017	487,631	9.70	487,631	—
Total	487,631	$9.70	487,631	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.
Distributions
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
We intend to accrue and make distributions on a quarterly basis. Quarterly distributions for each stockholder will be calculated for each day the stockholder has been a stockholder of record during such quarter. Distributions for stockholders participating in our distribution reinvestment plan will be reinvested into shares of our common stock. The distributions have been and may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which may include borrowings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and interest income from our cash balances. In addition to the sources described above, distributions were also paid from net proceeds from primary shares sold in the Offering, however, as we terminated the primary portion of the Offering on June 30, 2017, this will no longer be a source from which distributions are paid.
There can be no assurances that the current distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay our distributions, which if insufficient could negatively impact our ability to pay such distributions. For the year ended December 31, 2017, 50.5% of our total gross distributions were funded from operating activities, as determined on a GAAP basis, and 49.5% were funded from sources other than cash flows from operating activities, specifically with proceeds from shares issued pursuant to our distribution reinvestment plan. See “Note 13 to the Consolidated Financial Statements” for further detail regarding the Expense Support Agreement among us, the Operating Partnership and the Advisor.
The following table outlines total gross distributions declared as well as sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

		Source of Distributions
($ in thousands)	Declared per Common Share (1)	Provided by Operating Activities		Proceeds from Financing Activities (2)		Proceeds from DRIP (3)		Gross Distributions (4)
2017
December 31	$0.14250	$12,714	51.0%	$—	—%	$12,212	49.0%	$24,926
September 30	0.14250	12,584	50.7	—	—	12,242	49.3	24,826
June 30	0.14250	11,979	50.2	—	—	11,868	49.8	23,847
March 31	0.14250	11,397	49.9	—	—	11,447	50.1	22,844
Total		$48,674	50.5%	—	—%	$47,769	49.5%	$96,443
2016
December 31	$0.13515	$10,126	49.6%	—	—%	$10,271	50.4%	$20,397
September 30	0.13515	9,216	48.9	—	—	9,638	51.1	18,854
June 30	0.13515	8,410	48.2	—	—	9,042	51.8	17,452
March 31	0.13515	—	—	7,410	48.0	8,040	52.0	15,450
Total		$27,752	38.5%	$7,410	10.2%	$36,991	51.3%	$72,153

(1)
Amounts reflect the quarterly distribution rate authorized by our board of directors per Class A share and per Class T share of common stock. The quarterly distributions on Class T shares of common stock were reduced by the respective distribution fees that were payable with respect to such Class T shares.

(2)	For the periods presented, all distributions provided by financing activities were funded from debt financings.

(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(4)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of the Offering.
For the year ended December 31, 2017, our cash flows provided by operating activities on a GAAP basis were $83.6 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $96.4 million. For the year ended December 31, 2016, our cash flows provided by operating activities on a GAAP basis were $36.4 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $72.2 million.
We believe that our aggregate FFO of $117.3 million, or $1.69 per share, as compared to the aggregate total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $199.7 million, or $2.31 per share, each for the period from Inception (August 28, 2012) to December 31, 2017, are not indicative of future performance as we have been in the acquisition phase of our life cycle. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of FFO, as well as a detailed reconciliation of our net loss to FFO.

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
The table below summarizes the gross offering proceeds raised; the direct selling costs paid from offering proceeds that were incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities; and the offering proceeds net of those direct selling costs:

(in thousands)	For the Period from Inception (August 28, 2012) to December 31, 2017
Gross offering proceeds	$1,776,667

Sales commissions (1)	82,248
Dealer manager fees (1)	38,685
Offering costs (2)	33,747
Total direct selling costs paid from offering proceeds (3)	154,680

Offering proceeds, net of direct selling costs	$1,621,987

(1)
The sales commissions and dealer manager fees were payable to the Dealer Manager. A substantial portion of the commissions and fees were reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.

(2)	See “Note 13 to the Consolidated Financial Statements” for a description of offering costs.

(3)
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

From January 15, 2014, through December 31, 2017, we had acquired, either directly or through our joint ventures, 290 buildings comprised of approximately 48.1 million square feet for an aggregate total purchase price of approximately $3.6 billion, exclusive of transfer taxes, due diligence expenses, acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) and other closing costs.
As of December 31, 2017, we had paid $27.6 million in acquisition-related costs to non-related parties. Refer to “Note 13 to the Consolidated Financial Statements” for a description of the fees paid to the Advisor and its affiliates.
We used $36,000 of net proceeds from primary shares sold in the Offering to fund distributions for the initial quarter for which we declared distributions for the fourth quarter of 2013. The initial quarter commenced on September 6, 2013, which was the date that we met the minimum offering requirements in connection with the Offering, and ended on September 30, 2013.
Refer to “Note 13 to the Consolidated Financial Statements: for a description of the fees paid to the Advisor and its affiliates.
As of December 31, 2017, all proceeds from the primary portion of the Offering had been deployed.
Holders
As of March 1, 2018, we had 105.4 million shares of our Class A common stock and 70.4 million shares of our Class T common stock outstanding, held by a total of 26,414 stockholders and 17,927 stockholders, respectively, including shares held by our affiliates.

Securities Authorized for Issuance Under Equity Incentive Plans
The following table gives information regarding our equity incentive plans as of December 31, 2017:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity incentive plans approved by security holders	—	$—	1,640,326
Equity incentive plans not approved by security holders	—	—	1,985,450
Total	—	$—	3,625,776

(1)
Total shares issued pursuant to our equity incentive plans of Class A shares of our common stock. As of December 31, 2017, includes approximately 76,500 shares with respect to Class A shares of our common stock that were granted to our independent directors.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

(in thousands, except per share data, building count and number of customers)	For the Year Ended December 31,
	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)
Operating data:
Total revenues	$223,358	$176,289	$51,134	$6,645	$—
Total operating expenses	$(201,363)	$(206,576)	$(83,006)	$(20,838)	$(530)
Total net operating income	$165,305	$130,801	$38,319	$5,065	$—
Total other expenses	$(40,227)	$(27,897)	$(9,048)	$(1,001)	$(3)
Total expenses before expense support from Advisor	$(241,590)	$(234,473)	$(92,054)	$(21,839)	$(533)
Total expense support from (repayment to) Advisor	$—	$(5,111)	$3,370	$3,496	$306
Net expenses after expense support from Advisor	$(241,590)	$(239,584)	$(88,684)	$(18,343)	$(227)
Net loss	$(18,232)	$(63,295)	$(37,550)	$(11,698)	$(227)
Net loss attributable to common stockholders	$(18,317)	$(63,326)	$(37,550)	$(11,698)	$(227)
Net loss per common share - basic and diluted	$(0.11)	$(0.47)	$(0.72)	$(1.27)	$(2.49)
Weighted-average shares outstanding	169,270	133,524	51,801	9,229	91

Distributions:
Total cash distributions declared	$96,443	$72,153	$26,621	$4,422	$39
Cash distributions declared per common share	$0.570	$0.541	$0.510	$0.469	$0.225
Total stock dividends declared	$—	$—	$—	$772	$—
Stock dividends declared per common share	$—	$—	$—	$0.131	$—

Company-defined FFO (2):
Reconciliation of net loss to Company-defined FFO:
Net loss attributable to common stockholders	$(18,317)	$(63,326)	$(37,550)	$(11,698)	$(227)
Total NAREIT-defined adjustments (3)	$113,146	$100,436	$30,864	$4,020	$—
Total Company-defined adjustments (4)	$—	$37,121	$33,307	$12,100	$139
Company-defined FFO	$94,829	$74,231	$26,621	$4,422	$(88)

Cash flow data (5):
Net cash provided by (used in) operating activities	$83,649	$36,444	$(3,552)	$(6,464)	$(338)
Net cash used in investing activities	$(357,662)	$(1,149,835)	$(1,076,656)	$(417,519)	$(197)
Net cash provided by financing activities	$271,037	$1,110,820	$1,083,098	$429,231	$3,205

(in thousands, except per share data, building count and number of customers)	As of December 31,
	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)
Balance sheet data:
Net investment in real estate properties	$2,706,344	$2,478,329	$1,374,195	$412,769	$—
Investment in unconsolidated joint ventures	$106,631	$69,695	$94,331	$—	$—
Cash and cash equivalents	$5,397	$8,358	$7,429	$8,119	$2,871
Total assets (6)	$2,865,547	$2,610,933	$1,503,255	$433,955	$4,052
Debt, net (6)	$1,489,145	$1,288,642	$609,033	$233,123	$—
Total liabilities	$1,606,077	$1,404,963	$655,849	$247,076	$498
Total stockholders' equity	$1,259,469	$1,205,469	$847,405	$186,878	$3,553
Total gross equity raised (during the period)	$194,109	$547,462	$806,170	$224,938	$3,787
Shares outstanding	174,514	157,406	102,985	23,030	420

Portfolio data:
Consolidated buildings	235	215	131	41	—
Rentable square feet of consolidated buildings	37,460	34,339	16,956	5,755	—
Total number of customers (7)	493	477	310	93	—

(1)
The SEC declared our registration statement for the Offering effective in July 2013. We broke escrow in September 2013 and commenced real estate operations in January 2014 in connection with the acquisition of our first property. We have been in the acquisition phase of our life cycle, and the results of our operations has been primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our year-over-year financial data is not directly comparable.

(2)
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Company-defined FFO, as well as a detailed reconciliation of our net loss to Company-defined FFO.

(3)	Included in our NAREIT-defined adjustments are real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets.

(4)
Included in our Company-defined adjustments are acquisition and organization costs. Due to a new accounting standard that we adopted as of January 1, 2017, acquisition-related costs are no longer expensed, but are capitalized as incurred, as the properties we acquire are considered assets rather than businesses under the new standard. As a result, acquisition-related costs for properties that meet the definition of an asset rather than a business will no longer be included in our Company-defined adjustments, effective January 1, 2017.

(5)
Pursuant to new accounting guidance that we adopted for the period ending December 31, 2017, restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance resulted in a decrease of $1.2 million in net cash provided by operating activities and an increase of $2.3 million in net cash used in investing activities on the consolidated statements of cash flows for the year ended December 31, 2016, and an increase of $3.6 million in net cash used in operating activities on the consolidated statements of cash flows for the year ended December 31, 2015.

(6)
Pursuant to new accounting guidance that became effective January 1, 2016, debt issuance costs are now recorded as a liability, offsetting debt balances. In order to conform to the 2017 and 2016 presentation, debt issuance costs of $6.0 million and $1.9 million for 2015 and 2014, respectively, have been reclassified from assets to liabilities.

(7)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our ownership interest in our joint ventures. Properties owned through joint venture partnerships are shown at 100%.

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
On June 30, 2017, we terminated the primary portion of the Offering. We are continuing to offer and sell shares of our common stock pursuant to our distribution reinvestment plan at a price equal to our most recently determined estimated NAV per share. We may terminate our distribution reinvestment plan offering at any time.
On December 14, 2017, our board of directors unanimously approved an estimated NAV of our common stock of $11.11 per share based on the number of shares issued and outstanding as of November 30, 2017. The estimated NAV per share was determined in accordance with our valuation policy, utilizing certain guidelines applicable to non-traded REITs. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities—Estimated Net Asset Value Per Share” for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated NAV per share. Accordingly, starting with distributions declared for the fourth quarter of 2017, which were paid in January 2018, participants in our distribution reinvestment plan will have their distributions reinvested in shares of the same class as the shares on which the distributions are made at a price equal to the most recently determined estimated NAV of $11.11 per share.
As of December 31, 2017, we had raised gross proceeds of approximately $1.8 billion from the sale of 176.8 million shares of our common stock in the Offering, including shares issued under our distribution reinvestment plan. See “Note 11 to the Consolidated Financial Statements” for information concerning the Offering.
As of December 31, 2017, we owned and managed, either directly or through our minority ownership interest in our joint ventures, a real estate portfolio that included 278 industrial buildings totaling approximately 46.5 million square feet located in 26 markets throughout the U.S., with 493 customers, and was 88.4% occupied (90.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2017:

•	259 industrial buildings totaling approximately 42.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 96.2% occupied (96.5% leased).

•
19 industrial buildings totaling approximately 4.2 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90.0% occupancy.
During 2017, we directly acquired 24 buildings comprising approximately 3.4 million square feet for an aggregate total purchase price of approximately $298.3 million. We funded these acquisitions with proceeds from the Offering, debt financings and net proceeds from asset sales. See “Note 3 to the Consolidated Financial Statements” for additional information regarding our acquisitions. Additionally, during 2017, we sold to third parties four industrial buildings aggregating 0.4 million square feet for net proceeds of approximately $15.8 million. See “Note 4 to the Consolidated Financial Statements” for additional information regarding our dispositions.
Included in the detail above, as of December 31, 2017, we owned and managed 43 buildings totaling approximately 9.0 million square feet of the total 46.5 million square feet (discussed above) through our joint ventures (as described in “Note 6 to the Consolidated Financial Statements”). During the year ended December 31, 2017, the joint ventures acquired 11 buildings comprising approximately 2.2 million square feet and completed the development of eight buildings comprising approximately 2.6 million square feet for an aggregate total purchase price of approximately $336.4 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs. Additionally, as of that date, the joint ventures had 10 buildings under construction totaling approximately 3.5 million square feet, and 12 buildings in the pre-construction phase for an additional 1.8 million square feet. Also during 2017, we sold, through one of our joint ventures, three industrial buildings aggregating 0.1 million square feet for net proceeds of $6.7 million. See “Note 6 to the Consolidated Financial Statements” for additional information regarding the joint ventures.
From January 2014 through December 2017, we had acquired, either directly or through our minority ownership interest in our joint ventures, 290 buildings comprised of approximately 48.1 million square feet for an aggregate total purchase price of approximately $3.6 billion, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs, and have sold an aggregate of 12 buildings comprised of approximately 1.6 million square feet for net proceeds of approximately $76.7 million.
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
Despite certain global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates and continued rent growth in our primary target markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2018 to be higher than the rates on expiring leases.
Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported continued growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.4% annual increase compounded over the past five years, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers continue to adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.
The capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by both the current industrial real estate fundamentals and the ongoing secular shift to online consumer spending.
RESULTS OF OPERATIONS
Summary of 2017 Activities
During 2017, we completed the following activities:

•
We raised $194.1 million of gross equity capital from the Offering, including from shares issued pursuant to our distribution reinvestment plan. We terminated the primary portion of the Offering on June 30, 2017. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan.

•	We borrowed $105.0 million under a new mortgage note.

•
We directly acquired 24 industrial buildings, comprised of approximately 3.4 million square feet for an aggregate total purchase price of approximately $298.3 million. We funded these acquisitions primarily with proceeds from the Offering and debt financings.

•
We acquired, through our 20.0% ownership interest in the BTC I Partnership, one building comprising approximately 0.2 million square feet, and completed the development of eight buildings comprising approximately 2.6 million square feet for an aggregate total purchase price of approximately $185.8 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

•	We sold four industrial buildings aggregating 0.4 million square feet for net proceeds of $15.8 million and recognized net gains of approximately $0.1 million.

•
We sold, through our 20.0% ownership interest in the BTC I Partnership, three industrial buildings aggregating 0.1 million square feet for net proceeds of $6.7 million and recognized net gains of approximately $6.6 million.

•
On May 19, 2017, we formed the BTC II Partnership with eight investors as limited partners who collectively own an 85.0% interest in the partnership (collectively, the “QuadReal Limited Partner”). Upon formation, we owned a 13.0% interest in the partnership, an affiliate of the Advisor owned a 2.0% interest in the partnership and a subsidiary of the Advisor owns a special limited partnership interest in the partnership. The BTC II Partnership was formed to invest in a portfolio of industrial properties located in certain major U.S. distribution markets. As of December 31, 2017, the BTC II Partnership owned 10 industrial buildings totaling approximately 2.0 million square feet for an aggregate total purchase price of approximately $150.6 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs. See “Subsequent Events” below for a description of our sell down of ownership interests January 2018.

•
We leased approximately 9.3 million square feet, which included 5.6 million square feet of new and future leases and 3.7 million square feet of renewals. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

•
As of December 31, 2017, we owned and managed, either directly or through our minority ownership interest in our joint ventures, a real estate portfolio comprised of 278 industrial buildings totaling approximately 46.5 million square feet located in 26 markets throughout the U.S, that was 90.3% leased.

We have been in the acquisition phase of our life cycle and as such, the results of our operations have been primarily impacted by the timing of our acquisitions and the equity raised through the Offering. Accordingly, our operating results for the years ended December 31, 2017, 2016, and 2015 are not directly comparable, nor are our results of operations for the years ended December 31, 2017, 2016, and 2015 indicative of those expected in future periods.

Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table summarizes our results of operations for the year ended December 31, 2017, as compared to the year ended December 31, 2016. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the periods presented below include 127 buildings totaling approximately 16.1 million square feet owned as of January 1, 2016, which portfolio represented 43.1% of total rentable square feet, 52.0% of total revenues, and 51.5% of net operating income as of December 31, 2017.

	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016	$ Change	% Change
Rental revenues:
Same store operating properties	$116,094	$113,596	$2,498	2.2%
Other properties	107,264	62,693	44,571	71.1
Total rental revenues	223,358	176,289	47,069	26.7
Rental expenses:
Same store operating properties	(30,939)	(29,779)	(1,160)	(3.9)
Other properties	(27,114)	(15,709)	(11,405)	(72.6)
Total rental expenses	(58,053)	(45,488)	(12,565)	(27.6)
Net operating income:
Same store operating properties	85,155	83,817	1,338	1.6
Other properties	80,150	46,984	33,166	70.6
Total net operating income	165,305	130,801	34,504	26.4
Other income and (expenses):
Real estate-related depreciation and amortization	(111,649)	(96,629)	(15,020)	(15.5)
General and administrative expenses	(9,191)	(7,103)	(2,088)	(29.4)
Asset management fees, related party	(22,470)	(17,775)	(4,695)	(26.4)
Acquisition expenses, related party	—	(24,489)	24,489	100.0
Acquisition expenses	—	(12,420)	12,420	100.0
Impairment of real estate property	—	(2,672)	2,672	100.0
Equity in income (loss) of unconsolidated joint ventures	1,479	(535)	2,014	376.4
Interest expense and other	(41,750)	(28,726)	(13,024)	(45.3)
Net gain on disposition of real estate properties	44	1,428	(1,384)	(96.9)
Net loss on sell down of joint venture ownership interest	—	(64)	64	100.0
Total expense support from (repayment to) Advisor	—	(5,111)	5,111	100.0
Total other income (expenses)	(183,537)	(194,096)	10,559	5.4
Net loss	(18,232)	(63,295)	45,063	71.2
Net loss attributable to noncontrolling interests	(85)	(31)	(54)	(174.2)
Net loss attributable to common stockholders	$(18,317)	$(63,326)	$45,009	71.1%
Weighted-average shares outstanding	169,270	133,524	35,746
Net loss per common share - basic and diluted	$(0.11)	$(0.47)	$0.36

	As of December 31,
(square feet in thousands)	2017	2016
Portfolio data:
Consolidated buildings	235	215
Unconsolidated buildings	43	27
Total buildings	278	242
Rentable square feet of consolidated buildings	37,460	34,339
Rentable square feet of unconsolidated buildings	9,032	4,405
Total rentable square feet	46,492	38,744
Total number of customers (1)	493	477
Percent occupied of operating portfolio (1)(2)	96.2%	95.3%
Percent occupied of total portfolio (1)(2)	88.4%	92.5%
Percent leased of operating portfolio (1)(2)	96.5%	96.7%
Percent leased of total portfolio (1)(2)	90.3%	94.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2017. Unconsolidated properties are those owned through our ownership interest in our joint ventures. Properties owned through joint venture partnerships are shown at 100%.

(2)
See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $47.1 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio over this period. For the year ended December 31, 2017, non-same store rental revenues reflect the addition of 112 buildings we had acquired since January 1, 2016. Same store rental revenues for the year ended December 31, 2017 increased by 2.2% as compared to the same period in 2016, primarily due to higher rental rates for new leases and renewals, offset by slightly lower average occupancy rate for the same store operating portfolio. Average occupancy for the same store operating portfolio decreased slightly from 96.3% to 96.2% for the year ended December 31, 2017, as compared to the same period in 2016.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $12.6 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio over these periods. Same store rental expenses for the year ended December 31, 2017 increased by 3.9%, primarily due to higher real estate taxes as compared to the same period in 2016.
Other Income and Expenses. Other income and expenses, in aggregate, decreased by $10.6 million, or 5.4%, for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to:

•
a decrease in acquisition-related expenses due to a new FASB accounting standard that we adopted effective January 1, 2017, which resulted in all 2017 acquisition-related expenses of $7.9 million being capitalized instead of expensed as they were in the prior period. This compares to acquisition-related expenses of $36.9 million being expensed for the year ended December 31, 2016;

•
the payment to the Advisor of previously deferred asset management fees and the reimbursement to the Advisor of expense support payments pursuant to the Expense Support Agreement in the amount of $5.1 million for the year ended December 31, 2016, as compared to no payments or reimbursements to the Advisor during 2017; and

•
an impairment charge of $2.7 million for the year ended December 31, 2016 related to four wholly-owned properties that were evaluated for impairment due to a change in management’s estimate of the intended hold periods, as compared to no impairments during the same period in 2017.

Partially offsetting the lower level of expenses detailed above:

•
an increase in real estate-related depreciation and amortization expense, asset management fees, and general and administrative expenses totaling an aggregate amount of $21.8 million, or 17.9%, for the year ended December 31, 2017, as a result of the growth in our portfolio since January 1, 2016; and

•
an increase in interest expense of $13.0 million for the year ended December 31, 2017, primarily due to: (i) an increase in average mortgage note borrowings of approximately $311.4 million for the year ended December 31, 2017, as compared to the same period in 2016; and (ii) a higher aggregate weighted-average interest rate of 3.10% as of December 31, 2017, as compared to 2.94% as of December 31, 2016.

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

	For the Year Ended December 31,
(in thousands, except per share data)	2016	2015	Change	% Change
Rental revenues:
Same store operating properties	$23,219	$23,270	$(51)	(0.2)%
Other properties	153,070	27,864	125,206	449.3
Total rental revenues	176,289	51,134	125,155	244.8
Rental expenses:
Same store operating properties	(6,137)	(5,666)	(471)	(8.3)
Other properties	(39,351)	(7,149)	(32,202)	(450.4)
Total rental expenses	(45,488)	(12,815)	(32,673)	(255.0)
Net operating income:
Same store operating properties	17,082	17,604	(522)	(3.0)
Other properties	113,719	20,715	93,004	449.0
Total net operating income	130,801	38,319	92,482	241.3
Other income and (expenses):
Real estate-related depreciation and amortization	(96,629)	(28,225)	(68,404)	(242.4)
General and administrative expenses	(7,103)	(4,612)	(2,491)	(54.0)
Asset management fees, related party	(17,775)	(5,532)	(12,243)	(221.3)
Acquisition expenses, related party	(24,489)	(22,390)	(2,099)	(9.4)
Acquisition expenses	(12,420)	(9,432)	(2,988)	(31.7)
Impairment of real estate property	(2,672)	—	(2,672)	(100.0)
Equity in loss of unconsolidated joint venture	(535)	(2,011)	1,476	73.4
Interest expense and other	(28,726)	(7,037)	(21,689)	(308.2)
Net gain on disposition of real estate properties	1,428	—	1,428	100.0
Net loss on sell down of joint venture ownership interest	(64)	—	(64)	(100.0)
Total expense support from (repayment to) Advisor	(5,111)	3,370	(8,481)	(251.7)
Total other income and (expenses)	(194,096)	(75,869)	(118,227)	(155.8)
Net loss	(63,295)	(37,550)	(25,745)	(68.6)
Net loss attributable to noncontrolling interests	(31)	—	(31)	(100.0)
Net loss attributable to common stockholders	$(63,326)	$(37,550)	$(25,776)	(68.6)%
Weighted-average shares outstanding	133,524	51,801	81,723
Net loss per common share - basic and diluted	$(0.47)	$(0.72)	$0.25

	As of December 31,
(square feet in thousands)	2016	2015
Portfolio data:
Consolidated buildings	215	131
Unconsolidated buildings	27	21
Total buildings	242	152
Rentable square feet of consolidated buildings	34,339	16,956
Rentable square feet of unconsolidated buildings	4,405	3,602
Total rentable square feet	38,744	20,558
Total number of customers (1)	477	310
Percent occupied of operating portfolio (1)(2)	95.3%	93.2%
Percent occupied of total portfolio (1)(2)	92.5%	91.1%
Percent leased of operating portfolio (1)(2)	96.7%	97.4%
Percent leased of total portfolio (1)(2)	94.0%	95.6%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2016. Unconsolidated properties are those owned through our ownership interest in our joint venture. Properties owned through our joint venture partnership are shown at 100%.

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
Other Income and Expenses. Other income and expenses, in aggregate, increased by $118.2 million for the year ended December 31, 2016, as compared to the same prior year period, primarily due to:

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

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the years ended December 31, 2017, 2016 and 2015, GAAP net loss attributable to common stockholders was $18.3 million, $63.3 million and $37.6 million, respectively, and NOI was $165.3 million, $130.8 million and $5.1 million, respectively. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net loss to NOI for the years ended December 31, 2017, 2016 and 2015.
Funds from Operations (“FFO”), Company-Defined FFO and Modified Funds from Operations (“MFFO”)
We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “Note 13 to the Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO, Company-defined FFO, and MFFO. If we had not received expense support from the Advisor in prior periods, our FFO, Company-defined FFO, and MFFO for such periods would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
We have been in the acquisition phase of our life cycle. Management does not include historical acquisition-related costs in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. In addition, management does not include organization costs as those costs are also not expected to be incurred because we have commenced operations. We use FFO, Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe FFO, Company-defined FFO and MFFO facilitate a comparison to other REITs that have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO, Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Year Ended December 31,			For the Period From Inception (August 28, 2012) to December 31, 2017
(in thousands, except per share data)	2017	2016	2015
GAAP net loss attributable to common stockholders	$(18,317)	$(63,326)	$(37,550)	$(131,118)
GAAP net loss per common share	$(0.11)	$(0.47)	$(0.72)	$(1.89)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(18,317)	$(63,326)	$(37,550)	$(131,118)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	111,649	96,629	28,225	240,523
Our share of real estate-related depreciation and amortization of unconsolidated joint ventures	2,869	2,499	2,639	8,007
Impairment of real estate property	—	2,672	—	2,672
Net gain on disposition of real estate properties	(44)	(1,428)	—	(1,472)
Our share of net gain on disposition of real estate properties of unconsolidated joint ventures	(1,328)	—	—	(1,328)
Net loss on sell down of joint venture ownership interest	—	64	—	64
NAREIT FFO attributable to common stockholders	$94,829	$37,110	$(6,686)	$117,348
NAREIT FFO per common share	$0.56	$0.28	$(0.13)	$1.69
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$94,829	$37,110	$(6,686)	$117,348
Add Company-defined adjustments:
Acquisition costs	—	36,909	31,822	80,877
Our share of acquisition costs of unconsolidated joint ventures	—	212	1,485	1,697
Organization costs	—	—	—	93
Company-defined FFO attributable to common stockholders	$94,829	$74,231	$26,621	$200,015
Company-defined FFO per common share	$0.56	$0.56	$0.51	$2.89
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$94,829	$74,231	$26,621	$200,015
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(12,118)	(12,636)	(5,266)	(30,739)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint ventures	(809)	(505)	(503)	(1,818)
Organization costs	—	—	—	(93)
MFFO attributable to common stockholders	$81,902	$61,090	$20,852	$167,365
MFFO per common share	$0.48	$0.46	$0.40	$2.41
Weighted-average shares outstanding	169,270	133,524	51,801	69,327
We believe that: (i) our FFO of $94.8 million, or $0.56 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $96.4 million, or $0.57 per share, for the year ended December 31, 2017; and (ii) our FFO of $117.3 million, or $1.69 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $199.7 million, or $2.31 per share, for the period from Inception (August 28, 2012) to December 31, 2017, are not indicative of future performance as we have been in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include, and will continue to include, cash flows generated from operating activities, net proceeds from the sale of common stock pursuant to our distribution reinvestment plan, funds provided by debt financings and refinancings, and net proceeds from asset sales. Our principal uses of funds are, and will continue to be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. We terminated the primary portion of the Offering on June 30, 2017, and accordingly, net proceeds from the Offering will no longer be a primary source of capital for meeting our cash needs, as we have fully deployed the net proceeds from the sale of primary shares in the Offering. Refer to “Note 11 to the Consolidated Financial Statements” for further detail. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity and capital requirements.
The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf.
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Total cash provided by (used in):
Operating activities	$83,649	$36,444	$(3,552)
Investing activities	(357,662)	(1,149,835)	(1,076,656)
Financing activities	271,037	1,110,820	1,083,098
Net (decrease) increase in cash	$(2,976)	$(2,571)	$2,890
2017 Cash Flows Compared to 2016 Cash Flows
Cash provided by operating activities during the year ended December 31, 2017 increased by approximately $47.2 million as compared to the same period in 2016, primarily as a result of continued growth in our property operations. Cash used in investing activities during year ended December 31, 2017 decreased by approximately $792.2 million as compared to the same period in 2016, primarily due to a net decrease in our acquisition activity in the amount of $890.1 million, partially offset by net proceeds of $57.2 million from the sale of a portion of our interest in the BTC I Partnership in the first quarter of 2016, as well as by a decrease in net proceeds of $38.4 million from the disposition of real estate properties from 2016 to 2017. Cash provided by financing activities for the year ended December 31, 2017 decreased by approximately $839.8 million as compared to the same period in 2016, primarily due to a decrease in our net borrowing activity of $468.1 million, as well as a decrease in our equity raised of $343.3 million as a result of the termination of the primary portion of our offering.
2016 Cash Flows Compared to 2015 Cash Flows
Cash provided by operating activities during the year ended December 31, 2016 increased by approximately $40.0 million as compared to the same period in 2015, primarily as a result of continued growth in our portfolio and operations. Cash used in investing activities during the year ended December 31, 2016 increased by approximately $73.2 million as compared to the same period in 2015, primarily due to an increase in our acquisition and development activity in the amount of $108.6 million, which was partially offset by the proceeds of $53.8 million received from the disposition of five industrial buildings during 2016. Cash provided by financing activities during the year ended December 31, 2016 increased by approximately $27.7 million as compared to the same period in 2015, primarily due to an increase in our net borrowings of $291.5 million, offset by a decrease in net proceeds raised in the Offering of $239.4 million and an increase in distributions paid of $18.2 million.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of December 31, 2017, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had: (i) approximately $275.0 million outstanding under our line of credit with a weighted-average effective interest rate of 2.81%, which includes the effect of the interest rate swap agreements related to $150.0 million in the borrowings under our line of credit; and (ii) $500.0 million outstanding under our term loans with a weighted-average effective interest rate of 2.89%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were both $225.0 million. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 8 to the Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of December 31, 2017, we had property-level borrowings of approximately $722.9 million outstanding with a weighted-average remaining term of approximately 6.4 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreement relating to our $97.0 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 8 to the Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of December 31, 2017.
Offering Proceeds. As of December 31, 2017, the amount of aggregate gross proceeds raised from the Offering, including proceeds raised through our distribution reinvestment plan, were $1.8 billion ($1.6 billion net of direct selling costs).
Distributions. We intend to continue to make distributions on a quarterly basis. For the year ended December 31, 2017, approximately 50.5% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 49.5% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, net proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the first quarter of 2018, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the first quarter of 2018 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Distributions for the first quarter of 2018 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than April 15, 2018.
There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay such distributions.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities		Proceeds from Financing Activities (1)		Proceeds from DRIP (2)		Gross Distributions (3)
2017
December 31	$12,714	51.0%	$—	—%	$12,212	49.0%	$24,926
September 30	12,584	50.7	—	—	12,242	49.3	24,826
June 30	11,979	50.2	—	—	11,868	49.8	23,847
March 31	11,397	49.9	—	—	11,447	50.1	22,844
Total	$48,674	50.5%	—	—%	$47,769	49.5%	$96,443
2016
December 31	$10,126	49.6%	—	—%	$10,271	50.4%	$20,397
September 30	9,216	48.9	—	—	9,638	51.1	18,854
June 30	8,410	48.2	—	—	9,042	51.8	17,452
March 31	—	—	7,410	48.0	8,040	52.0	15,450
Total	$27,752	38.5%	$7,410	10.3%	$36,991	51.3%	$72,153

(1)	For the periods presented, all distributions provided by financing activities were funded from debt financings.

(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of the Offering.
Refer to “Note 11 to the Consolidated Financial Statements” for further detail on distributions.
Redemptions. For the years ended December 31, 2017 and 2016, we received eligible redemption requests related to approximately 1.9 million and 0.6 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $18.3 million, or an average price of $9.62 per share, and approximately $5.9 million, or an average price of $9.73 per share, respectively. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter; and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program.”

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
SUBSEQUENT EVENTS
BTC II Partnership Sell Down
On January 31, 2018, IPT BTC II LP LLC (the “IPT Limited Partner”) sold and assigned a portion of its ownership interest in the BTC II Partnership to bcIMC (College) US Realty Inc., bcIMC (Municipal) US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., bcIMC (WCBAF) Realpool Global Investment Corporation, bcIMC (Hydro) US Realty Inc. and QuadReal US Holdings, Inc. (collectively, the “QuadReal Limited Partner”) in an amount equal to a 5.0% interest in the BTC II Partnership for a purchase price equal to approximately $4.2 million. Prior to the sale, the IPT Limited Partner owned a 13.0% interest in the BTC II Partnership and, after the sale, the IPT Limited Partner, together with IPT BTC II GP LLC, owns an 8.0% interest in the BTC II Partnership.
CONTRACTUAL OBLIGATIONS
The following table summarizes future obligations, due by period, as of December 31, 2017, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$48,132	$378,458	$643,143	$648,011	$1,717,744
Future estimated distribution fees payable (2)	6,360	13,346	6,365	—	26,071
Unfunded development commitments (3)	26,447	2,349	—	—	28,796
Total	$80,939	$394,153	$649,508	$648,011	$1,772,611

(1)	Includes principal and interest on debt. See “Note 8 to the Consolidated Financial Statements” for more detail.

(2)
We accrue for future estimated amounts of distribution fees payable based on the shares outstanding as of the balance sheet date, which is included in due to affiliates on the consolidated balance sheets. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of (i) the current gross offering price per Class T share, or (ii) if we are no longer offering shares in a public offering, the estimated per share value of Class T shares.

(3)	Unfunded development commitments include estimated costs that we are obligated to fund under construction contracts assuming certain conditions are met.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. We plan to adopt the standard when it becomes effective for us, as of the reporting period beginning January 1, 2018. Rental revenues and certain tenant reimbursement revenue earned from leasing our operating properties will be evaluated with the adoption of the lease accounting standard (as discussed below). The revised lease accounting standard includes a package of practical expedients that allows an entity to avoid reassessing the accounting for lease components, including the allocations between lease and nonlease components in contracts restated under ASU 2014-09. We expect to elect this package of practical expedients, and accordingly will not reallocate contract consideration to lease components within the scope of the existing lease guidance when we adopt ASU 2014-09. Based on our analysis, the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the standard when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Under the practical expedients election, we would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements, as well as result in the expensing of certain costs to negotiate and arrange lease agreements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. We also plan to adopt ASU 2018-01 when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Our initial analysis of our lease contracts indicates that the adoption of these standards will not have a material effect on our consolidated financial statements. We are still in the process of evaluating the impact of ASU 2016-02 and ASU 2018-01.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” (“ASU 2017-05”), which clarifies the scope of Subtopic 610-20 and provides guidance relating to the accounting treatment for gains and losses from the derecognition of non-financial assets, including the accounting for partial sales. Upon adoption of ASU 2017-05, we will recognize, on a prospective basis, the entire gain attributed to partial sales when a controlling interest is sold to unconsolidated co-investment ventures rather than the deferring a portion as is done under the current standards. For deferred gains from existing partial sales recorded prior to the adoption of the standard for completed contracts, we will continue to recognize these gains into earnings over the lives of the assets. Based on our analysis, the adoption of ASU 2017-05 will not have a material effect on our consolidated financial statements and we will adopt ASU 2017-05 in conjunction with ASU 2014-09 as of the reporting period beginning on January 1, 2018.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require us to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. Based on our analysis, the adoption of ASU 2017-12 will not have a material effect on our consolidated financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2017, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of December 31, 2017, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, $350.0 million of borrowings under one of our term loans, and $722.9 million under our mortgage notes, which, in the aggregate, represented approximately 81.6% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2017, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.2 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2017. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of December 31, 2017, our consolidated variable interest rate debt consisted of $125.0 million of borrowings under our line of credit and our $150.0 million term loan, which represented approximately 18.4% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of December 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $275.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2017, would change our annual interest expense by approximately $0.4 million.
Derivative Instruments. As of December 31, 2017, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $597.0 million. See “Note 8 to the Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Industrial Property Trust Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Industrial Property Trust Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement and schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for evaluating whether a transaction qualifies as an acquisition of an asset or a business in 2017 due to the adoption of ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Denver, Colorado
March 8, 2018

INDUSTRIAL PROPERTY TRUST INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2017	2016
ASSETS
Net investment in real estate properties	$2,706,344	$2,478,329
Investment in unconsolidated joint ventures	106,631	69,695
Cash and cash equivalents	5,397	8,358
Restricted cash	65	80
Straight-line and tenant receivables, net	23,643	15,565
Due from affiliates	907	30
Other assets	22,560	23,251
Assets held for sale	—	15,625
Total assets	$2,865,547	$2,610,933
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$21,668	$21,912
Debt, net	1,489,145	1,288,642
Due to affiliates	26,641	31,006
Distributions payable	23,757	19,609
Other liabilities	44,866	43,527
Liabilities related to assets held for sale	—	267
Total liabilities	1,606,077	1,404,963

Commitments and contingencies (Note 16)

Equity
Stockholders' equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 104,589 shares and 99,374 shares issued and outstanding, respectively	1,046	994
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 69,925 shares and 58,032 shares issued and outstanding, respectively	699	580
Additional paid-in capital	1,561,749	1,402,611
Accumulated deficit	(320,897)	(212,807)
Accumulated other comprehensive income	16,872	14,091
Total stockholders' equity	1,259,469	1,205,469
Noncontrolling interests	1	501
Total equity	1,259,470	1,205,970
Total liabilities and equity	$2,865,547	$2,610,933

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Revenues:
Rental revenues	$223,358	$176,289	$51,134
Total revenues	223,358	176,289	51,134
Operating expenses:
Rental expenses	58,053	45,488	12,815
Real estate-related depreciation and amortization	111,649	96,629	28,225
General and administrative expenses	9,191	7,103	4,612
Asset management fees, related party	22,470	17,775	5,532
Acquisition expenses, related party	—	24,489	22,390
Acquisition expenses	—	12,420	9,432
Impairment of real estate property	—	2,672	—
Total operating expenses	201,363	206,576	83,006
Operating income (loss)	21,995	(30,287)	(31,872)
Other expenses (income):
Equity in (income) loss of unconsolidated joint ventures	(1,479)	535	2,011
Interest expense and other	41,750	28,726	7,037
Net gain on disposition of real estate properties	(44)	(1,428)	—
Net loss on sell down of joint venture ownership interest	—	64	—
Total other expenses	40,227	27,897	9,048
Total expenses before expense support	241,590	234,473	92,054
Total expense support from (repayment to) Advisor	—	(5,111)	3,370
Net expenses after expense support	241,590	239,584	88,684
Net loss	(18,232)	(63,295)	(37,550)
Net income attributable to noncontrolling interests	(85)	(31)	—
Net loss attributable to common stockholders	$(18,317)	$(63,326)	$(37,550)
Weighted-average shares outstanding	169,270	133,524	51,801
Net loss per common share - basic and diluted	$(0.11)	$(0.47)	$(0.72)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Net loss attributable to common stockholders	$(18,317)	$(63,326)	$(37,550)
Unrealized gain on derivative instruments, net	2,781	14,091	—
Comprehensive loss attributable to common stockholders	$(15,536)	$(49,235)	$(37,550)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
(in thousands)	Shares	Amount
Balance as of December 31, 2014	23,030	$230	$203,806	$(17,158)	$—	$1	$186,879
Net loss	—	—	—	(37,550)	—	—	(37,550)
Issuance of common stock	80,038	801	805,369	—	—	—	806,170
Share-based compensation	—	—	465	—	—	—	465
Upfront offering costs, including sales commissions, dealer manager fees, and offering costs	—	—	(80,903)	—	—	—	(80,903)
Trailing offering costs, consisting of distribution fees	—	—	(148)	148	—	—	—
Redemptions of common stock	(83)	(1)	(1,033)	—	—	—	(1,034)
Distributions declared on common stock	—	—	—	(26,621)	—	—	(26,621)
Balance as of December 31, 2015	102,985	$1,030	$927,556	$(81,181)	$—	$1	$847,406
Net (loss) income	—	—	—	(63,326)	—	31	(63,295)
Unrealized gain on derivative instruments	—	—	—	—	14,091	—	14,091
Issuance of common stock	55,048	550	546,912	—	—	—	547,462
Share-based compensation	—	—	933	—	—	—	933
Upfront offering costs, including sales commissions, dealer manager fees, and offering costs	—	—	(36,104)	—	—	—	(36,104)
Trailing offering costs, consisting of distribution fees	—	—	(30,805)	3,853	—	—	(26,952)
Redemptions of common stock	(627)	(6)	(5,881)	—	—	—	(5,887)
Preferred interest in Subsidiary REITs	—	—	—	—	—	500	500
Distributions on common stock and dividends on noncontrolling interest	—	—	—	(72,153)	—	(31)	(72,184)
Balance as of December 31, 2016	157,406	$1,574	$1,402,611	$(212,807)	$14,091	$501	$1,205,970
Net (loss) income	—	—	—	(18,317)	—	85	(18,232)
Unrealized gain on derivative instruments	—	—	—	—	2,781	—	2,781
Issuance of common stock	19,014	190	193,919	—	—	—	194,109
Share-based compensation	—	—	1,267	—	—	—	1,267
Upfront offering costs, including sales commissions, dealer manager fees, and offering costs	—	—	(11,932)	—	—	—	(11,932)
Trailing offering costs, consisting of distribution fees	—	—	(5,790)	6,670	—	—	880
Redemptions of common stock and preferred interest in Subsidiary REITs	(1,906)	(19)	(18,326)	—	—	(500)	(18,845)
Distributions on common stock and dividends on noncontrolling interest	—	—	—	(96,443)	—	(85)	(96,528)
Balance as of December 31, 2017	174,514	$1,745	$1,561,749	$(320,897)	$16,872	$1	$1,259,470

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Operating activities:
Net loss	$(18,232)	$(63,295)	$(37,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	111,649	96,629	28,225
Equity in (income) loss of unconsolidated joint ventures	(1,479)	535	2,011
Straight-line rent and amortization of above- and below-market leases	(12,118)	(12,636)	(5,266)
Net gain on disposition of real estate properties	(44)	(1,428)	—
Impairment of real estate property	—	2,672	—
Net loss on sell down of joint venture ownership interest	—	64	—
Other	3,804	3,030	1,693
Changes in operating assets and liabilities:
Tenant receivables and other assets	301	(3,466)	(1,456)
Accounts payable, accrued expenses and other liabilities	3,262	11,393	7,806
Due from / to affiliates, net	(3,494)	2,946	985
Net cash provided by (used in) operating activities	83,649	36,444	(3,552)
Investing activities:
Real estate acquisitions	(293,444)	(1,186,441)	(1,087,709)
Acquisition deposits	(834)	(3,875)	(15,187)
Proceeds from the disposition of real estate properties	15,340	53,772	—
Capital expenditures and development activities	(43,236)	(37,329)	(13,874)
Investment in unconsolidated joint ventures	(41,218)	(33,139)	(66,230)
Distributions from joint ventures	5,730	—	34,198
Net proceeds from sale of joint venture ownership interest	—	57,177	72,146
Net cash used in investing activities	(357,662)	(1,149,835)	(1,076,656)
Financing activities:
Proceeds from line of credit	360,000	851,000	665,000
Repayments of line of credit	(266,000)	(935,000)	(535,000)
Proceeds from mortgage note	105,000	506,480	100,000
Proceeds from term loan	—	250,000	150,000
Financing costs paid	(777)	(6,138)	(5,172)
Proceeds from issuance of common stock	146,217	508,166	777,184
Offering costs paid upon issuance of common stock	(10,740)	(29,372)	(59,004)
Distributions paid to common stockholders	(39,911)	(27,220)	(9,046)
Dividends paid on noncontrolling interests	(116)	—	—
Distribution fees paid	(6,525)	(3,496)	(38)
Redemptions of common stock	(16,111)	(3,600)	(826)
Net cash provided by financing activities	271,037	1,110,820	1,083,098
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,976)	(2,571)	2,890
Cash, cash equivalents and restricted cash, at beginning of period	8,438	11,009	8,119
Cash, cash equivalents and restricted cash, at end of period	$5,462	$8,438	$11,009

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries. The Company is a Maryland corporation formed on August 28, 2012.
The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean that the Company’s customers will be investment grade and much of the Company’s customer base is currently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2017, the Company owned and managed, either directly or through its minority ownership interests in its joint ventures, a real estate portfolio that included 278 industrial buildings. The Company operates as one reportable segment comprised of industrial real estate.
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
Reclassifications
Certain items in the Company’s consolidated statement of cash flows for 2016 and 2015 have been reclassified to conform to the 2017 presentation. Due to a new accounting standard adopted for the period ending December 31, 2017, restricted cash and restricted cash equivalents have been reclassified to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.
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
If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. During 2017, zero debt was assumed in connection with acquisitions, and during 2016, one debt instrument was assumed at a fair value of $11.4 million. Transaction costs associated with the acquisition of a property (including the acquisition fees paid to the Advisor and its affiliates) are capitalized as incurred and allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the balance sheet when certain criteria are met.
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
Land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities, which are collectively referred to as “real estate assets,” are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of the Company’s real estate assets are capitalized as incurred. These costs include capitalized interest and development acquisition fees. Other than the transaction costs associated with the acquisition of a property described above, the Company does not capitalize any other costs, such as taxes, salaries or other general and administrative expenses. See “Capitalized Interest” below for additional detail. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
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
The Company evaluates its investment in the unconsolidated joint venture for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, the Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If the Company determined any decline in value is other-than-temporary, the Company would recognize an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the unconsolidated joint ventures for the years ended December 31, 2017, 2016, and 2015. See “Note 6” for additional information regarding the unconsolidated joint ventures.
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
Straight-line Rent and Tenant Receivables
Straight-line rent and tenant receivables include all straight-line rent and accounts receivable, net of allowances. The Company maintains an allowance for estimated losses that may result from the inability of certain of its customers to make required payments. If a customer fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2017, and 2016 the Company’s allowance for doubtful accounts was approximately $0.3 million and $0.3 million, respectively.
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
Debt Issuance Costs
Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related credit facilities. Unamortized debt issuance costs are written off if debt is retired before its maturity date. Accumulated amortization of debt issuance costs was approximately $5.4 million and $3.1 million as of December 31, 2017 and 2016, respectively. The Company’s interest expense for the years ended December 31, 2017, 2016 and 2015 included $2.3 million, $1.9 million and $1.1 million, respectively, of amortization of financing costs.
Capitalized Interest
The Company capitalizes interest as a cost of development. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the years ended December 31, 2017, 2016 and 2015, approximately $2.5 million, $1.5 million and $0.5 million of interest was capitalized, respectively.
Distribution Fees
Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T shares. The Company accrues for: (i) the monthly amount payable as of the balance sheet date, and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares outstanding as of the balance sheet date. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 13” for additional information regarding when distribution fees become payable.

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
Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred. For the years ended December 31, 2017, 2016 and 2015, tenant reimbursement revenue recognized in rental revenues was approximately $52.9 million, $41.4 million and $11.5 million, respectively.
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
Organization and Offering Expenses
Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company does not raise additional equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 13” for additional information regarding when organization and offering expenses become reimbursable.
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
Net Loss Per Common Share
The Company computes net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period for each class. There are no class specific expenses and each class of common stock shares equally in the profits and losses of the Company. There were no dilutive shares for the years ended December 31, 2017, 2016 and 2015.

Fair Value Measurements
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
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an asset acquisition or a business combination. The Company expects most of its acquisitions to qualify as asset acquisitions under the standard, which requires the capitalization of transaction costs to the basis of the acquired assets. ASU 2017-01 is effective for periods beginning after December 15, 2017. However, the Company early adopted this standard effective January 1, 2017. Under this new standard, all acquisition costs are being capitalized instead of expensed, which the Company applied prospectively to all asset acquisitions. For the year ended December 31, 2017, $7.9 million of acquisition costs (including the acquisition fees paid to Industrial Property Advisors LLC (the “Advisor”) and its affiliates) were capitalized in net investment in real estate properties on the consolidated balance sheets under the new standard instead of expensed as in prior periods.
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provides guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-15 and ASU 2016-18 are effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective for the period ended December 31, 2017. As required, the Company retrospectively applied the guidance in ASU 2016-18 to the prior periods presented, which resulted in a decrease of $1.2 million in net cash provided by operating activities and an increase of $2.3 million in net cash used in investing activities on the consolidated statements of cash flows for the year ended December 31, 2016, and an increase of $3.6 million in net cash used in operating activities on the consolidated statements of cash flows for the year ended December 31, 2015. The adoption of ASU 2016-15 did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company plans to adopt the standard when it becomes effective for the Company, as of the reporting period beginning January 1, 2018. Rental revenues and certain tenant reimbursement revenue earned from leasing the Company’s operating properties will be evaluated with the adoption of the lease accounting standard (as discussed below). The revised lease accounting standard includes a package of practical expedients that allows an entity to avoid reassessing the accounting for lease components, including the allocations between lease and nonlease components in contracts restated under ASU 2014-09. The Company expects to elect this package of practical expedients, and accordingly will not reallocate contract consideration to lease components within the scope of the existing lease guidance when the Company adopts ASU 2014-09. Based on the Company’s analysis, the adoption of ASU 2014-09 will not have a material effect on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the standard when it becomes effective for the Company, as of the reporting period beginning January 1, 2019, and it expects to elect the practical expedients available for implementation under the standard. Under the practical expedients election, the Company would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements, as well as result in the expensing of certain costs to negotiate and arrange lease agreements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. The Company also plans to adopt ASU 2018-01 when it becomes effective for the Company, as of the reporting period beginning January 1, 2019, and it expects to elect the practical expedients available for implementation under the standard. The Company’s initial analysis of its lease contracts indicates that the adoption of these standards will not have a material effect on its consolidated financial statements. The Company is still in the process of evaluating the impact of ASU 2016-02 and ASU 2018-02.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” (“ASU 2017-05”), which clarifies the scope of Subtopic 610-20 and provides guidance relating to the accounting treatment for gains and losses from the derecognition of non-financial assets, including the accounting for partial sales. Upon adoption of ASU 2017-05, the Company will recognize, on a prospective basis, the entire gain attributed to partial sales when a controlling interest is sold to unconsolidated co-investment ventures rather than deferring a portion as is done under the current standard. For deferred gains from existing partial sales recorded prior to the adoption of the standard for completed contracts, the Company will continue to recognize these gains into earnings over the lives of the assets. Based on the Company’s analysis, the adoption of ASU 2017-05 will not have a material effect on its consolidated financial statements and the Company will adopt ASU 2017-05 in conjunction with ASU 2014-09 as of the reporting period beginning on January 1, 2018.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. Based on the Company’s analysis, the adoption of ASU 2017-12 will not have a material effect on its consolidated financial statements.

3. REAL ESTATE ACQUISITIONS
For the years ended December 31, 2017 and December 31, 2016, the Company allocated the purchase price of acquisitions to land, building, and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
	2017	2016
Land	$87,333	$289,547
Building	198,764	845,437
Intangible lease assets	14,808	93,858
Above-market lease assets	117	2,784
Below-market lease liabilities	(2,763)	(13,974)
Total purchase price (1)	$298,259	$1,217,652

(1)
Total purchase price, which includes aggregate capitalized acquisition costs of $7.9 million for the year ended December 31, 2017, is equal to the total consideration paid. As of December 31, 2016, there were no acquisition costs capitalized. See “Note 2” for details on the new accounting standard we adopted effective January 1, 2017 and for a description of the accounting policy regarding acquisition costs.

The Company acquired 100% of the following properties during the years ended December 31, 2017 and 2016:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
2017 Acquisitions:
South Bay Distribution Center	1/4/2017	1	$12,262
Tempe Business Center	1/5/2017	1	9,775
Corona Industrial Center	1/12/2017	1	9,736
Sycamore Industrial Center	1/13/2017	3	16,321
Oakesdale Commerce Center	2/8/2017	1	6,833
Airways Distribution Center	2/24/2017	2	37,051
Tuscany Industrial Center	3/23/2017	1	6,913
Lanham Distribution Center	5/11/2017	1	13,554
Trade Zone Industrial Center	5/15/2017	1	3,853
Addison Distribution Center	6/14/2017	1	23,807
Rampart Industrial Center II	6/29/2017	1	10,026
Airpark Industrial Center	8/9/2017	1	7,472
Chandler Distribution Center	8/21/2017	1	10,534
Salt Lake City Distribution Center II	8/30/2017	1	8,239
360 Logistics Center	9/22/2017	3	65,988
Riverport Distribution Center	9/29/2017	1	10,498
Columbia Park Distribution Center	11/1/2017	3	45,397
Total 2017 Acquisitions		24	$298,259

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
2016 Acquisitions:
Northwest Industrial Center	1/5/2016	3	$28,435
Golden State Portfolio	1/12/2016	4	15,297
Victory Industrial Portfolio (2)	1/13/2016	5	58,820
GSW Distribution Center	1/27/2016	1	17,003
National Distribution Portfolio	1/29/2016	7	114,500
Lehigh Valley Distribution Center II (3)	3/7/2016	1	27,893
Kent Industrial Portfolio	3/28/2016	4	31,497
Auburn 167 Industrial Center	4/14/2016	3	21,989
Corona Industrial Center	4/27/2016	1	20,393
National Distribution Portfolio II	5/19/2016	7	187,500
Carlisle Distribution Center	5/19/2016	1	28,849
Central Valley Portfolio	5/24/2016	3	41,444
Cheyenne Distribution Center	5/25/2016	1	30,167
Peoria Distribution Center	6/15/2016	1	21,249
Trade Port Distribution Center II	6/17/2016	2	52,300
Northeast Distribution Portfolio (4)	6/20/2016	2	29,400
Pinnacle Distribution Center II	6/22/2016	1	33,600
Southeast Industrial Portfolio (5)	7/11/2016	3	76,115
Alessandro Distribution Center	7/20/2016	1	47,373
Lakeside Distribution Center	7/26/2016	1	16,336
Billings Industrial Portfolio	8/5/2016	2	20,050
Marley Neck Distribution Center	8/8/2016	1	17,525
Lakeside Commerce Center	8/16/2016	4	44,099
Corona Industrial Center II	9/13/2016	1	17,444
Park West Distribution Center	11/8/2016	1	25,240
Exeter Portfolio	11/22/2016	2	26,349
Other acquisitions (6)	Various	25	166,785
Total 2016 Acquisitions		88	$1,217,652

(1)
Total purchase price, which includes aggregate capitalized acquisition costs of $7.9 million for the year ended December 31, 2017, is equal to the total consideration paid. As of December 31, 2016, there were no acquisition costs capitalized. See “Note 2” for detail on the new accounting standard we adopted effective January 1, 2017 and for a description of the accounting policy regarding acquisition costs.

(2)	In November 2016, two of the buildings in this portfolio were sold to a third party. See “Note 4” for additional details on the dispositions.

(3)	Includes an additional land parcel acquisition in May 2016 for a purchase price of $0.4 million.

(4)	In December 2016, this portfolio was sold to a third party. See “Note 4” for additional details on the dispositions.

(5)	Includes an acquisition with debt assumed at fair value of $11.4 million.

(6)	In February 2017, two of the buildings included in other acquisitions were sold to a third party. See “Note 4” for additional details on the dispositions.
Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with the 2017, as of the respective date of each acquisition, were 5.9 years.

4. REAL ESTATE DISPOSITIONS
During 2017, the Company sold to third parties the four industrial buildings that were classified as held for sale as of December 31, 2016, for net proceeds of approximately $15.8 million. Total disposition fees and expenses were $0.8 million, of which $0.4 million was paid to the Advisor. All of these buildings were located in the Atlanta market. The Company recorded a total net gain of approximately $0.1 million related to the disposal of these properties.
During 2016, the Company sold to third parties five industrial buildings for net proceeds of approximately $54.2 million. Total disposition fees and expenses were $2.8 million, of which $1.4 million was paid to the Advisor. Of these dispositions: (i) two buildings were located in the Atlanta market; (ii) one building was located in the San Antonio market; (iii) one building located in the Oklahoma City market; and (iv) one building was located in the Connecticut market. The Company recorded a total net gain of $1.4 million related to the disposal of these properties.
Gains on the disposition of real estate properties are recorded when the recognition criteria have been met, generally at the time title is transferred, and the Company no longer has substantial continuing involvement with the real estate sold.
5. INVESTMENT IN REAL ESTATE PROPERTIES
As of December 31, 2017 and 2016, the Company’s consolidated investment in real estate properties consisted of 235 and 215 industrial buildings, respectively. As of December 31, 2016, the Company had classified four industrial buildings as held for sale, which are not included in the following tables. See “Note 7” below for additional information related to assets held for sale.

	As of
(in thousands)	December 31, 2017	December 31, 2016
Land	$771,613	$684,280
Building and improvements	1,919,580	1,686,929
Intangible lease assets	239,190	219,512
Construction in progress	14,002	13,843
Investment in real estate properties (1)	2,944,385	2,604,564
Less accumulated depreciation and amortization	(238,041)	(126,235)
Net investment in real estate properties	$2,706,344	$2,478,329

(1)
As of December 31, 2017, the Company had capitalized approximately $7.9 million of acquisition costs. As of December 31, 2016, there were no acquisition costs capitalized. See “Note 2” for detail on the new accounting standard we adopted effective January 1, 2017 and for a description of the accounting policy regarding acquisition costs.

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of December 31, 2017 and 2016 include the following:

	As of December 31, 2017			As of December 31, 2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$227,922	$(103,979)	$123,943	$208,361	$(59,226)	$149,135
Above-market lease assets (1)	11,268	(5,212)	6,056	11,151	(3,143)	8,008
Below-market lease liabilities (2)	(33,278)	13,755	(19,523)	(30,929)	7,798	(23,131)

(1)	Included in net investment in real estate properties on the consolidated balance sheets.

(2)	Included in other liabilities on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2017, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
2018	$37,859	$1,782	$(5,287)
2019	27,245	1,126	(4,223)
2020	19,559	812	(3,331)
2021	14,080	733	(2,557)
2022	9,175	649	(1,636)
Thereafter	16,025	954	(2,489)
Total	$123,943	$6,056	$(19,523)

Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2017, excluding rental revenues from the potential renewal or replacement of existing leases and from future tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
2018	$165,035
2019	151,595
2020	127,369
2021	105,415
2022	77,596
Thereafter	151,822
Total	$778,832
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$7,815	$9,571	$3,868
Above-market lease amortization	(2,068)	(2,438)	(742)
Below-market lease amortization	6,371	5,503	2,140
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$64,985	$49,915	$14,593
Intangible lease asset amortization	46,664	46,714	13,632

Real Property Impairment
For the year ended December 31, 2016, the Company recorded approximately $2.7 million of non-cash impairment charges related to four wholly-owned properties that it acquired as part of a portfolio purchase in the Atlanta market. Due to a change in management’s estimate of the intended hold period of these properties, the Company reevaluated the fair value of the properties and determined that the net book value of the properties exceeded the estimated future undiscounted cash flows and the estimated liquidation value less costs to sell the properties, resulting in the impairment. The Company determined that its impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See “Note 2” for further discussion of the fair value hierarchy. There were no impairment charges recorded for the years ended December 31, 2017 and 2015.
6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company has entered into joint ventures with third-party investors for purposes of investing in industrial properties located in certain major U.S. distribution markets. The Company reports its investment for the Build-To-Core I Partnership LP (the “BTC I Partnership”) and the Build-To-Core II Partnership LP (the “BTC II Partnership”), under the equity method on its consolidated balance sheets due to the fact that the Company maintains significant influence in each partnership. The following table summarizes the Company’s investment in the unconsolidated joint ventures:

	As of				Investment in Unconsolidated Joint Ventures as of
	December 31, 2017		December 31, 2016
($ in thousands)	Ownership Percentage	Number of Buildings	Ownership Percentage	Number of Buildings	December 31, 2017	December 31, 2016
BTC I Partnership	20%	33	20%	27	$97,359	$69,695
BTC II Partnership	13%	10	—	—	9,272	—
Total joint ventures		43		27	$106,631	$69,695
7. ASSETS HELD FOR SALE
As of December 31, 2016, the Company had four industrial buildings that met the criteria to be classified as held for sale. The following table summarizes the amounts held for sale as of December 31, 2016. The Company subsequently sold the buildings held for sale in February 2017. See “Note 4” for additional information. The Company did not have any buildings that met the criteria to be classified as held for sale as of December 31, 2017.

	As of
(in thousands)	December 31, 2017	December 31, 2016
Real estate investment, net	$—	$15,532
Straight-line receivables	—	93
Assets held for sale	$—	$15,625
Intangible lease liabilities, net	—	110
Other liabilities	—	157
Liabilities related to assets held for sale	$—	$267

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

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	December 31, 2017	December 31, 2016	Maturity Date	December 31, 2017	December 31, 2016
Line of credit (1)	2.81%	2.44%	January 2020	$275,000	$181,000
Term loan (2)	2.65	2.65	January 2021	350,000	350,000
Term loan (3)	3.46	2.67	May 2022	150,000	150,000
Fixed-rate mortgage notes (4)	3.36	3.31	July 2020 - December 2025	722,880	617,880
Total principal amount / weighted-average (5)	3.10%	2.94%		$1,497,880	$1,298,880
Less unamortized debt issuance costs				$(8,735)	$(10,238)
Total debt, net				$1,489,145	$1,288,642

Gross book value of properties encumbered by debt				$1,153,150	$986,818

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this line of credit. As of December 31, 2017, the unused and available portions under the line of credit were both $225.0 million. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

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

(4)
Interest rates range from 2.94% to 3.65%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $97.0 million as of both December 31, 2017 and December 31, 2016. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(5)	The weighted-average remaining term of the Company’s consolidated debt was approximately 4.6 years as of December 31, 2017, excluding any extension options on the line of credit.

As of December 31, 2017, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
2018	$—	$—	$1,354	$1,354
2019	—	—	2,191	2,191
2020	275,000	—	15,259	290,259
2021	—	350,000	6,047	356,047
2022	—	150,000	83,579	233,579
Thereafter	—	—	614,450	614,450
Total principal payments	$275,000	$500,000	$722,880	$1,497,880

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
Debt Covenants
The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of December 31, 2017.
Derivative Instruments
To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. As of December 31, 2017, the Company had 11 outstanding interest rate swap agreements, which were associated with $597.0 million of debt, that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.
The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2017, 2016 and 2015, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s consolidated balance sheets:

			Fair Value as of
	Notional Amount	Balance Sheet Location	December 31, 2017	December 31, 2016
(in thousands)
Interest rate swaps	$596,980	Other assets	$16,872	$14,091

The following table presents the effect of the Company’s cash flow hedges on the Company’s consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Interest rate swaps:
Income recognized in AOCI (effective portion)	$3,452	$12,217	$—
(Income) loss reclassified from AOCI into income (effective portion)	(671)	1,874	—
Net other comprehensive income	$2,781	$14,091	$—
9. FAIR VALUE
The Company estimates the fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that the Company would realize upon disposition.
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2017
Assets
Derivative instruments	$—	$16,872	$—	$16,872
Total assets measured at fair value	$—	$16,872	$—	$16,872
December 31, 2016
Assets
Derivative instruments	$—	$14,091	$—	$14,091
Total assets measured at fair value	$—	$14,091	$—	$14,091
As of December 31, 2017, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.
The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:
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

Nonrecurring Fair Value Measurements
As of December 31, 2017 and 2016, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2017		As of December 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Line of credit	$275,000	$275,000	$181,000	$181,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	722,880	708,615	617,880	597,187
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
10. INCOME TAXES
The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2017, 2016 and 2015. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination by the taxing authority is 2012.

Distributions
Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. Under the new tax laws effective January 1, 2018, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. This eligibility for a 20% deduction will expire as of 2025. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The following table summarizes the information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
(unaudited)	2017	2016	2015
Ordinary income	33.05%	29.13%	71.88%
Non-taxable return of capital	52.10	70.87	28.12
Long-term capital gain	14.85	—	—
Total distribution	100.00%	100.00%	100.00%
11. STOCKHOLDERS’ EQUITY
Initial Public Offering
On September 27, 2012, the Company filed a registration statement with the SEC on Form S-11 in connection with its initial public offering of up to $2.0 billion in shares of common stock (the “Offering”). The registration statement was subsequently declared effective on July 24, 2013. Pursuant to its registration statement, the Company offered for sale up to $2.0 billion in shares of its common stock. Black Creek Capital Markets, LLC, (the “Dealer Manager”), a related party, has provided dealer manager services in connection with the Offering.
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

On June 30, 2017, the Company terminated the primary portion of the Offering. The Company is continuing to offer and sell shares of its common stock pursuant to its distribution reinvestment plan at a price equal to its most recently determined NAV per share. The Company may terminate its distribution reinvestment plan offering at any time.
On December 14, 2017, the Company’s board of directors unanimously approved an estimated NAV of our common stock of $11.11 per share based on the number of shares issued and outstanding as of November 30, 2017. Our valuation procedures and our NAV are not subject to GAAP and are not subject to independent audit. Accordingly, starting with distributions declared for the fourth quarter of 2017, which were paid in January 2018, participants in the Company’s distribution reinvestment plan will have their distributions reinvested in shares of the same class as the shares on which the distributions are made at a price equal to the most recently determined estimated NAV of $11.11 per share.
The Class A shares and Class T shares have identical rights and privileges, including voting rights, but have differing fees that are payable on a class-specific basis as described in “Note 13.” The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares. The Company’s shares of common stock consist of Class A shares and Class T shares, all of which are collectively referred to herein as shares of common stock.
A summary of the Company’s public offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)), as of December 31, 2017, is as follows:

(in thousands)	Class A	Class T	Total
Amount of gross proceeds raised:
Primary offering	$1,016,951	$671,137	$1,688,088
DRIP	63,409	25,170	88,579
Total offering	$1,080,360	$696,307	$1,776,667
Number of shares sold:
Primary offering	99,982	67,758	167,740
DRIP	6,475	2,576	9,051
Total offering	106,457	70,334	176,791

Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class A	Class T	Total
(in thousands)	Shares	Shares	Shares
Balance as of December 31, 2014	23,030	—	23,030
Issuance of common stock:
Primary shares	60,578	18,390	78,968
DRIP shares	994	—	994
Stock grants	79	—	79
Redemptions	(83)	—	(83)
Forfeitures	(3)	—	(3)
Balance as of December 31, 2015	84,595	18,390	102,985
Issuance of common stock:
Primary shares	12,797	38,900	51,697
DRIP shares	2,469	782	3,251
Stock grants	118	—	118
Redemptions	(587)	(40)	(627)
Forfeitures	(18)	—	(18)
Balance as of December 31, 2016	99,374	58,032	157,406
Issuance of common stock:
Primary shares	3,696	10,468	14,164
DRIP	2,910	1,794	4,704
Stock grants	151	—	151
Redemptions	(1,537)	(369)	(1,906)
Forfeitures	(5)	—	(5)
Balance as of December 31, 2017	104,589	69,925	174,514

Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended as of the dates set forth below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2017
December 31	$0.14250	$10,933	$12,212	$1,781	$24,926
September 30	0.14250	10,820	12,242	1,764	24,826
June 30	0.14250	10,349	11,868	1,630	23,847
March 31	0.14250	9,902	11,447	1,495	22,844
Total		$42,004	$47,769	$6,670	$96,443
2016
December 31	$0.13515	$8,840	$10,271	$1,286	$20,397
September 30	0.13515	8,147	9,638	1,069	18,854
June 30	0.13515	7,534	9,042	876	17,452
March 31	0.13515	6,788	8,040	622	15,450
Total		$31,309	$36,991	$3,853	$72,153

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share and per Class T share of common stock. The quarterly distributions paid with respect to Class T shares of common stock are reduced by the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis).

(2)
Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares issued in the primary portion of the Offering only. Refer to “Note 13” for further detail regarding distribution fees.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Number of eligible shares redeemed	1,906	605	105
Aggregate amount of shares redeemed	$18,345	$5,887	$1,034
Average redemption price per share	$9.62	$9.73	$9.85
12. NONCONTROLLING INTERESTS
Special Units
In September 2012, the Operating Partnership issued 100 partnership units (“Special Units”) to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from asset dispositions or upon other events. In general, after holders of OP Units, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holder of OP units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.
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
Subsidiary REITs
During the year ended December 31, 2016, the Company acquired controlling interests in four Subsidiary REITs that each own one building for a total aggregate purchase price of approximately $106.3 million. The Company indirectly owned and controlled the respective managing member of each of the Subsidiary REITs. Noncontrolling interests represent the portion of equity in the Subsidiary REITs that the Company does not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as noncontrolling interests within permanent equity. The noncontrolling interests consisted of redeemable preferred shares with a 12.5% annual preferred dividend. Collectively, the Subsidiary REITs had 500 preferred shares issued and outstanding at a par value of $1,000 per share, for an aggregate amount of $0.5 million. The preferred shares were non-voting and had no rights to income or loss. On November 20, 2017, the preferred shares were redeemed by the respective Subsidiary REITs for $1,000 per share, plus accumulated and unpaid dividends and a redemption premium, for an aggregate amount of approximately $0.6 million. The Subsidiary REITs were subsequently dissolved.

13. RELATED PARTY TRANSACTIONS
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
Sales Commissions. Sales commissions were payable to the Dealer Manager, all of which were reallowed to participating unaffiliated broker dealers, and were equal to up to 7.0% and 2.0% of the gross proceeds from the sale of Class A shares and Class T shares, respectively, in the primary offering.
Dealer Manager Fees. Dealer manager fees were payable to the Dealer Manager, a portion of which were reallowed to unaffiliated participating broker dealers, and were equal to up to 2.5% and 2.0% of the gross proceeds from the sale of Class A shares and Class T shares, respectively, in the primary offering.
Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to Class T shares issued in the primary portion of the Offering only. All or a portion of the distribution fees are typically reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of (i) the current gross offering price per Class T share, or (ii) if the Company is no longer offering shares in a public offering, the estimated per share value of Class T shares. If the Company is no longer offering shares in a public offering, but has not reported an estimated per share value subsequent to the termination of the Offering, then the gross offering price in effect immediately prior to the termination of the Offering will be deemed the estimated per share value for purposes of the prior sentence. If the Company reports an estimated per share value prior to the termination of the Offering, the distribution fee will continue to be calculated as a percentage of the then current gross offering price per Class T share until the Company reports an estimated per share value following the termination of the Offering, which is the case as of the date of this report, at which point the distribution fee will be calculated based on the new estimated per share value. In the event an estimated per share value reported after termination of the Offering changes, the distribution fee will change immediately with respect to all outstanding Class T shares issued in the primary offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share was issued.
All shares of a particular class will receive the same quarterly per share distribution, including shares issued pursuant to the Company’s distribution reinvestment plan. The quarterly distributions paid with respect to all outstanding Class T shares will be reduced by the monthly distribution fees calculated with respect to Class T shares issued in the primary offering. The Company does not pay distribution fees with respect to the sale of shares issued pursuant to the Company’s distribution reinvestment plan or shares issued as stock dividends, although the amount of distribution fees payable with respect to Class T shares sold in its primary offering will be allocated among all Class T shares, including shares issued pursuant to the Company’s distribution reinvestment plan and those issued as stock dividends, if any. The Company will cease paying distribution fees with respect to all Class T shares on the earliest to occur of the following: (i) a listing of shares of the Company’s common stock on a national securities exchange; (ii) such Class T shares no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A shares and Class T shares would be in excess of 10.0% of the gross proceeds of the primary portion of the Offering; or (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that total underwriting compensation, including dealer manager fees, sales commissions, and distribution fees with respect to the Class T shares held by a stockholder within his or her particular account, would be in excess of 10.0% of the total gross investment amount at the time of purchase of the primary Class T shares held in such account.

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
Organization and Offering Expenses. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed the 2.0% organization and offering expense reimbursement for the Company’s public offerings, without recourse against or reimbursement by the Company. Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company does not raise additional offering proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering costs are recorded as a reduction of gross offering proceeds in additional paid-in capital.

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
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of
				December 31, 2017	December 31, 2016
(in thousands)	2017	2016	2015
Expensed:
Acquisition fees (1)	$—	$24,489	$22,390	$—	$—
Asset management fees (2)	22,470	17,775	5,532	54	1,745
Asset management fees related to dispositions (3)	496	2,867	—	—	1,015
Other expense reimbursements (4)	4,301	3,445	1,732	605	383
Total	$27,267	$48,576	$29,654	$659	$3,143
Capitalized:
Acquisition fees (1)	$6,148	—	—	$132	—
Development acquisition fees (5)	778	236	282	98	14
Total	$6,926	$236	$282	$230	$14
Additional Paid-In Capital:
Sales commissions	$4,491	$16,321	$45,822	—	—
Dealer manager fees	3,026	10,981	19,033	—	1
Offering costs	4,415	8,802	16,048	116	984
Distribution fees (6)	5,790	30,805	148	26,684	27,419
Total	$17,722	$66,909	$81,051	$26,800	$28,404

(1)
See “Note 2” for detail on the new accounting standard we adopted effective January 1, 2017 and for a description of the accounting policy regarding acquisition costs. Amounts also include the Company’s proportionate share of acquisition fees relating to the joint ventures, which is included in investment in unconsolidated joint ventures on the Company’s consolidated balance sheets.

(2)	Includes asset management fees other than asset management fees related to dispositions.

(3)	Fees are netted against the respective gain and are included in the related net gain amount on the consolidated statements of operations.

(4)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement, and is included in general and administrative expenses on the Company’s consolidated statements of operations. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to activities for which the Advisor does not otherwise receive a separate fee. A portion of compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its consolidated statements of operations. The Company reimbursed the Advisor approximately $4.0 million, $3.0 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to these compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(5)
Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s consolidated balance sheets. Amounts also include the Company’s proportionate share of development acquisition fees relating to the joint ventures, which is included in investment in unconsolidated joint ventures on the Company’s consolidated balance sheets.

(6)
The distribution fees accrue daily and are payable monthly in arrears. As of December 31, 2017 and 2016, the monthly amount of distribution fees payable of $0.6 million and $0.5 million, respectively, is included in distributions payable on the consolidated balance sheets. Additionally, the Company accrues for future estimated amounts payable based on the shares outstanding as of the balance sheet date. As of December 31, 2017 and 2016, the future estimated amounts payable of $26.1 million and $27.0 million, respectively, are included in due to affiliates on the consolidated balance sheets, and includes an immaterial amount related to prior periods.

Joint Ventures. Each of the BTC I Partnership and the BTC II Partnership (described in “Note 6”) pay fees to a wholly-owned subsidiary of the Advisor that is a special limited partner in the respective joint venture for providing advisory services to the respective joint venture. These advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. In addition, the partnership agreements for the joint ventures contain procedures for making distributions to the parties, including incentive distributions to the special limited partner (which is a subsidiary of the Advisor), which are subject to certain return thresholds being achieved. The obligations of the subsidiaries of the Advisor to provide advisory services to the respective joint ventures will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for “cause,” the respective subsidiaries of the Advisor will have the option, in their sole discretion, to seek to become the administrative general partner of the respective joint venture; subject to certain conditions. If the subsidiary of the Advisor is made the administrative general partner, then the subsidiary will continue to provide the advisory services and receive the same fees as those to which it was entitled prior to becoming the administrative general partner, but the subsidiary will not control or manage the respective joint venture.
As a result of the payment of the fees to the respective subsidiaries of the Advisor by the respective joint ventures, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the subsidiaries, and (ii) the percentage interest of the respective joint venture owned by the Company or any entity in which the Company owns an interest. Accordingly, with respect to each joint venture, the aggregate of all fees paid to the respective subsidiary of the Advisor will not, with respect to the interests in the joint venture held by the Company or any entity in which the Company owns an interest, exceed the aggregate amounts otherwise payable to the Advisor pursuant to the Advisory Agreement.
For the years ended December 31, 2017 and 2016, and for the period from February 12, 2015 through December 31, 2015, the joint ventures incurred in aggregate approximately $5.8 million, $3.6 million, and $2.6 million, respectively, in acquisition and asset management fees which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements. As of December 31, 2017 and 2016, the Company had amounts payable from the joint ventures of approximately $0.8 million and $0.3 million, respectively, which were recorded in due to affiliates on the consolidated balance sheets.

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
For the period beginning on July 1, 2015 and terminating on the earlier of the expiration or termination of the agreement, in no event will the aggregate of the waived asset management fees and the Deficiency support payments, when added to all amounts deferred or paid by the Advisor prior to August 14, 2015 under the prior versions of the Expense Support Agreement (approximately $5.4 million), exceed $30.0 million (the “Maximum Amount”). As of December 31, 2017, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $7.4 million. Of this amount, the Company has fully reimbursed the $5.4 million that was potentially reimbursable to the Advisor, and there are no additional amounts reimbursable to the Advisor under the Expense Support Agreement.
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

The table below provides information regarding the fees deferred or waived or expenses supported by the Advisor pursuant to the Expense Support Agreement, as well as any amounts reimbursed to the Advisor by the Company:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Asset management fees waived	$—	$267	$3,370
Other expenses supported	—	—	—
Reimbursement of previously deferred amounts	—	(5,378)	—
Total expense (repayment to) support from Advisor (1)	$—	$(5,111)	$3,370

(1)	No amounts were payable or receivable as of December 31, 2017. As of December 31, 2016, approximately $0.8 million of expense support was payable to the Company by the Advisor.
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
14. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Interest paid, net of capitalized interest	$39,354	$25,235	$5,411
Mortgage notes assumed on real estate acquisitions	—	11,400	—
Deconsolidation of net assets in connection with sale of ownership interest in unconsolidated joint venture	—	—	124,586
Distributions payable	23,757	19,609	10,304
Redemptions payable	4,729	2,495	208
Future estimated distribution fees payable	26,071	26,952	—
Distributions reinvested in common stock	45,828	32,163	9,601
Non-cash capital expenditures	2,556	3,739	2,255

Restricted Cash
Restricted cash consists of cash held in escrow in connection with certain financing requirements and tenant improvements. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Beginning of period:
Cash and cash equivalents	$8,358	$7,429	$8,119
Restricted cash	80	3,580	—
Cash, cash equivalents and restricted cash	$8,438	$11,009	$8,119
End of period:
Cash and cash equivalents	$5,397	$8,358	$7,429
Restricted cash	65	80	3,580
Cash, cash equivalents and restricted cash	$5,462	$8,438	$11,009
15. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.
Environmental Matters
A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2017.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2017
Total revenues	$54,572	$55,110	$56,686	$56,990
Total operating expenses	$(49,669)	$(49,135)	$(51,738)	$(50,821)
Total other expenses	$(9,972)	$(9,896)	$(10,477)	$(9,882)
Total expense support from (repayment to) Advisor	$—	$—	$—	$—
Net loss	$(5,069)	$(3,921)	$(5,529)	$(3,713)
Net loss attributable to common stockholders	$(5,085)	$(3,936)	$(5,545)	$(3,751)
Net loss per common share - basic and diluted (1)	$(0.03)	$(0.02)	$(0.03)	$(0.02)
Weighted-average shares outstanding	160,296	167,341	174,300	174,926
2016
Total revenues	$33,252	$40,447	$50,207	$52,383
Total operating expenses	$(42,914)	$(54,901)	$(55,408)	$(53,353)
Total other expenses	$(4,611)	$(5,772)	$(8,939)	$(8,575)
Total expense support from (repayment to) Advisor	$267	$(1,431)	$(3,947)	$—
Net loss	$(14,006)	$(21,657)	$(18,087)	$(9,545)
Net loss attributable to common stockholders	$(14,006)	$(21,657)	$(18,102)	$(9,561)
Net loss per common share - basic and diluted (1)	$(0.12)	$(0.17)	$(0.13)	$(0.06)
Weighted-average shares outstanding	114,323	129,118	139,486	150,913

(1)
Quarterly net loss per common share amounts do not total the annual net loss per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net loss per share calculation.

17. SUBSEQUENT EVENTS
BTC II Partnership Sell Down
On January 31, 2018, IPT BTC II LP LLC (the “IPT Limited Partner”) sold and assigned a portion of its ownership interest in the BTC II Partnership to the QuadReal Limited Partner in an amount equal to a 5.0% interest in the BTC II Partnership for a purchase price equal to approximately $4.2 million. Prior to the sale, the IPT Limited Partner owned a 13.0% interest in the BTC II Partnership and, after the sale, the IPT Limited Partner, together with IPT BTC II GP LLC owns an 8.0% interest in the BTC II Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

10.5
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

10.7
Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan. Incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.8
Form of Director Stock Grant Agreement for Equity Incentive Plan. Incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.9
Form of Restricted Stock Grant Agreement for Consultants for Equity Incentive Plan. Incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on April 17, 2015.

10.10
Second Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of August 14, 2015, among Industrial Property Trust, Inc., as general partner, and the Limited Partners thereto. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.11
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

10.12
Third Amended and Restated Waiver and Expense Support Agreement, effective as of August 14, 2015, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2015.

10.13
Amendment No. 2 to the Selected Dealer Agreement, dated as of August 28, 2015, by and among Industrial Property Trust Inc., Industrial Property Advisors LLC, Black Creek Capital Markets, LLC (formerly known as Dividend Capital Securities LLC) and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2015.

10.14
Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and John S. Hagestad as of September 2, 2015. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.15
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

10.16
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
10.17
Interest Purchase Agreement, dated December 28, 2015, by and between bcIMC (USA) Realty Div 2A LLC and IPT BTC I LP LLC. Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016.

10.18
Amendment No. 3 to the Selected Dealer Agreement, dated as of April 11, 2016, by and among Industrial Property Trust Inc., Industrial Property Advisors LLC, Black Creek Capital Markets, LLC (formerly known as Dividend Capital Securities LLC) and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.19
Purchase and Sale Agreement, dated April 21, 2016, by and among IPT Acquisitions LLC, AP Redlands LLC, AP Barrett Lakes 2700 LLC, AP Barrett Lakes 2750 LLC, AP Barrett Lakes 2850 LLC, AP Taylor Road LLC, AP Omega Parkway LLC, and AP Jamesburg Drive LLC. Incorporated by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.20
Fifth Amended and Restated Advisory Agreement, dated as of August 12, 2017, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017.

10.21
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

10.22
Second Amended and Restated Agreement by and among IPT BTC I GP LLC, Industrial Property Advisors Sub I LLC, and Industrial Property Advisors LLC, dated as of September 15, 2016. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.23
Letter Agreement Regarding Drag-Along Rights, dated as of September 15, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC and Industrial Property Advisors Sub I LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.24
Amendment No. 4 to Selected Dealer Agreement, dated as of October 28, 2016 and effective as of January 1, 2017, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Black Creek Capital Markets, LLC (formerly known as Dividend Capital Securities LLC), Industrial Property Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 3, 2016.

10.25
Cost Reimbursement Agreement, dated as of October 28, 2016 and effective as of January 1, 2017, by and between Industrial Property Trust Inc., Industrial Property Advisors LLC, Black Creek Capital Markets, LLC (formerly Dividend Capital Securities LLC), Industrial Property Advisors Group LLC, and American Enterprise Investment Services Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 3, 2016.

10.26*
Fourth Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated December 30, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, Industrial Property Advisors Sub I LLC, bcIMC (WCBAF) Realpool Global Investment Corporation, bcIMC (College) US Realty Inc., bcIMC (Municipal) US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., and bcIMC (Hydro) US Realty Inc.

10.27
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

10.28
Agreement, dated as of May 19, 2017, by and among IPT BTC II GP LLC and Industrial Property Advisors Sub III LLC. Incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.

10.29*
Third Amendment to Third Amended and Restated Credit Agreement, dated October 31, 2017, by and among Industrial Property Operating Partnership LP; several banks, financial institutions and other entities referred to in the signature pages to the agreement; and JPMorgan Chase Bank, N.A.

21.1*	List of Subsidiaries of Industrial Property Trust Inc.

EXHIBIT NUMBER	DESCRIPTION
23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Industrial Property Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 8, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

INDUSTRIAL PROPERTY TRUST INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2017 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties:
West Valley Distribution Center in Kent, WA	1	$—	$3,051	$4,801	$7,852	$409	$3,051	$5,210	$8,261	$(1,645)	1/15/2014	1-20
Century Distribution Center in Houston, TX	1	(1)	2,854	8,658	11,512	—	2,854	8,658	11,512	(1,080)	3/17/2014	1-40
Oakesdale Commerce Center in Renton, WA	1	—	1,483	2,518	4,001	94	1,483	2,612	4,095	(480)	3/28/2014	1-40
Medley Distribution Center in Medley, FL	1	—	1,090	2,970	4,060	128	1,090	3,098	4,188	(668)	5/9/2014	1-40
Rialto Distribution Center in Rialto, CA	1	(1)	6,575	13,375	19,950	73	6,575	13,448	20,023	(1,783)	6/6/2014	1-40
Palm Beach Commerce Center in Boca Raton, FL	1	—	1,425	5,775	7,200	37	1,425	5,812	7,237	(1,204)	6/20/2014	1-20
Windham Industrial Center in Romeoville, IL	1	(1)	2,808	8,092	10,900	832	2,808	8,924	11,732	(1,719)	6/30/2014	1-30
Corridor Industrial Center in Savage, MD	1	—	4,247	5,634	9,881	109	4,247	5,743	9,990	(1,236)	9/16/2014	1-20
O'Hare Distribution Center in Elmhurst, IL	1	(1)	11,140	15,810	26,950	8	11,140	15,818	26,958	(3,007)	9/17/2014	1-40
Lehigh Valley Commerce Center in Kutztown, PA	1	—	1,545	4,456	6,001	(1)	1,545	4,455	6,000	(771)	9/25/2014	1-30
Corridor Industrial Center II in Savage, MD	3	—	11,500	15,297	26,797	1,158	11,500	16,455	27,955	(4,147)	9/29/2014	1-20
Bolingbrook Industrial Center in Bolingbrook, IL	1	—	1,124	2,963	4,087	10	1,124	2,973	4,097	(935)	9/30/2014	1-20
Normal Junction Commerce Center in Tempe, AZ	2	—	2,780	9,673	12,453	328	2,780	10,001	12,781	(2,251)	10/21/2014	1-20
Mechanicsburg Distribution Center in Mechanicsburg, PA	1	—	1,931	6,444	8,375	533	1,931	6,977	8,908	(1,467)	10/23/2014	1-20
West Valley Distribution Center II in Kent, WA	2	—	1,885	4,002	5,887	862	1,885	4,864	6,749	(1,205)	10/24/2014	1-20
CentrePort Distribution Center in Fort Worth, TX	1	(1)	2,795	13,898	16,693	313	2,795	14,211	17,006	(3,533)	10/31/2014	1-20
Tacoma Commerce Center in Tacoma, WA	1	—	1,808	1,542	3,350	108	1,808	1,650	3,458	(429)	10/31/2014	1-20
Richmond Distribution Center in Richmond, CA	1	—	8,185	10,165	18,350	3,465	8,185	13,630	21,815	(2,995)	10/31/2014	1-20
Auburn Industrial Center in Auburn, WA	1	—	2,576	5,274	7,850	510	2,576	5,784	8,360	(1,328)	11/12/2014	1-30
Dorsey Run Distribution Center in Elkridge, MD	1	—	3,123	3,962	7,085	218	3,123	4,180	7,303	(735)	12/9/2014	1-30
Portland Industrial Center in Portland, OR	10	—	18,422	38,814	57,236	15,889	18,422	54,703	73,125	(9,982)	12/18/2014, 4/18/2016	1-20
Newark Distribution Center in Newark, NJ	1	—	8,523	11,389	19,912	1,139	8,523	12,528	21,051	(2,255)	1/6/2015	1-20
Totowa Commerce Center in Totowa, NJ	1	—	10,715	15,535	26,250	78	10,715	15,613	26,328	(2,936)	1/23/2015	1-20
8A Distribution Center in Monroe, NJ	1	—	7,949	15,525	23,474	1,491	7,949	17,016	24,965	(2,528)	2/2/2015	1-30
Bayport Distribution Center in Pasadena, TX	2	(1)	4,807	34,408	39,215	2,532	4,807	36,940	41,747	(3,641)	2/17/2015	1-40
Mesa Distribution Center in Mesa, AZ	1	—	1,559	4,941	6,500	—	1,559	4,941	6,500	(724)	3/4/2015	1-30
Iron Run Distribution Center II in Allentown, PA	1	—	2,857	6,566	9,423	586	2,857	7,152	10,009	(1,724)	4/17/2015	1-20
Hayward Industrial Center in Hayward, CA	1	—	1,214	1,841	3,055	90	1,214	1,931	3,145	(447)	4/27/2015	1-20
Drew Court Commerce Center in King of Prussia, PA	2	—	3,716	8,184	11,900	1,082	3,716	9,266	12,982	(2,500)	4/30/2015	1-20
8A Distribution Center II in Monroe, NJ	1	—	5,516	9,934	15,450	—	5,516	9,934	15,450	(1,472)	5/1/2015	1-20
Livermore Distribution Center in Livermore, CA	1	(1)	4,885	20,871	25,756	222	4,885	21,093	25,978	(3,143)	5/1/2015	1-30
Chastain Meadows Distribution Center in Kennesaw, GA	5	—	5,362	40,288	45,650	695	5,362	40,983	46,345	(6,202)	6/1/2015	1-40
Auburn Distribution Center in Auburn, WA	1	—	3,984	13,031	17,015	754	3,984	13,785	17,769	(1,994)	6/10/2015	1-20
North Atlanta Portfolio in Atlanta, GA	2	—	1,409	6,352	7,761	839	1,409	7,191	8,600	(972)	6/17/2015	1-30

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2017 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties:
Richmond Distribution Center II in Richmond, CA	1	—	4,160	9,000	13,160	3	4,160	9,003	13,163	(1,030)	6/22/2015	1-30
Carol Stream Distribution Center in Carol Stream, IL	1	—	7,136	14,264	21,400	78	7,136	14,342	21,478	(2,074)	7/20/2015	1-30
Houston Industrial Portfolio in Houston, TX	4	—	12,027	42,485	54,512	207	12,027	42,692	54,719	(4,507)	7/30/2015, 9/25/2015, 2/25/2016	1-40
Wilson Commerce Center in Nashville, TN	1	—	1,897	26,002	27,899	519	1,897	26,521	28,418	(3,307)	8/7/2015	1-40
North Kent Industrial Center in Kent, WA	2	—	4,065	6,281	10,346	98	4,065	6,379	10,444	(1,251)	8/7/2015	1-20
Long Beach Industrial Center in Long Beach, CA	2	—	4,306	4,594	8,900	150	4,306	4,744	9,050	(751)	8/12/2015	1-20
Kelley Point Distribution Center in Portland, OR	5	—	12,710	60,850	73,560	1,219	12,710	62,069	74,779	(8,569)	9/9/2015	1-40
Aurora Distribution Center in Aurora, IL	1	—	4,007	16,993	21,000	85	4,007	17,078	21,085	(1,824)	9/21/2015	1-30
Junction Industrial Center in Annapolis Junction, MD	1	—	1,934	3,066	5,000	14	1,934	3,080	5,014	(499)	9/24/2015	1-20
Demarest Distribution Center in Wayne, NJ	1	—	3,831	5,110	8,941	—	3,831	5,110	8,941	(554)	10/7/2015	1-30
Salt Lake City Distribution Center in Salt Lake City, UT	1	—	3,514	13,261	16,775	6,608	3,514	19,869	23,383	(1,500)	10/23/2015	1-30
Auburn Distribution Center II in Auburn, WA	1	—	6,159	4,941	11,100	84	6,159	5,025	11,184	(470)	11/2/2015	1-30
York Distribution Center in York, PA	1	—	4,378	12,022	16,400	169	4,378	12,191	16,569	(1,796)	11/10/2015	1-20
Etiwanda Industrial Center in Ontario, CA	3	—	8,916	8,257	17,173	372	8,916	8,629	17,545	(1,584)	11/13/2015	1-20
Cincinnati Industrial Center in Cincinnati, OH	4	—	3,595	30,857	34,452	1,128	3,595	31,985	35,580	(4,668)	11/23/2015	1-30
Belt Line Distribution Center in Carrollton, TX	1	—	1,530	8,070	9,600	340	1,530	8,410	9,940	(866)	12/1/2015	1-30
Mid Counties Distribution Center in Santa Fe Springs, CA	1	—	8,418	9,783	18,201	(1)	8,418	9,782	18,200	(990)	12/1/2015	1-30
Airwest Distribution Center I in Plainfield, IN	1	—	1,505	13,095	14,600	84	1,505	13,179	14,684	(1,503)	12/14/2015	1-40
Airwest Distribution Center II in Plainfield, IN	1	—	700	6,044	6,744	1	700	6,045	6,745	(363)	12/15/2015	1-40
Chicago Industrial Portfolio in Chicago, IL	5	—	16,711	52,889	69,600	(230)	16,711	52,659	69,370	(4,809)	12/17/2015	1-40
Atlanta Industrial Portfolio in Atlanta, GA	12	—	9,268	50,492	59,760	1,855	9,268	52,347	61,615	(8,004)	12/17/2015	1-30
Lehigh Valley Distribution Center in Bethlehem, PA	1	—	9,485	28,115	37,600	230	9,485	28,345	37,830	(3,547)	12/22/2015	1-30
Valencia Industrial Center in Valencia, CA	1	—	3,327	7,673	11,000	234	3,327	7,907	11,234	(670)	12/22/2015	1-30
Phoenix Industrial Portfolio in Phoenix, AZ	5	—	8,722	29,261	37,983	12	8,722	29,273	37,995	(4,120)	12/22/2015	1-40
Golden State Portfolio Central Valley in Bakersfield, CA	2	—	2,466	15,633	18,099	116	2,466	15,749	18,215	(1,617)	12/23/2015	1-30
Golden State Portfolio South LA in Chula Vista, CA	2	—	6,345	15,043	21,388	223	6,345	15,266	21,611	(2,550)	12/23/2015	1-20
Golden State Portfolio East Bay Area in Newark, CA	2	—	44,715	32,517	77,232	3,019	44,715	35,536	80,251	(6,287)	12/23/2015	1-20
Golden State Portfolio Central LA in Pico Rivera, CA	1	—	11,769	1,118	12,887	162	11,769	1,280	13,049	(259)	12/23/2015	1-20
Golden State Portfolio South Bay Area in San Jose, CA	7	—	32,138	22,007	54,145	101	32,138	22,108	54,246	(3,993)	12/23/2015, 1/12/2016	1-20
Northwest Industrial Center in Houston, TX	11	—	29,206	36,307	65,513	1,150	29,206	37,457	66,663	(5,811)	12/29/2015, 1/5/2016	1-40
Victory Industrial Portfolio in Houston, TX	1	—	2,572	11,401	13,973	—	2,572	11,401	13,973	(760)	1/13/2016	1-40
Victory Industrial Portfolio in Dallas/Ft. Worth, TX	1	—	2,781	20,280	23,061	(1)	2,781	20,279	23,060	(1,267)	1/13/2016	1-40

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2017 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties:
Victory Industrial Portfolio in Louisville, KY	1	—	900	7,672	8,572	15	900	7,687	8,587	(588)	1/13/2016	1-40
GSW Distribution Center in Dallas/Ft. Worth, TX	1	—	3,676	13,327	17,003	3,763	3,676	17,090	20,766	(905)	1/27/2016	1-40
National Distribution Portfolio in Stockton, CA	1	—	4,525	29,779	34,304	549	4,525	30,328	34,853	(3,926)	1/29/2016	1-20
National Distribution Portfolio in Indianapolis, IN	1	—	2,362	22,197	24,559	2,863	2,362	25,060	27,422	(1,664)	1/29/2016	1-30
National Distribution Portfolio in Memphis, TN	5	—	3,806	51,831	55,637	735	3,806	52,566	56,372	(6,003)	1/29/2016	1-40
Horizon Distribution Center in King of Prussia, PA	1	—	3,166	6,384	9,550	—	3,166	6,384	9,550	(830)	2/12/2016	1-20
Stockton Industrial Center in Stockton, CA	1	—	396	2,072	2,468	19	396	2,091	2,487	(231)	2/26/2016	1-30
Baseline Industrial Center in Phoenix, AZ	1	—	2,983	11,017	14,000	19	2,983	11,036	14,019	(910)	3/1/2016	1-30
Lehigh Valley Distribution Center II in Lehigh Valley, PA	1	—	7,093	20,800	27,893	2,370	7,093	23,170	30,263	(902)	3/7/2016, 5/20/2016	1-40
Stockton Industrial Center in Stockton, CA	1	—	486	2,014	2,500	339	486	2,353	2,839	(150)	3/23/2016	1-40
Lehigh Valley Business Center in Lehigh Valley, PA	4	—	4,179	8,206	12,385	814	4,179	9,020	13,199	(1,757)	3/24/2016	1-20
Kent Industrial Property in Seattle/Tacoma, WA	4	—	9,813	21,684	31,497	1,464	9,813	23,148	32,961	(3,169)	3/28/2016	1-20
O'Hare Industrial Center in Chicago, IL	1	—	3,178	5,622	8,800	161	3,178	5,783	8,961	(791)	3/31/2016	1-30
Auburn 167 Industrial Center in Seattle/Tacoma, WA	3	—	6,934	15,056	21,990	179	6,934	15,235	22,169	(1,811)	4/14/2016	1-30
Trade Port Distribution Center III in Louisville, KY	1	—	1,210	8,490	9,700	77	1,210	8,567	9,777	(1,115)	4/26/2016	1-30
Upland Distribution Center in Denver, CO	1	—	1,137	4,963	6,100	—	1,137	4,963	6,100	(712)	4/27/2016	1-20
Corona Industrial Center in Corona, CA	1	—	10,958	9,435	20,393	1,115	10,958	10,550	21,508	(928)	4/27/2016	1-40
Turnpike Industrial Center in Avenel, NJ	1	—	3,802	2,898	6,700	375	3,802	3,273	7,075	(523)	5/4/2016	1-20
National Distribution Portfolio II in Redlands, CA	1	—	15,951	20,439	36,390	259	15,951	20,698	36,649	(2,484)	5/19/2016	1-30
National Distribution Portfolio II in Kennesaw, GA	3	—	9,360	46,665	56,025	3,336	9,360	50,001	59,361	(5,349)	5/19/2016	1-30
National Distribution Portfolio II in Romeoville, IL	1	—	8,319	23,724	32,043	78	8,319	23,802	32,121	(2,458)	5/19/2016	1-30
National Distribution Portfolio II in Shepherdsville, KY	1	—	5,181	25,386	30,567	689	5,181	26,075	31,256	(2,677)	5/19/2016	1-30
National Distribution Portfolio II in Huntersville, NC	1	—	4,648	27,827	32,475	101	4,648	27,928	32,576	(2,898)	5/19/2016	1-30
Carlisle Distribution Center in Carlisle, PA	1	—	7,892	20,958	28,850	—	7,892	20,958	28,850	(1,977)	5/19/2016	1-30
Central Valley Portfolio in Tracy, CA	2	—	6,132	25,166	31,298	479	6,132	25,645	31,777	(3,206)	5/24/2016	1-30
Central Valley Portfolio in Stockton, CA	1	—	2,107	8,039	10,146	426	2,107	8,465	10,572	(951)	5/24/2016	1-20
Cheyenne Distribution Center in Las Vegas, NV	1	—	5,199	24,967	30,166	5	5,199	24,972	30,171	(1,513)	5/25/2016	1-40
Peoria Distribution Center in Denver, CO	1	—	3,825	17,425	21,250	25	3,825	17,450	21,275	(1,629)	6/15/2016	1-30
Trade Port Distribution Center II in Louisville, KY	2	—	5,170	47,130	52,300	—	5,170	47,130	52,300	(3,062)	6/17/2016	1-30
Northeast Distribution Portfolio in Robbinsville, NJ	1	—	6,309	15,491	21,800	70	6,309	15,561	21,870	(1,082)	6/20/2016	1-30
Pinnacle Distribution Center II in Chicago, IL	1	—	8,150	25,450	33,600	94	8,150	25,544	33,694	(2,222)	6/22/2016	1-30
Marina Vista Business Center in Dallas/Ft. Worth, TX	1	—	1,311	6,169	7,480	2,065	1,311	8,234	9,545	(272)	6/30/2016	1-40
Southwest Industrial Portfolio in Braselton, GA	1	—	2,601	26,574	29,175	170	2,601	26,744	29,345	(1,841)	7/11/2016	1-30
Southwest Industrial Portfolio in Memphis, TN	2	(1)	2,991	43,949	46,940	1,082	2,991	45,031	48,022	(4,011)	7/11/2016	1-40
Alessandro Distribution Center in Riverside, CA	1	—	16,457	30,916	47,373	2,390	16,457	33,306	49,763	(1,595)	7/20/2016	1-40
Lakeside Distribution Center in Dallas/Ft. Worth, TX	1	—	2,852	13,483	16,335	—	2,852	13,483	16,335	(767)	7/26/2016	1-40
East Union Distribution Center in East Rutherford, NJ	1	—	5,619	6,981	12,600	1,577	5,619	8,558	14,177	(224)	7/29/2016	1-20

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2017 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties:
Billings Industrial Portfolio in Renton, WA	1	—	2,777	6,799	9,576	129	2,777	6,928	9,705	(667)	8/5/2016	1-20
Billings Industrial Portfolio in Portland, OR	1	—	1,870	8,604	10,474	175	1,870	8,779	10,649	(910)	8/5/2016	1-30
Marley Neck Distribution Center in Baltimore, MD	1	—	5,215	12,310	17,525	684	5,215	12,994	18,209	(1,030)	8/8/2016	1-20
Lakeside Corporate Center in Flower Mound, TX	4	—	6,955	37,145	44,100	607	6,955	37,752	44,707	(2,998)	8/16/2016	1-40
Pompano Industrial Center in Pompano Beach, FL	2	—	2,995	5,940	8,935	56	2,995	5,996	8,991	(765)	9/7/2016	1-20
South Bay Distribution Center in Rancho Dominguez, CA	1	—	2,448	2,702	5,150	—	2,448	2,702	5,150	(276)	9/8/2016	1-20
Corona Industrial Center II in Corona, CA	1	—	8,244	9,200	17,444	712	8,244	9,912	18,156	(92)	9/13/2016	1-40
Alvarado Commerce Center in San Leandro, CA	1	—	9,621	579	10,200	253	9,621	832	10,453	(140)	10/3/2016	1-20
South San Francisco Distribution Center in San Francisco, CA	1	—	5,198	2,818	8,016	860	5,198	3,678	8,876	(292)	10/18/2016	1-20
Rainer Park Distribution Center in Summer, WA	1	—	1,883	3,517	5,400	38	1,883	3,555	5,438	(259)	10/27/2016	1-30
Park West Distribution Center in Hebron, KY	1	—	3,016	22,224	25,240	75	3,016	22,299	25,315	(1,540)	11/8/2016	1-30
World Park Distribution Center in Cincinnati, OH	1	—	943	7,924	8,867	33	943	7,957	8,900	(842)	11/22/2016	1-20
High Grove Distribution Center in Naperville, IL	1	—	2,552	11,245	13,797	153	2,552	11,398	13,950	(1,250)	11/22/2016	1-30
Exeter Portfolio in BWI Corridor, MD	1	—	4,832	7,589	12,421	41	4,832	7,630	12,462	(412)	11/22/2016	1-30
Exeter Portfolio in Prince George's County, MD	1	—	5,917	8,015	13,932	67	5,917	8,082	13,999	(536)	11/22/2016	1-40
South Bay Distribution Center II in Rancho Dominguez, CA	1	—	9,334	2,928	12,262	2,993	9,334	5,921	15,255	—	1/4/2017	1-20
Tempe Business Center in Tempe, AZ	1	—	3,009	6,766	9,775	—	3,009	6,766	9,775	(388)	1/5/2017	1-20
Corona Industrial Center III in Corona, CA	1	—	4,322	5,414	9,736	11	4,322	5,425	9,747	(211)	1/12/2017	1-40
Sycamore Industrial Center in Riverside, CA	3	—	4,556	11,765	16,321	738	4,556	12,503	17,059	(25)	1/13/2017	1-40
Oakesdale Commerce Center II in Renton, WA	1	—	2,234	4,599	6,833	33	2,234	4,632	6,866	(163)	2/8/2017	1-30
Airways Distribution Center in Aurora, CO	2	—	5,461	31,590	37,051	85	5,461	31,675	37,136	(1,560)	2/24/2017	1-30
Tuscany Industrial Center III in Austin, TX	1	—	1,928	4,985	6,913	57	1,928	5,042	6,970	(267)	3/23/2017	1-30
Lanham Distribution Center in Lanham, MD	1	—	4,106	9,448	13,554	515	4,106	9,963	14,069	—	5/11/2017	1-40
Trade Zone Industrial Center in Upper Marlboro, MD	1	—	945	2,908	3,853	26	945	2,934	3,879	(117)	5/15/2017	1-30
Addison Distribution Center in Addison, IL	1	—	8,030	15,777	23,807	49	8,030	15,826	23,856	(419)	6/14/2017	1-30
Rampart Industrial Center II in Houston, TX	1	—	2,184	7,842	10,026	25	2,184	7,867	10,051	(145)	6/29/2017	1-40
Airpark Industrial Center in Fullerton, CA	1	—	3,400	4,072	7,472	58	3,400	4,130	7,530	(98)	8/9/2017	1-20
Chandler Distribution Center in Chandler, AZ	1	—	2,155	8,379	10,534	487	2,155	8,866	11,021	(182)	8/21/2017	1-30
Salt Lake City Distribution Center II in Salt Lake City, UT	1	—	1,641	6,598	8,239	22	1,641	6,620	8,261	(158)	8/30/2017	1-30
360 Logistics Center in Grand Prairie, TX	3	—	14,370	51,618	65,988	1,006	14,370	52,624	66,994	—	9/22/2017	1-40
Riverport Distribution Center in Louisville, KY	1	—	2,595	7,903	10,498	444	2,595	8,347	10,942	—	9/29/2017	1-20
Columbia Park Distribution Center in Hyattsville, MD	3	—	17,063	28,334	45,397	159	17,063	28,493	45,556	(228)	11/1/2017	1-40
Total	235	$—	$771,613	$2,048,422	$2,820,035	$90,914	$771,613	$2,139,336	$2,910,949	$(238,041)

(1)
These properties include mortgage notes that are included in our total outstanding property-level borrowings of approximately $722.9 million as of December 31, 2017. These borrowings are nonrecourse and are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties. They have maturity dates ranging from July 2020 to December 2025 and interest rates ranging from 2.94% to 3.65%. See “Note 8 to the Consolidated Financial Statements” for more detail.

(2)
Includes gross intangible lease assets of $239.2 million and gross intangible lease liabilities of $33.3 million. Additionally, due to a new FASB accounting standard we adopted effective January 1, 2017, all acquisition-related expenses are capitalized instead of expensed as they were in prior periods. As a result, acquisition-related expenses for certain possible future acquisitions are capitalized within buildings and improvements. As these amounts do not relate to properties currently owned, the amounts herein exclude these acquisition-related expenses in an amount of approximately $0.2 million.

(3)	As of December 31, 2017, the aggregate cost for federal income tax purposes of investments in property was $2.9 billion (unaudited).

(4)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2017	2016
Investment in real estate properties:
Balance at beginning of period	$2,573,635	$1,387,814
Acquisition of properties	298,259	1,217,652
Properties held for sale	—	(16,421)
Improvements	40,522	41,147
Disposition of properties	414	(52,360)
Impairment	—	(2,672)
Other	(1,881)	(1,525)
Balance at end of period	$2,910,949	$2,573,635
Accumulated depreciation and amortization:
Balance at beginning of period	$(126,235)	$(32,050)
Additions charged to costs and expenses	(113,687)	(99,067)
Properties held for sale	—	1,028
Disposition of properties	—	2,286
Other	1,881	1,568
Balance at end of period	$(238,041)	$(126,235)

ITEM 16. SUMMARY OF FORM 10-K
See the “Table of Contents” for a summary of information included in this Form 10-K. The information required by this Part III will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 8, 2018.

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

Signature	Title	Date

/s/ EVAN H. ZUCKER	Chairman of the Board and Director	March 8, 2018
Evan H. Zucker

/s/ MARSHALL M. BURTON	Director	March 8, 2018
Marshall M. Burton

/s/ CHARLES B. DUKE	Director	March 8, 2018
Charles B. Duke

/s/ JOHN S. HAGESTAD	Director	March 8, 2018
John S. Hagestad

/s/ STANLEY A. MOORE	Director	March 8, 2018
Stanley A. Moore

/s/ DWIGHT L. MERRIMAN III	Managing Director, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
Dwight L. Merriman III

/s/ THOMAS G. MCGONAGLE	Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2018
Thomas G. McGonagle