Form 10-Q
period 2018-03-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2018-05-14
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018, there were 105,488,845 shares of the registrant’s Class A common stock and 70,715,499 shares of the registrant’s Class T common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Net investment in real estate properties	$2,703,732	$2,706,344
Investment in unconsolidated joint ventures	106,815	106,631
Cash and cash equivalents	9,199	5,397
Restricted cash	65	65
Straight-line and tenant receivables, net	24,819	23,643
Due from affiliates	888	907
Other assets	25,783	22,560
Total assets	$2,871,301	$2,865,547
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$20,097	$21,668
Debt, net	1,512,725	1,489,145
Due to affiliates	24,924	26,641
Distributions payable	23,814	23,757
Other liabilities	46,607	44,866
Total liabilities	1,628,167	1,606,077
Commitments and contingencies (Note 9)
Equity
Stockholders' equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 105,404 shares and 104,589 shares issued and outstanding, respectively	1,054	1,046
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 70,367 shares and 69,925 shares issued and outstanding, respectively	704	699
Additional paid-in capital	1,568,024	1,561,749
Accumulated deficit	(348,505)	(320,897)
Accumulated other comprehensive income	21,856	16,872
Total stockholders' equity	1,243,133	1,259,469
Noncontrolling interests	1	1
Total equity	1,243,134	1,259,470
Total liabilities and equity	$2,871,301	$2,865,547
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenues:
Rental revenues	$58,894	$54,572
Total revenues	58,894	54,572
Operating expenses:
Rental expenses	15,806	14,521
Real estate-related depreciation and amortization	27,871	27,523
General and administrative expenses	2,853	2,242
Asset management fees, related party	6,165	5,383
Total operating expenses	52,695	49,669
Operating income	6,199	4,903
Other expenses (income):
Equity in (income) loss of unconsolidated joint ventures	(1,053)	29
Interest expense and other	11,682	10,018
Net loss (gain) on disposition of real estate properties	—	(75)
Total other expenses	10,629	9,972
Net loss	(4,430)	(5,069)
Net income attributable to noncontrolling interests	—	(16)
Net loss attributable to common stockholders	$(4,430)	$(5,085)
Weighted-average shares outstanding	175,565	160,296
Net loss per common share - basic and diluted	$(0.03)	$(0.03)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Net loss attributable to common stockholders	$(4,430)	$(5,085)
Unrealized gain on derivative instruments, net	4,984	1,550
Comprehensive income (loss) attributable to common stockholders	$554	$(3,535)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
(in thousands)	Shares	Amount
Balance as of December 31, 2017	174,514	$1,745	$1,561,749	$(320,897)	$16,872	$1	$1,259,470
Net loss	—	—	—	(4,430)	—	—	(4,430)
Unrealized gain on derivative instruments	—	—	—	—	4,984	—	4,984
Issuance of common stock	1,257	13	12,208	—	—	—	12,221
Share-based compensation	—	—	562	—	—	—	562
Upfront offering costs	—	—	(104)	—	—	—	(104)
Trailing offering costs, consisting of distribution fees	—	—	(19)	1,845	—	—	1,826
Redemptions of common stock	—	—	(6,372)	—	—	—	(6,372)
Distributions on common stock	—	—	—	(25,023)	—	—	(25,023)
Balance as of March 31, 2018	175,771	1,758	1,568,024	(348,505)	21,856	1	1,243,134
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Operating activities:
Net loss	$(4,430)	$(5,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	27,871	27,523
Equity in (income) loss of unconsolidated joint ventures	(1,053)	29
Straight-line rent and amortization of above- and below-market leases	(2,515)	(3,388)
Net gain on disposition of real estate properties	—	(75)
Other	1,200	1,025
Changes in operating assets and liabilities:
Tenant receivables and other assets	2,017	918
Accounts payable, accrued expenses and other liabilities	(1,198)	926
Due from / to affiliates, net	409	(1,717)
Net cash provided by operating activities	22,301	20,172
Investing activities:
Real estate acquisitions	(16,271)	(95,518)
Acquisition deposits	(350)	(350)
Proceeds from the disposition of real estate properties	—	15,427
Capital expenditures and development activities	(8,072)	(10,800)
Investment in unconsolidated joint ventures	(3,383)	(3,994)
Net proceeds from sale of joint venture ownership interest	4,235	—
Net cash used in investing activities	(23,841)	(95,235)
Financing activities:
Proceeds from line of credit	42,000	93,000
Repayments of line of credit	(19,000)	(52,000)
Proceeds from mortgage note	—	—
Financing costs paid	—	(1,116)
Proceeds from issuance of common stock	—	50,217
Offering costs paid upon issuance of common stock	(184)	(3,889)
Distributions paid to common stockholders	(10,923)	(8,840)
Dividends paid on noncontrolling interests	—	—
Distribution fees paid	(1,822)	(1,436)
Redemptions of common stock	(4,729)	(2,495)
Net cash provided by financing activities	5,342	73,441
Net increase (decrease) in cash, cash equivalents and restricted cash	3,802	(1,622)
Cash, cash equivalents and restricted cash, at beginning of period	5,462	8,438
Cash, cash equivalents and restricted cash, at end of period	$9,264	$6,816

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018 (“2017 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. We adopted the standard when it became effective for us, as of the reporting period beginning January 1, 2018. We elected the package of practical expedients, and accordingly did not reallocate contract consideration to lease components within the scope of the existing lease guidance when we adopted ASU 2014-09. The adoption of ASU 2014-09 did not have a significant impact on our condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires: (i) all equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

2. INVESTMENT IN REAL ESTATE PROPERTIES
As of March 31, 2018 and December 31, 2017, the Company’s consolidated investment in real estate properties consisted of 236 and 235 industrial buildings, respectively.

	As of
(in thousands)	March 31, 2018	December 31, 2017
Land	$783,105	$771,613
Building and improvements	1,930,289	1,919,580
Intangible lease assets	242,428	239,190
Construction in progress	14,284	14,002
Investment in real estate properties	2,970,106	2,944,385
Less accumulated depreciation and amortization	(266,374)	(238,041)
Net investment in real estate properties	$2,703,732	$2,706,344
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities, as of March 31, 2018 and December 31, 2017, include the following:

	As of March 31, 2018			As of December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$231,160	$(114,412)	$116,748	$227,922	$(103,979)	$123,943
Above-market lease assets (1)	11,268	(5,691)	5,577	11,268	(5,212)	6,056
Below-market lease liabilities (2)	(33,377)	15,186	(18,191)	(33,278)	13,755	(19,523)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,562	$2,352
Above-market lease amortization	(478)	(569)
Below-market lease amortization	1,431	1,605
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$17,421	$15,449
Intangible lease asset amortization	10,450	12,074

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
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

	As of				Investment in Unconsolidated Joint Ventures as of
	March 31, 2018		December 31, 2017
($ in thousands)	Ownership Percentage	Number of Buildings	Ownership Percentage	Number of Buildings	March 31, 2018	December 31, 2017
BTC I Partnership	20.0%	35	20.0%	33	$99,757	$97,359
BTC II Partnership (1)	8.0%	11	13.0%	10	7,058	9,272
Total joint ventures		46		43	$106,815	$106,631

(1)	On January 31, 2018, the Company sold and assigned a 5.0% portion of its ownership interest in the BTC II Partnership for a purchase price equal to approximately $4.2 million.
The following is a summary of certain financial data of the BTC I Partnership:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Operating data:
Total revenues	$10,967	$6,360
Total operating expenses	8,544	6,080
Total other income	3,807	(266)
Net income	6,230	14

	As of
(in thousands)	March 31, 2018	December 31, 2017
Balance sheet data:
Net investment in properties	$850,427	$813,899
Cash and cash equivalents	11,197	14,651
Total assets	897,514	839,697
Debt	365,483	319,321
Total liabilities	404,349	356,758
Partners’ capital	493,165	482,939

4. DEBT
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

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	March 31, 2018	December 31, 2017	Maturity Date	March 31, 2018	December 31, 2017
Line of credit (1)	2.86%	2.81%	January 2020	$298,000	$275,000
Term loan (2)	2.50%	2.65%	January 2021	350,000	350,000
Term loan (3)	3.63%	3.46%	May 2022	150,000	150,000
Fixed-rate mortgage notes (4)	3.36%	3.36%	July 2020 - December 2025	722,880	722,880
Total principal amount / weighted-average (5)	3.09%	3.10%		$1,520,880	$1,497,880
Less unamortized debt issuance costs				$(8,155)	$(8,735)
Total debt, net				$1,512,725	$1,489,145

Gross book value of properties encumbered by debt				$1,154,608	$1,153,150

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this line of credit. As of March 31, 2018, the unused and available portions under the line of credit were both $202.0 million. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

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

(4)
Interest rates range from 2.94% to 3.65%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $97.0 million as of both March 31, 2018 and December 31, 2017. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(5)	The weighted-average remaining term of the Company’s consolidated debt was approximately 4.3 years as of March 31, 2018, excluding any extension options on the line of credit.

As of March 31, 2018, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2018	$—	$—	$1,354	$1,354
2019	—	—	2,191	2,191
2020	298,000	—	15,259	313,259
2021	—	350,000	6,047	356,047
2022	—	150,000	83,579	233,579
Thereafter	—	—	614,450	614,450
Total principal payments	$298,000	$500,000	$722,880	$1,520,880

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
Debt Covenants
The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of March 31, 2018.
Derivative Instruments
To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. As of March 31, 2018, the Company had 11 outstanding interest rate swap agreements, which were associated with $597.0 million of debt, that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.
The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2018 and 2017, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
	Notional Amount	Balance Sheet Location	March 31, 2018	December 31, 2017
(in thousands)
Interest rate swaps	$596,980	Other assets	$21,856	$16,872

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Interest rate swaps:
Income recognized in AOCI (effective portion)	$5,792	$1,355
(Income) loss reclassified from AOCI into income (effective portion)	(808)	195
Net other comprehensive income	$4,984	$1,550
5. FAIR VALUE
The Company estimates the fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that the Company would realize upon disposition.
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2018
Assets
Derivative instruments	$—	$21,856	$—	$21,856
Total assets measured at fair value	$—	$21,856	$—	$21,856
December 31, 2017
Assets
Derivative instruments	$—	$16,872	$—	$16,872
Total assets measured at fair value	$—	$16,872	$—	$16,872
As of March 31, 2018, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 4” above for further discussion of the Company’s derivative instruments.

Nonrecurring Fair Value of Financial Measurements
As of March 31, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of March 31, 2018		As of December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Line of credit	298,000	298,000	275,000	275,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	722,880	699,129	722,880	708,615
6. STOCKHOLDERS’ EQUITY
Distribution Reinvestment Plan Offering
The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan, which it may amend or terminate at any time, in its sole discretion. The Company has registered $311.9 million in shares of its common stock to be sold pursuant to its distribution reinvestment plan and is offering the shares at a price equal to the net asset value (“NAV”) per share most recently disclosed by the Company, which is presently $11.11 per share. As of March 31, 2018, $287.4 million in shares remained available for sale pursuant to the Company’s distribution reinvestment plan.
Common Stock
The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

(in thousands)	Class A Shares	Class T Shares	Total Shares
Balance as of December 31, 2017	104,589	69,925	174,514
Issuance of common stock:
Primary shares	—	—	—
DRIP	658	442	1,100
Stock grants	162	—	162
Redemptions	—	—	—
Forfeitures	(5)	—	(5)
Balance as of March 31, 2018	105,404	70,367	175,771

Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2018
March 31	$0.1425	$11,102	$12,076	$1,845	$25,023
Total		$11,102	$12,076	$1,845	$25,023
2017
December 31	$0.1425	$10,923	$12,222	$1,781	$24,926
September 30	0.1425	10,820	12,242	1,764	24,826
June 30	0.1425	10,349	11,868	1,630	23,847
March 31	0.1425	9,902	11,447	1,495	22,844
Total		$41,994	$47,779	$6,670	$96,443

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share and per Class T share of common stock. The quarterly distribution on Class T shares of common stock is reduced by the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis).

(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares issued in the primary portion of the initial public offering only.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares.

Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Number of eligible shares redeemed	651	377
Aggregate amount of shares redeemed	$6,372	$3,611
Average redemption price per share	$9.79	$9.58

7. RELATED PARTY TRANSACTIONS
The table below summarizes the fees and expenses incurred by the Company for services provided by Industrial Property Advisors LLC (the “Advisor”) and its affiliates, and by the Black Creek Capital Markets, LLC (the “Dealer Manager”) related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
			March 31, 2018	December 31, 2017
(in thousands)	2018	2017
Expensed:
Asset management fees	$5,959	$5,383	$75	54
Asset management fees related to dispositions (1)	206	409	100	—
Other expense reimbursements (2)	1,411	1,171	59	605
Total	$7,576	$6,963	$234	$659
Capitalized:
Acquisition fees	$259	$1,962	$—	$132
Development acquisition fees	447	42	193	98
Total	$706	$2,004	$193	$230
Additional Paid-In Capital:
Sales commissions	$—	$1,663	$—	$—
Dealer manager fees	—	1,098	—	—
Offering costs	104	1,875	37	116
Distribution fees (3)	19	1,957	24,881	26,684
Total	$123	$6,593	$24,918	$26,800

(1)
Asset management fees for the three months ended March 31, 2018 relate to our proportionate share of the disposition fee associated with the dispositions of joint venture properties and are included in asset management fees on the Company’s condensed consolidated statement of operations. Asset management fees for the three months ended March 31, 2017 relate to the disposition fee associated with dispositions of wholly-owned properties and are netted against the respective gain from dispositions and included in the related net gain amount on the Company’s condensed consolidated statements of operations.

(2)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the fifth amended and restated advisory agreement, dated August 12, 2017, by and among the Company, the Operating Partnership, and the Advisor. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, of the Advisor related to activities for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $1.2 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(3)
Distribution fees accrue daily and are payable monthly in arrears. As of March 31, 2018, the monthly amount of distribution fees payable of $0.6 million is included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrues for future estimated amounts payable based on the shares outstanding as of the balance sheet date. As of March 31, 2018, the future estimated amounts payable of $24.2 million are included in due to affiliates on the condensed consolidated balance sheets.

Joint Ventures
As described in “Note 3,” the Company owns a 20.0% interest in the BTC I Partnership and an 8.0% interest in the BTC II Partnership, each of which is a joint venture that has and continues to invest in industrial properties located in certain major U.S. distribution markets. Two of the Company’s wholly-owned subsidiaries, IPT BTC I GP LLC and IPT BTC I LP LLC, are partners in the BTC I Partnership. Third-party limited partners own the remaining 80.0% interest in the BTC I Partnership. The Company’s 8.0% interest in the BTC II Partnership is owned through two of its wholly-owned subsidiaries, IPT BTC II GP LLC (the “General Partner”) and IPT BTC II LP LLC (the “IPT Limited Partner,” and together with the General Partner, the “IPT Partners”). BCG BTC II Investors LLC (the “BCG Limited Partner”), owns a 2.0% interest in the BTC II Partnership.

The BCG Limited Partner is an affiliate of Black Creek Group LLC (“BCG”), which is an affiliate of the Sponsor. bcIMC (College) US Realty Inc., bcIMC (Municipal) US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., bcIMC (WCBAF) Realpool Global Investment Corporation, bcIMC (Hydro) US Realty Inc. and QuadReal US Holdings, Inc. (collectively, the “QuadReal Limited Partner”) own the remaining 90.0% interest in the BTC II Partnership.
The Advisor has two wholly-owned subsidiaries, which are referred to herein as “Advisor Sub I” and “Advisor Sub II,” and collectively, the “Advisor Subs.” Advisor Sub I holds a special limited partner interest in the BTC I Partnership and an affiliate of Advisor Sub II holds a special limited partner interest in the BTC II Partnership. The BTC I Partnership pays fees to Advisor Sub I for providing advisory services to the BTC I Partnership and the BTC II Partnership pays fees to Advisor Sub II for providing advisory services to the BTC II Partnership. These advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. In addition, the partnership agreements for the joint ventures contain procedures for making distributions to the parties, including incentive distributions to the respective Advisor Sub that is a special limited partner of the respective joint venture, which are subject to certain return thresholds being achieved. The obligations of the Advisor Subs to provide advisory services to the respective joint ventures will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for “cause,” the respective Advisor Subs will have the option, in their sole discretion, to seek to become the administrative general partner of the respective joint venture; subject, in the case of the BTC I Partnership, to certain conditions, including obtaining the consent of the third party limited partners. If the respective Advisor Sub is made the administrative general partner, then the Advisor Sub will continue to provide the advisory services and receive the same fees as those to which it was entitled prior to becoming the administrative general partner, but the Advisor Sub will not control or manage the respective joint venture.
As a result of the payment of the fees to the respective Advisor Subs by the respective joint ventures, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor Subs, and (ii) the percentage interest of the respective joint venture owned by the Company or any entity in which the Company owns an interest. Accordingly, with respect to each joint venture, the aggregate of all fees paid to the respective Advisor Sub will not, with respect to the interests in such joint venture held by the Company or any entity in which the Company owns an interest, exceed the aggregate amounts otherwise payable to the Advisor pursuant to the Advisory Agreement for such services.
For the three months ended March 31, 2018 the joint ventures incurred in aggregate approximately $2.0 million in acquisition and asset management fees, which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements, as compared to $0.8 million for the three months ended March 31, 2017.
8. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Distributions payable	$23,814	$21,922
Redemptions payable	6,372	3,611
Future estimated distribution fees payable	24,245	27,414
Distributions reinvested in common stock	12,222	10,271
Non-cash capital expenditures	999	4,196

Restricted Cash
Restricted cash consists of cash held in escrow in connection with certain financing requirements and tenant improvements. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Beginning of period:
Cash and cash equivalents	$5,397	$8,358
Restricted cash	65	80
Cash, cash equivalents and restricted cash	$5,462	$8,438
End of period:
Cash and cash equivalents	$9,199	$6,751
Restricted cash	65	65
Cash, cash equivalents and restricted cash	$9,264	$6,816
9. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.
Environmental Matters
A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2018.

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
On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including up to $1.5 billion in shares of common stock in our primary offering and $500.0 million in shares offered under our distribution reinvestment plan. On June 30, 2017, we terminated the primary portion of our initial public offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan at a price equal to the NAV per share we most recently disclosed, which is presently $11.11 per share. We may terminate our distribution reinvestment plan offering at any time. As of March 31, 2018, we had raised gross proceeds of approximately $1.8 billion from the sale of 177.9 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for information concerning our distribution reinvestment plan offering.
As of March 31, 2018, we owned and managed, either directly or through our minority ownership interests in our joint ventures, a real estate portfolio that included 282 industrial buildings totaling approximately 48.0 million square feet located in 26 markets throughout the U.S., with 501 customers, and was 88.6% occupied (89.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of March 31, 2018:

•	269 industrial buildings totaling approximately 43.9 million square feet comprised our operating portfolio, which includes stabilized properties, and was 95.7% occupied (96.2% leased).

•
13 industrial buildings totaling approximately 4.1 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Of our total portfolio, we owned and managed 46 buildings totaling approximately 10.4 million square feet through our joint ventures (as described in “Note 3 to the Condensed Consolidated Financial Statements”). From January 2014 through March 31, 2018, we had acquired, either directly or through our minority ownership interest in our joint ventures, 295 buildings comprised of approximately 49.7 million square feet for an aggregate total purchase price of approximately $3.7 billion. We funded these acquisitions primarily with proceeds from our public offering and debt financings.
We have used the net proceeds from our public offering primarily to make investments in real estate assets. We may use the cash flows generated from operating activities, net proceeds from the sale of common stock pursuant to our distribution reinvestment plan, funds provided by debt financings and refinancings, and net proceeds from asset sales to continue to acquire real estate assets. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions and other circumstances existing at the time we make our investments.
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
Summary of 2018 Activities
During the three months ended March 31, 2018, we completed the following activities:

•
In January 2018, IPT BTC II LP LLC (the “IPT Limited Partner”) sold and assigned a portion of its ownership interest in the BTC II Partnership to the QuadReal Limited Partner in an amount equal to a 5.0% interest in the BTC II Partnership for a purchase price equal to approximately $4.2 million. Prior to the sale, the IPT Limited Partner owned a 13.0% interest in the BTC II Partnership and, after the sale, the IPT Limited Partner, together with IPT BTC II GP LLC, owns a 8.0% interest in the BTC II Partnership.

•	We directly acquired one industrial building comprised of approximately 0.1 million square feet for a purchase price of approximately $11.3 million.

•
We, through our 20.0% ownership interest in the BTC I Partnership, completed the development of three industrial buildings comprising approximately 1.2 million square feet for an aggregate total purchase price of approximately $116.2 million, and sold one industrial building totaling 0.1 million square feet for net proceeds of $19.0 million. As of March 31, 2018, the BTC I Partnership owned 35 industrial buildings totaling approximately 8.2 million square feet.

•
We, through our 8.0% ownership interest in the BTC II Partnership, acquired one industrial building totaling approximately 0.3 million square feet for a purchase price of approximately $17.0 million. As of March 31, 2018, the BTC II Partnership owned 11 industrial buildings totaling approximately 2.3 million square feet.

•
As of March 31, 2018, our joint ventures had eight buildings under construction totaling approximately 2.4 million square feet, and 10 buildings in the pre-construction phase for an additional 1.9 million square feet.

•
We leased approximately 2.3 million square feet, which included 1.2 million square feet of new and future leases and 1.1 million square feet of renewals. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of,
(square feet in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Portfolio data:
Consolidated buildings	236	235	221
Unconsolidated buildings	46	43	30
Total buildings	282	278	251
Rentable square feet of consolidated buildings	37,566	37,460	34,904
Rentable square feet of unconsolidated buildings	10,424	9,032	5,276
Total rentable square feet	47,990	46,492	40,180
Total number of customers (1)	501	493	477
Percent occupied of operating portfolio (1)(2)	95.7%	96.2%	96.1%
Percent occupied of total portfolio (1)(2)	88.6%	88.4%	91.4%
Percent leased of operating portfolio (1)(2)	96.2%	96.5%	96.2%
Percent leased of total portfolio (1)(2)	89.6%	90.3%	91.6%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.

(2)
See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three Months Ended March 31, 2018 Compared to the Same Period in 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 as compared to same period in 2017. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 205 buildings totaling approximately 33.1 million square feet owned as of January 1, 2017, which portfolio represented 88.2% of total rentable square feet, 91.2% of total revenues, and 91.8% of net operating income as of March 31, 2018.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017	$ Change	% Change
Rental revenues:
Same store operating properties	$53,722	$52,902	$820	1.6%
Other properties	5,172	1,670	3,502	209.7
Total rental revenues	58,894	54,572	4,322	7.9
Rental expenses:
Same store operating properties	(14,146)	(14,042)	(104)	(0.7)
Other properties	(1,660)	(479)	(1,181)	(246.6)
Total rental expenses	(15,806)	(14,521)	(1,285)	(8.8)
Net operating income:
Same store operating properties	39,576	38,860	716	1.8
Other properties	3,512	1,191	2,321	194.9
Total net operating income	43,088	40,051	3,037	7.6
Other income and (expenses):
Real estate-related depreciation and amortization	(27,871)	(27,523)	(348)	(1.3)
General and administrative expenses	(2,853)	(2,242)	(611)	(27.3)
Asset management fees, related party	(6,165)	(5,383)	(782)	(14.5)
Equity in income (loss) of unconsolidated joint ventures	1,053	(29)	1,082	3,731.0
Interest expense and other	(11,682)	(10,018)	(1,664)	(16.6)
Net loss (gain) on disposition of real estate properties	—	75	(75)	(100)
Total other income (expenses)	(47,518)	(45,120)	(2,398)	(5.3)
Net loss	(4,430)	(5,069)	639	12.6
Net loss attributable to noncontrolling interests	—	(16)	16	100.0
Net loss attributable to common stockholders	$(4,430)	$(5,085)	$655	12.9%
Weighted-average shares outstanding	175,565	160,296	15,269
Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$—
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $4.3 million for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio over these periods. For the three months ended March 31, 2018, non-same store rental revenues reflect the addition of 25 buildings we had acquired since January 1, 2017. Same store rental revenues for the three months ended March 31, 2018 increased by 1.6% as compared to the same period in 2017, primarily due to higher rental rates for new leases and renewals, as well as an increase in the average occupancy rate for the same store operating portfolio from 95.9% to 97.0% for the three months ended March 31, 2018, respectively, as compared to the same period in 2017.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $1.3 million for the three months ended

March 31, 2018, as compared to the same period in 2017, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio over these periods. Same store rental expenses for the three months ended March 31, 2018 increased by 0.7% primarily due to higher maintenance and repair expenses as a result of several large snow storms in Pennsylvania and New Jersey markets as compared to the same period in 2017.
Other Income and Expenses. Other income and expenses, in aggregate, increased by $2.4 million, or 5.3%, for the three months ended March 31, 2018, as compared to the same period in 2017 primarily due to:

•
an increase in interest expense of $1.7 million for the three months ended March 31, 2018 primarily due to: (i) a net increase in property level borrowings of $181.0 million as of March 31, 2018, as compared to March 31, 2017; and (ii) a higher aggregate weighted-average interest rate of 3.09% as of March 31, 2018, as compared to 2.88% as of March 31, 2017; and

•
an increase in general and administrative expenses, asset management fees and real estate-related depreciation and amortization expense totaling an aggregate amount of $1.7 million, or 5.0%, for the three months ended March 31, 2018 as a result of the growth in our portfolio since January 1, 2017; all partially offset by

•	an increase in our proportionate share of the income of our unconsolidated joint ventures of $1.1 million.
ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended March 31, 2018, GAAP net loss applicable to common stockholders was $4.4 million, as compared to $5.1 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, NOI increased 7.6% to $43.1 million, as compared to $40.1 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, same store NOI was $39.6 million as compared to $38.9 million for the three months ended March 31, 2017. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three Months Ended March 31, 2018 Compared to the Same Periods in 2017” above for a reconciliation of our GAAP net loss to NOI for the three months ended March 31, 2018 and 2017.
Funds from Operations (“FFO”), Company-Defined Funds from Operations (“Company-defined FFO”) and Modified Funds from Operations (“MFFO”)
We believe that FFO, Company-defined FFO, and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the expense support agreement, as described in Item 8, “Financial Statements and Supplementary Data” in our 2017 Form 10-K. are included in determining our net loss, which is used to determine FFO, Company-defined FFO, and MFFO. If we had not received expense support from the Advisor in prior periods, our FFO, Company-defined FFO, and MFFO for such periods would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets, and also excludes acquisition-related costs (including acquisition fees paid to the Advisor) and organization costs, each of which are characterized as expenses in determining net loss under GAAP. Organization costs are excluded as they are paid in cash and relate to costs paid in conjunction with the organization of the Company. The purchase of operating properties has been a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. Due to a new accounting standard that we adopted as of January 1, 2017, acquisition-related costs are no longer expensed, but are capitalized as incurred, as the properties we acquire are considered assets rather than businesses under the new standard. As a result, acquisition-related costs for properties that meet the definition of an asset rather than a business are no longer an adjustment, effective January 1, 2017. Company-defined FFO may not be a complete indicator of our operating performance, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.
MFFO. As defined by the Institute for Portfolio Alternatives (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets, but includes organization costs. Similar to Company-defined FFO, MFFO excludes acquisition-related costs. MFFO also excludes straight-line rent and amortization of above- and below-market leases. As described above, due to a new accounting standard that we adopted as of January 1, 2017, acquisition-related costs are no longer expensed, but are capitalized as incurred, as the properties we acquire are considered assets rather than businesses under the new standard. As a result, acquisition-related costs for properties that meet the definition of an asset rather than a business are no longer an adjustment, effective January 1, 2017. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.
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

The following unaudited table presents a reconciliation of GAAP net loss to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended March 31,		For the Period from Inception (August 28, 2012) to March 31, 2018
(in thousands, except per share data)	2018	2017
GAAP net loss attributable to common stockholders	$(4,430)	$(5,085)	$(135,548)
GAAP net loss per common share	$(0.03)	$(0.03)	$(1.83)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(4,430)	$(5,085)	$(135,548)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	27,871	27,523	268,394
Our share of real estate-related depreciation and amortization of unconsolidated joint ventures	889	602	8,896
Impairment of real estate property	—	—	2,672
Net loss (gain) on disposition of real estate properties	—	(75)	(1,472)
Our share of net gain on disposition of real estate properties of unconsolidated joint ventures and sell down of joint venture ownership interest	(595)	—	(1,859)
NAREIT FFO attributable to common stockholders	$23,735	$22,965	$141,083
NAREIT FFO per common share	$0.14	$0.14	$1.90
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$23,735	$22,965	$141,083
Acquisition costs	—	—	80,877
Our share of acquisition costs of unconsolidated joint ventures	—	—	1,697
Organization costs	—	—	93
Company-defined FFO attributable to common stockholders	$23,735	$22,965	$223,750
Company-defined FFO per common share	$0.14	$0.14	$3.02
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$23,735	$22,965	$223,750
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(2,515)	(3,388)	(33,254)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint ventures	(466)	(69)	(2,284)
Organization costs	—	—	(93)
MFFO attributable to common stockholders	$20,754	$19,508	$188,119
MFFO per common share	$0.12	$0.12	$2.54
Weighted-average shares outstanding	175,565	160,296	74,091
We believe that: (i) our FFO of $23.7 million, or $0.14 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $25.0 million, or $0.14 per share, for the three months ended March 31, 2018; and (ii) our FFO of $141.1 million, or $1.90 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $224.7 million, or $2.46 per share, for the period from Inception (August 28, 2012) to March 31, 2018, are not indicative of future performance as we have been in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include, and will continue to include, cash flows generated from operating activities, net proceeds from the sale of common stock pursuant to our distribution reinvestment plan, funds provided by debt financings and refinancings, and net proceeds from asset sales. Our principal uses of funds are, and will continue to be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. We terminated the primary portion of our offering on June 30, 2017, and accordingly, net proceeds from our offering will no longer be a primary source of capital for meeting our cash needs, as we have fully deployed the net proceeds from the sale of primary shares in our offering. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity and capital requirements.
Now that the net proceeds from the primary portion of our offering have been fully deployed, we will no longer have priority over another non-traded, public REIT, Black Creek Industrial REIT IV Inc. (“BCI IV”), which is sponsored by an affiliate of our Sponsor, with regard to the acquisition of industrial properties. Rather, we and other investment vehicles sponsored by affiliates of the Advisor and the Sponsor with capital available to invest will have access to industrial property investment opportunities on a rotational basis that the Sponsor determines to be fair and reasonable to the applicable vehicles. The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf.
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Total cash provided by (used in):
Operating activities	$22,301	$20,172
Investing activities	(23,841)	(95,235)
Financing activities	5,342	73,441
Net increase (decrease) in cash	$3,802	$(1,622)
Cash provided by operating activities during the three months ended March 31, 2018 increased by approximately $2.1 million as compared to the same period in 2017, primarily as a result of continued growth in our property operations. Cash used in investing activities during the three months ended March 31, 2018 decreased by approximately $71.4 million as compared to the same period in 2017, primarily due to a net decrease in our acquisition activity in the amount of $82.0 million, partially offset by net proceeds from the disposition of real estate properties in the first quarter of 2017 of $15.4 million. Cash provided by financing activities during the three months ended March 31, 2018 decreased by approximately $68.1 million as compared to the same period in 2017, primarily due to a decrease in our net borrowing activity of $16.9 million, as well as a decrease in our equity raised of $46.5 million as a result of the termination of the primary portion of our offering.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of March 31, 2018, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had: (i) approximately $298.0 million outstanding under our line of credit with a weighted-average effective interest rate of 2.86%, which includes the effect of the interest rate swap agreements related to $150.0 million in borrowings under our line of credit; and (ii) $500.0 million outstanding under our term loans with a weighted-average effective interest rate of 2.84%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were both $202.0 million. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of March 31, 2018, we had property-level borrowings of approximately $722.9 million outstanding with a weighted-average remaining term of 6.1 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreement relating to our $97.0 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of March 31, 2018.
Offering Proceeds. As of March 31, 2018, aggregate gross proceeds raised from our offering, including proceeds raised through our distribution reinvestment plan, were $1.8 billion ($1.6 billion net of direct selling costs).
Distributions. We intend to continue to make distributions on a quarterly basis. For the three months ended March 31, 2018, 51.7% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 48.3% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, net proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the second quarter of 2018, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the second quarter of 2018 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Distributions for the second quarter of 2018 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than July 15, 2018.
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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities		Proceeds from DRIP Shares (1)		Gross Distributions (2)
2018
March 31	$12,947	51.7%	$12,076	48.3%	$25,023
Total	$12,947	51.7%	$12,076	48.3%	$25,023
2017
December 31	$12,704	51.0%	$12,222	49.0%	$24,926
September 30	12,584	50.7	12,242	49.3	24,826
June 30	11,979	50.2	11,868	49.8	23,847
March 31	11,397	49.9	11,447	50.1	22,844
Total	$48,664	50.5%	$47,779	49.5%	$96,443

(1)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(2)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of our offering.
Refer to “Note 6 to the Condensed Consolidated Financial Statements” for further detail on distributions.
Redemptions. For the three months ended March 31, 2018 and 2017, we received eligible redemption requests related to approximately 0.7 million and 0.4 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $6.4 million, or an average price of $9.79 per share, and approximately $3.6 million, or an average price of $9.58 per share, respectively. We have repurchased shares of our common stock above the estimated NAV per share most recently determined as of the date of such redemptions and, accordingly, these repurchases have been dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter; and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program.”
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
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2017 was disclosed in our 2017 Form 10-K. Except as otherwise disclosed in “Note 4 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. As of March 31, 2018, our critical accounting estimates have not changed from those described in our 2017 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2018, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of March 31, 2018, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, $350.0 million of borrowings under one of our term loans, and $722.9 million under our mortgage notes, which, in the aggregate, represented approximately 80.4% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2018, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.2 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2018. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of March 31, 2018, our consolidated variable interest rate debt consisted of $148.0 million of borrowings under our line of credit and our $150.0 million term loan, which represented approximately 19.6% of our total consolidated debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $298.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2018, would change our annual interest expense by approximately $0.6 million.

Derivative Instruments. As of March 31, 2018, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $597.0 million. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2017 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
With the exception of the risk factors set forth below, which update the risk factors disclosed in our 2017 Form 10-K, there have been no material changes to the risk factors disclosed in our 2017 Form 10-K.
RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees).  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees.  Alternatively, if a court were to find this provision of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.  We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provisions.
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
Because affiliates of the Sponsor and the Advisor currently sponsor and in the future may advise other investment vehicles (each, an "Investment Vehicle") with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to industrial real estate investment opportunities ("Industrial Investments"). In order to manage this potential conflict of interest, in allocating Industrial Investments among the Investment Vehicles, the Sponsor follows an allocation policy (the "Allocation Policy") which currently provides that if the Sponsor or one of its affiliates is awarded and controls an Industrial Investment that is suitable for more than one Investment Vehicle, based upon various Allocation Factors (defined below), including without limitation availability of capital, portfolio objectives, diversification goals, target investment markets, return requirements, investment timing and the Investment Vehicle's applicable approval discretion and timing, then the Industrial Investment will be allocated to Investment Vehicles on a rotational basis and will be offered to the Investment Vehicle at the top of the rotation list (that is, the Investment Vehicle that has gone the longest without being allocated an Industrial Investment). If an Investment Vehicle on the list declines the Industrial Investment, it will be rotated to the bottom of the rotation list. Exceptions may be made to the Allocation Policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), or (y) characteristics of a particular Industrial Investment or Investment Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation Factors listed below, which make the Industrial Investment more advantageous to one of the Investment Vehicles. In addition, the Sponsor may from time to time specify that it will not seek new allocations for more than one Investment Vehicle until certain minimum allocation levels are reached.
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a "Special Priority") with respect to Industrial Investments or other investment opportunities. The only currently existing Special Priority has been granted to BTC II, pursuant to which BTC II will be presented one out of every three potential development Industrial Investments (subject to the terms and conditions of the BTC II partnership agreement). The Special Priority granted to BTC II will terminate on the earlier to occur of certain events described in the BTC II partnership agreement, such that it will terminate by or before May 2021. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
"Allocation Factors" are those factors that the Sponsor maintains and updates from time to time based on review by the Sponsor's Head of Real Estate. Current examples of Allocation Factors include:

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

•	The effect of the acquisition on the applicable entity's intention not to be subject to regulation under the Investment Company Act;

•
Legal considerations, such as Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Foreign Investment in Real Property Tax Act ("FIRPTA"), that may be applicable to specific investment platforms;

•	The financial attributes of the investment opportunity;

•	Availability of financing;

•	Cost of capital;

•	Ability to service any debt associated with the investment opportunity;

•	Risk return profiles;

•	Targeted distribution rates;

•	Anticipated future pipeline of suitable investments;

•	Expected holding period of the investment opportunity and the applicable entity's remaining term;

•	Whether the applicable entity still is in its fundraising and acquisition stage, or has substantially invested the proceeds from its fundraising stage;

•	Whether the applicable entity was formed for the purpose of making a particular type of investment;

•	Affiliate and/or related party considerations;

•	The anticipated cash flow of the applicable entity and the asset;

•	Tax effects of the acquisition, including on REIT or partnership qualifications;

•	The size of the investment opportunity; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.
The Sponsor may modify its overall allocation policies from time to time. Any changes to the Sponsor's allocation policies will be timely reported to our Conflicts Resolution Committee. The Advisor will be required to provide information to our board of directors on a quarterly basis to enable our board of directors, including the independent directors, to determine whether such policies are being fairly applied.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
As described below, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined below) will apply in the event of the death of a stockholder and such shares will be redeemed at a price equal to 100% of the price paid by the deceased stockholder for the shares without regard to the date of purchase of the shares to be redeemed; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption plan. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps (defined below) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption plan. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, such stockholder will have its shares redeemed at the discounted amount listed in the above table for a stockholder who has held its shares for one year. In all other cases in the event of the disability of a stockholder, such stockholder will have its shares redeemed as described in the above table. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. If we are engaged in a public offering and the redemption price calculated in accordance with the share redemption program would result in a price that is higher than the then-current public offering price of such class of common stock, then the redemption price will be reduced and will be equal to the then-current public offering price of such class of common stock.
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
The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all terms and conditions of the share redemption program in effect during the period covered by this report.
For the three months ended March 31, 2018 and 2017, we received eligible redemption requests related to approximately 0.7 million and 0.4 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $6.4 million, or an average price of $9.79 per share, and approximately $3.6 million or an average price of $9.58 per share, respectively.
The table below summarizes the redemption activity for the three months ended March 31, 2018:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
January 31, 2018	—	$—	—	—
February 28, 2018	—	—	—	—
March 31, 2018	651,292	9.79	651,292	—
Total	651,292	$9.79	651,292	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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

10.10
First Amendment to Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated January 31, 2018, by and among IPT BTC II GP LLC, IPT BTC II LP LLC, Industrial Property Advisors Sub IV LLC, BCG BTC II Investors LLC, bcIMC (WCBAF) Realpool Global Investment Corporation, bcIMC (College) US Realty Inc., bcIMC (Municipal) US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., bcIMC (Hydro) US Realty Inc., and QuadReal US Holdings Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2018.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 14, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

May 14, 2018	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

May 14, 2018	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)