Form 10-Q
period 2018-06-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2018-08-13
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018, there were 105,515,508 shares of the registrant’s Class A common stock and 70,993,580 shares of the registrant’s Class T common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Net investment in real estate properties	$2,686,774	$2,706,344
Investment in unconsolidated joint ventures	115,117	106,631
Cash and cash equivalents	7,790	5,397
Restricted cash	65	65
Straight-line and tenant receivables, net	25,666	23,643
Due from affiliates	90	907
Other assets	25,497	22,560
Total assets	$2,860,999	$2,865,547
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$20,881	$21,668
Debt, net	1,525,530	1,489,145
Due to affiliates	611	570
Distributions payable	23,856	23,757
Distribution fees payable to affiliates	22,355	26,071
Other liabilities	46,421	44,866
Total liabilities	1,639,654	1,606,077
Commitments and contingencies (Note 9)
Equity
Stockholders' equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 105,490 shares and 104,589 shares issued and outstanding, respectively	1,055	1,046
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 70,715 shares and 69,925 shares issued and outstanding, respectively	707	699
Additional paid-in capital	1,572,613	1,561,749
Accumulated deficit	(376,198)	(320,897)
Accumulated other comprehensive income	23,167	16,872
Total stockholders' equity	1,221,344	1,259,469
Noncontrolling interests	1	1
Total equity	1,221,345	1,259,470
Total liabilities and equity	$2,860,999	$2,865,547
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Rental revenues	$59,956	$55,110	$118,850	$109,682
Total revenues	59,956	55,110	118,850	109,682
Operating expenses:
Rental expenses	15,695	14,490	31,501	29,011
Real estate-related depreciation and amortization	28,182	27,189	56,053	54,712
General and administrative expenses	2,427	1,953	5,280	4,195
Asset management fees, related party	5,947	5,503	12,112	10,886
Total operating expenses	52,251	49,135	104,946	98,804
Operating income	7,705	5,975	13,904	10,878
Other expenses (income):
Equity in income of unconsolidated joint ventures	(226)	(114)	(1,279)	(85)
Interest expense and other	12,382	10,066	24,064	20,084
Net gain on disposition of real estate properties	—	(56)	—	(131)
Total other expenses	12,156	9,896	22,785	19,868
Net loss	(4,451)	(3,921)	(8,881)	(8,990)
Net income attributable to noncontrolling interests	—	(15)	—	(31)
Net loss attributable to common stockholders	$(4,451)	$(3,936)	$(8,881)	$(9,021)
Weighted-average shares outstanding	176,183	167,341	175,876	163,838
Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.06)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net loss attributable to common stockholders	$(4,451)	$(3,936)	$(8,881)	$(9,021)
Unrealized gain (loss) on derivative instruments, net	1,311	(2,304)	6,295	(754)
Comprehensive loss attributable to common stockholders	$(3,140)	$(6,240)	$(2,586)	$(9,775)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
(in thousands)	Shares	Amount
Balance as of December 31, 2017	174,514	$1,745	$1,561,749	$(320,897)	$16,872	$1	$1,259,470
Net loss	—	—	—	(8,881)	—	—	(8,881)
Unrealized gain on derivative instruments	—	—	—	—	6,295	—	6,295
Issuance of common stock	2,342	23	24,284	—	—	—	24,307
Share-based compensation	—	—	884	—	—	—	884
Upfront offering costs	—	—	(260)	—	—	—	(260)
Trailing distribution fees	—	—	8	3,709	—	—	3,717
Redemptions of common stock	(651)	(6)	(14,052)	—	—	—	(14,058)
Distributions on common stock	—	—	—	(50,129)	—	—	(50,129)
Balance as of June 30, 2018	176,205	$1,762	$1,572,613	$(376,198)	$23,167	$1	$1,221,345
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Operating activities:
Net loss	$(8,881)	$(8,990)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	56,053	54,712
Equity in income of unconsolidated joint ventures	(1,279)	(85)
Straight-line rent and amortization of above- and below-market leases	(5,050)	(6,425)
Net gain on disposition of real estate properties	—	(131)
Other	2,122	1,970
Changes in operating assets and liabilities:
Tenant receivables and other assets	4,549	4,072
Accounts payable, accrued expenses and other liabilities	(868)	494
Due from / to affiliates, net	1,120	(4,193)
Net cash provided by operating activities	47,766	41,424
Investing activities:
Real estate acquisitions	(16,271)	(146,608)
Acquisition deposits	(600)	(1,025)
Proceeds from the disposition of real estate properties	—	15,427
Capital expenditures and development activities	(19,352)	(19,496)
Investment in unconsolidated joint ventures	(11,475)	(24,548)
Distributions from joint ventures	—	2,730
Net proceeds from sale of joint venture ownership interest	4,235	—
Other	12	—
Net cash used in investing activities	(43,451)	(173,520)
Financing activities:
Proceeds from line of credit	71,000	138,000
Repayments of line of credit	(35,000)	(212,000)
Proceeds from mortgage note	—	105,000
Repayments of mortgage notes	(444)	—
Financing costs paid	(334)	(711)
Proceeds from issuance of common stock	—	137,307
Offering costs paid related to issuance of common stock	(321)	(8,684)
Distributions paid to common stockholders	(22,015)	(18,746)
Dividends paid on noncontrolling interests	—	(63)
Distribution fees paid to affiliates	(3,707)	(3,037)
Redemptions of common stock	(11,101)	(6,106)
Net cash (used in) provided by financing activities	(1,922)	130,960
Net increase (decrease) in cash, cash equivalents and restricted cash	2,393	(1,136)
Cash, cash equivalents and restricted cash, at beginning of period	5,462	8,438
Cash, cash equivalents and restricted cash, at end of period	$7,855	$7,302

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
Reclassifications
Certain items in the Company’s condensed consolidated balance sheet for 2017 have been reclassified to conform to the 2018 presentation. Future estimated distribution fees payable have been reclassified from due to affiliates and are presented separately in the condensed consolidated balance sheets.
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

2. INVESTMENT IN REAL ESTATE PROPERTIES
As of June 30, 2018 and December 31, 2017, the Company’s consolidated investment in real estate properties consisted of 236 and 235 industrial buildings, respectively.

	As of
(in thousands)	June 30, 2018	December 31, 2017
Land	$783,089	$771,613
Building and improvements	1,934,361	1,919,580
Intangible lease assets	209,048	239,190
Construction in progress	20,160	14,002
Investment in real estate properties	2,946,658	2,944,385
Less accumulated depreciation and amortization	(259,884)	(238,041)
Net investment in real estate properties	$2,686,774	$2,706,344
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities, as of June 30, 2018 and December 31, 2017, include the following:

	As of June 30, 2018			As of December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$198,771	$(90,528)	$108,243	$227,922	$(103,979)	$123,943
Above-market lease assets (1)	10,277	(5,170)	5,107	11,268	(5,212)	6,056
Below-market lease liabilities (2)	(29,865)	13,133	(16,732)	(33,278)	13,755	(19,523)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,548	$1,975	$3,110	$4,327
Above-market lease amortization	(471)	(500)	(949)	(1,069)
Below-market lease amortization	1,458	1,562	2,889	3,167
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$17,916	$15,863	$35,337	$31,312
Intangible lease asset amortization	10,266	11,326	20,716	23,400

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company has entered into joint ventures with third-party investors for purposes of investing in industrial properties located in certain major U.S. distribution markets. The Company reports its investment for the Build-To-Core I Partnership LP (the “BTC I Partnership”) and the Build-To-Core II Partnership LP (the “BTC II Partnership”) under the equity method on its condensed consolidated balance sheets due to the fact that the Company maintains significant influence in each partnership. The following table summarizes the Company’s investment in the unconsolidated joint ventures:

	As of				Investment in Unconsolidated Joint Ventures as of
	June 30, 2018		December 31, 2017
($ in thousands)	Ownership Percentage	Number of Buildings	Ownership Percentage	Number of Buildings	June 30, 2018	December 31, 2017
BTC I Partnership	20.0%	35	20.0%	33	$106,168	$97,359
BTC II Partnership (1)	8.0%	11	13.0%	10	8,949	9,272
Total joint ventures		46		43	$115,117	$106,631

(1)	On January 31, 2018, the Company sold and assigned a 5.0% portion of its ownership interest in the BTC II Partnership for a purchase price equal to approximately $4.2 million.

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

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	June 30, 2018	December 31, 2017	Maturity Date	June 30, 2018	December 31, 2017
Line of credit (1)	3.14%	2.81%	January 2020	$311,000	$275,000
Term loan (2)	2.65%	2.65%	January 2021	350,000	350,000
Term loan (3)	3.64%	3.46%	May 2022	150,000	150,000
Fixed-rate mortgage notes (4)	3.36%	3.36%	July 2020 - December 2025	722,436	722,880
Total principal amount / weighted-average (5)	3.18%	3.10%		$1,533,436	$1,497,880
Less unamortized debt issuance costs				$(7,906)	$(8,735)
Total debt, net				$1,525,530	$1,489,145

Gross book value of properties encumbered by debt				$1,145,458	$1,153,150

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this line of credit. As of June 30, 2018, the unused and available portions under the line of credit were both $189.0 million. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

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

(3)
As of December 31, 2017, the effective interest rate was calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. On June 20, 2018, the Company amended the terms of this term loan. As of June 30, 2018, the effective interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.30% to 2.15%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.15%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate. This term loan is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

(4)
Interest rates range from 2.94% to 3.65%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $96.5 million and $97.0 million as of June 30, 2018 and December 31, 2017, respectively. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(5)	The weighted-average remaining term of the Company’s consolidated debt was approximately 4.1 years as of June 30, 2018, excluding any extension options on the line of credit.

As of June 30, 2018, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2018	$—	$—	$910	$910
2019	—	—	2,191	2,191
2020	311,000	—	15,259	326,259
2021	—	350,000	6,047	356,047
2022	—	150,000	83,579	233,579
Thereafter	—	—	614,450	614,450
Total principal payments	$311,000	$500,000	$722,436	$1,533,436

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
Debt Covenants
The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all debt covenants as of June 30, 2018.
Derivative Instruments
To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. As of June 30, 2018, the Company had 11 outstanding interest rate swap agreements, which were associated with $596.5 million of debt, that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.
The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2018 and 2017, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swaps	$596,536	Other assets	$23,167	$16,872
The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest rate swaps:
Income (loss) recognized in AOCI (effective portion)	$2,625	$(2,218)	$8,417	$(863)
(Income) loss reclassified from AOCI into income (effective portion)	(1,314)	(86)	(2,122)	109
Net other comprehensive income (loss)	$1,311	$(2,304)	$6,295	$(754)

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
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2018
Assets
Derivative instruments	$—	$23,167	$—	$23,167
Total assets measured at fair value	$—	$23,167	$—	$23,167
December 31, 2017
Assets
Derivative instruments	$—	$16,872	$—	$16,872
Total assets measured at fair value	$—	$16,872	$—	$16,872
As of June 30, 2018 and December 31, 2017, the Company had no financial instruments that were transferred among the fair value hierarchy levels. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.
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
Nonrecurring Fair Value of Financial Measurements
As of June 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2018		As of December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Line of credit	$311,000	$311,000	$275,000	$275,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	722,436	695,076	722,880	708,615
6. STOCKHOLDERS’ EQUITY
Distribution Reinvestment Plan Offering
The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan, which it may amend or terminate at any time, in its sole discretion. The Company has registered $311.9 million in shares of its common stock to be sold pursuant to its distribution reinvestment plan and is offering the shares at a price equal to the net asset value (“NAV”) per share most recently disclosed by the Company, which is presently $11.11 per share. As of June 30, 2018, $275.4 million in shares remained available for sale pursuant to the Company’s distribution reinvestment plan.
Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the period presented below:

(in thousands)	Class A Shares	Class T Shares	Total Shares
Balance as of December 31, 2017	104,589	69,925	174,514
Issuance of common stock:
Primary shares	—	—	—
DRIP	1,311	877	2,188
Stock grants	162	—	162
Redemptions	(564)	(87)	(651)
Forfeitures	(8)	—	(8)
Balance as of June 30, 2018	105,490	70,715	176,205
Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2018
June 30	$0.1425	$11,274	$11,968	$1,864	$25,106
March 31	0.1425	11,092	12,086	1,845	25,023
Total	$0.2850	$22,366	$24,054	$3,709	$50,129
2017
December 31	$0.1425	$10,923	$12,222	$1,781	$24,926
September 30	0.1425	10,820	12,242	1,764	24,826
June 30	0.1425	10,349	11,868	1,630	23,847
March 31	0.1425	9,902	11,447	1,495	22,844
Total	$0.5700	$41,994	$47,779	$6,670	$96,443

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share and per Class T share of common stock. The quarterly distribution on Class T shares of common stock is reduced by the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis).

(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares issued in the primary portion of the initial public offering only.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares.
Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017
Number of eligible shares redeemed	1,437	769
Aggregate amount of shares redeemed	$14,058	$7,396
Average redemption price per share	$9.78	$9.62

7. RELATED PARTY TRANSACTIONS
The table below summarizes the fees and expenses incurred by the Company for services provided by Industrial Property Advisors LLC (the “Advisor”) and its affiliates, and by the Black Creek Capital Markets, LLC (the “Dealer Manager”) related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
					June 30, 2018	December 31, 2017
(in thousands)	2018	2017	2018	2017
Expensed:
Asset management fees	$5,947	$5,503	$11,906	$10,886	$56	$54
Asset management fees related to dispositions (1)	—	—	206	409	—	—
Other expense reimbursements (2)	1,325	1,090	2,736	2,261	328	605
Total	$7,272	$6,593	$14,848	$13,556	$384	$659
Capitalized:
Acquisition fees	$—	$1,080	$259	$3,042	$—	$132
Development acquisition fees	500	29	947	71	442	98
Total	$500	$1,109	$1,206	$3,113	$442	$230
Additional Paid-In Capital:
Sales commissions	$—	$2,606	$—	$4,269	$—	$—
Dealer manager fees	—	1,785	—	2,883	—	—
Offering costs	156	1,856	260	3,731	56	116
Distribution fees - current (3)	1,864	1,630	3,709	3,125	614	613
Distribution fees - trailing (3)	—	1,957	—	2,419	22,355	26,071
Total	$2,020	$9,834	$3,969	$16,427	$23,025	$26,800

(1)
Asset management fees for the three and six months ended June 30, 2018 relate to the Company’s proportionate share of the disposition fee associated with the dispositions of joint venture properties and are included in asset management fees on the Company’s condensed consolidated statement of operations. Asset management fees for the six months ended June 30, 2017 relate to the disposition fee associated with dispositions of wholly-owned properties and are netted against the respective gain from dispositions and included in the related net gain amount on the Company’s condensed consolidated statements of operations.

(2)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the amended and restated advisory agreement, dated August 12, 2018, by and among the Company, Industrial Property Operating Partnership LP (the “Operating Partnership”), and the Advisor. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, of the Advisor related to services for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $1.0 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $2.2 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(3)
The distribution fees accrue daily and are payable monthly in arrears. The monthly amount of distribution fees payable is included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrues for estimated trailing amounts payable based on the shares outstanding as of the balance sheet date, which are included in distribution fees payable to affiliates on the condensed consolidated balance sheets. All or a portion of the distribution fees are reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares.

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
For the three and six months ended June 30, 2018, the joint ventures incurred in aggregate approximately $1.6 million and $3.5 million, respectively, in acquisition and asset management fees, which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements, as compared to $1.7 million and $2.5 million for the three and six months ended June 30, 2017, respectively. Additionally, as of June 30, 2018, the joint ventures had amounts payable to the Company of approximately $0.1 million, which were recorded in due from affiliates on the condensed consolidated balance sheets.
8. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Distributions payable	$23,856	$22,772
Redemptions payable	7,686	3,785
Distribution fees payable to affiliates	22,355	29,372
Distributions reinvested in common stock	24,308	21,714
Non-cash capital expenditures	1,412	1,725

Restricted Cash
Restricted cash consists of cash held in escrow in connection with certain financing requirements and tenant improvements. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Beginning of period:
Cash and cash equivalents	$5,397	$8,358
Restricted cash	65	80
Cash, cash equivalents and restricted cash	$5,462	$8,438
End of period:
Cash and cash equivalents	$7,790	$7,237
Restricted cash	65	65
Cash, cash equivalents and restricted cash	$7,855	$7,302
9. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.
Environmental Matters
A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2018.

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
On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including up to $1.5 billion in shares of common stock in our primary offering and $500.0 million in shares offered under our distribution reinvestment plan. On June 30, 2017, we terminated the primary portion of our initial public offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan at a price equal to the NAV per share we most recently disclosed, which is presently $11.11 per share. We may terminate our distribution reinvestment plan offering at any time. As of June 30, 2018, we had raised gross proceeds of approximately $1.8 billion from the sale of 179.0 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for information concerning our distribution reinvestment plan offering.
As of June 30, 2018, we owned and managed, either directly or through our minority ownership interests in our joint ventures, a total real estate portfolio that included 282 industrial buildings totaling approximately 48.0 million square feet located in 26 markets throughout the U.S., with 509 customers, and was 90.4% occupied (91.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.3 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of June 30, 2018:

•	272 industrial buildings totaling approximately 44.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 96.0% occupied (96.8% leased).

•
10 industrial buildings totaling approximately 3.7 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Of our total portfolio, we owned and managed 46 buildings totaling approximately 10.4 million square feet through our joint ventures (as described in “Note 3 to the Condensed Consolidated Financial Statements”). From January 2014 through June 30, 2018, we had acquired, either directly or through our minority ownership interest in our joint ventures, 295 buildings comprised of approximately 49.7 million square feet for an aggregate total purchase price of approximately $3.7 billion. We funded these acquisitions primarily with proceeds from our public offering and debt financings.
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
Summary of 2018 Activities
During the six months ended June 30, 2018, we completed the following activities:

•
In January 2018, IPT BTC II LP LLC (the “IPT Limited Partner”) sold and assigned a 5.0% ownership interest in the BTC II Partnership to the QuadReal Limited Partner for a purchase price equal to approximately $4.2 million. Prior to the sale, the IPT Limited Partner owned a 13.0% interest in the BTC II Partnership and, after the sale, the IPT Limited Partner, together with IPT BTC II GP LLC, owns a 8.0% interest in the BTC II Partnership.

•
In June 2018, we amended the terms of our $150.0 million term loan to lower the margins used in calculating the effective interest rate, depending on our consolidated leverage ratio, from (i) a range of 1.60% to 2.50% to a range of 1.30% to 2.15% for the margin added to LIBOR multiplied by a statutory reserve rate; and (ii) a range of 0.60% to 1.50% to a range of 0.30% to 1.15% for the margin added to an alternative base rate.

•	In March 2018, we directly acquired one industrial building comprised of approximately 0.1 million square feet for a purchase price of approximately $11.3 million.

•
We, through our 20.0% ownership interest in the BTC I Partnership, completed the development of three industrial buildings comprising approximately 1.2 million square feet for an aggregate total purchase price of approximately $116.2 million, and sold one industrial building totaling 0.1 million square feet for net proceeds of $19.0 million. As of June 30, 2018, the BTC I Partnership owned 35 industrial buildings totaling approximately 8.2 million square feet.

•
We, through our 8.0% ownership interest in the BTC II Partnership, acquired one industrial building totaling approximately 0.3 million square feet for a purchase price of approximately $17.0 million. As of June 30, 2018, the BTC II Partnership owned 11 industrial buildings totaling approximately 2.3 million square feet.

•
As of June 30, 2018, our joint ventures had an additional 16 buildings under construction totaling approximately 4.3 million square feet, and seven buildings in the pre-construction phase for an additional 1.8 million square feet.

•
We leased approximately 4.6 million square feet, which included 2.8 million square feet of new and future leases and 1.8 million square feet of renewals through 71 separate transactions with an average annual base rent of $5.44 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of,
(square feet in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Portfolio data:
Consolidated buildings	236	235	225
Unconsolidated buildings	46	43	37
Total buildings	282	278	262
Rentable square feet of consolidated buildings	37,566	37,460	35,533
Rentable square feet of unconsolidated buildings	10,424	9,032	7,071
Total rentable square feet	47,990	46,492	42,604
Total number of customers (1)	509	493	482
Percent occupied of operating portfolio (1)(2)	96.0%	96.2%	95.9%
Percent occupied of total portfolio (1)(2)	90.4%	88.4%	89.4%
Percent leased of operating portfolio (1)(2)	96.8%	96.5%	96.9%
Percent leased of total portfolio (1)(2)	91.6%	90.3%	91.9%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.

(2)
See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Six Months Ended June 30, 2018 Compared to the Same Periods in 2017
The following table summarizes our results of operations for the three and six months ended June 30, 2018 as compared to same periods in 2017. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 214 buildings totaling approximately 34.4 million square feet owned as of April 1, 2017, which portfolio represented 91.5% of total rentable square feet, 93.5% of total revenues, and 94.2% of net operating income as of June 30, 2018. The same store operating portfolio for the six month periods presented below included 205 buildings totaling approximately 33.1 million square feet owned as of January 1, 2017, which portfolio represented 88.2% of total rentable square feet, 90.3% of total revenues, and 90.9% of net operating income as of June 30, 2018.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Rental revenues:
Same store operating properties	$56,085	$54,876	$1,209	2.2%	$107,336	$105,701	$1,635	1.5%
Other properties	3,871	234	3,637	NM	11,514	3,981	7,533	NM
Total rental revenues	59,956	55,110	4,846	8.8	118,850	109,682	9,168	8.4
Rental expenses:
Same store operating properties	(14,404)	(14,403)	(1)	—	(27,924)	(27,797)	(127)	(0.5)
Other properties	(1,291)	(87)	(1,204)	NM	(3,577)	(1,214)	(2,363)	NM
Total rental expenses	(15,695)	(14,490)	(1,205)	(8.3)	(31,501)	(29,011)	(2,490)	(8.6)
Net operating income:
Same store operating properties	41,681	40,473	1,208	3.0	79,412	77,904	1,508	1.9
Other properties	2,580	147	2,433	NM	7,937	2,767	5,170	NM
Total net operating income	44,261	40,620	3,641	9.0	87,349	80,671	6,678	8.3
Other income and (expenses):
Real estate-related depreciation and amortization	(28,182)	(27,189)	(993)	(3.7)	(56,053)	(54,712)	(1,341)	(2.5)
General and administrative expenses	(2,427)	(1,953)	(474)	(24.3)	(5,280)	(4,195)	(1,085)	(25.9)
Asset management fees, related party	(5,947)	(5,503)	(444)	(8.1)	(12,112)	(10,886)	(1,226)	(11.3)
Equity in income of unconsolidated joint ventures	226	114	112	98.2	1,279	85	1,194	NM
Interest expense and other	(12,382)	(10,066)	(2,316)	(23.0)	(24,064)	(20,084)	(3,980)	(19.8)
Net gain on disposition of real estate properties	—	56	(56)	(100)	—	131	(131)	(100)
Total other income and (expenses)	(48,712)	(44,541)	(4,171)	(9.4)	(96,230)	(89,661)	(6,569)	(7.3)
Net loss	(4,451)	(3,921)	(530)	(13.5)	(8,881)	(8,990)	109	1.2
Net loss attributable to noncontrolling interests	—	(15)	15	100.0	—	(31)	31	100.0
Net loss attributable to common stockholders	$(4,451)	$(3,936)	$(515)	(13.1)%	$(8,881)	$(9,021)	$140	1.6%
Weighted-average shares outstanding	176,183	167,341	8,842		175,876	163,838	12,038
Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.01)		$(0.05)	$(0.06)	$0.01

NM = Not meaningful
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $4.8 million, or 8.8%, and $9.2 million, or 8.4%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio over these periods. For the three months ended June 30, 2018, non-same store rental revenues reflect the addition of 15 buildings we had acquired since April 1, 2017, and for the six months ended June 30, 2018, non-same store rental revenues reflect the addition of 25 buildings we have acquired since January 1, 2017. Same store rental revenues for the three and six months ended June 30, 2018 increased by 2.2% and 1.5%, respectively, as compared to the same periods in 2017, primarily due to higher rental rates for new leases and renewals, as well as a slight increase in the average occupancy rate for the same store operating portfolio from 96.7% to 97.3% and from 96.6% to 97.1% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $1.2 million, or 8.3%, for the three months ended June 30, 2018, as compared to the same period in 2017, and $2.5 million, or 8.6%, for the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to an increase in non-same store rental expenses attributable to the growth in our portfolio over these periods. Same store rental expenses for the three and six months ended June 30, 2018 remained consistent as compared to the same periods in 2017.
Other Income and Expenses. Other income and expenses, in aggregate, increased by $4.2 million, or 9.4%, for the three months ended June 30, 2018, as compared to the same period in 2017, and by $6.6 million, or 7.3%, for the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to:

•
an increase in interest expense of $2.3 million and $4.0 million for the three and six months ended June 30, 2018, respectively, primarily due to: (i) higher average net borrowings under our line of credit for the three and six months ended June 30, 2018 of $106.2 million and $85.1 million, respectively, as compared to the same periods in 2017; (ii) higher average net property level borrowings for the three and six months ended June 30, 2018 of $69.7 million and $87.4 million, respectively, as compared to the same periods in June 30, 2017; and (iii) a higher aggregate weighted-average interest rate of 3.18% as of June 30, 2018, as compared to 2.99% as of June 30, 2017;

•
an increase in real estate-related depreciation and amortization expense, general and administrative expenses, and asset management fees totaling an aggregate amount of $1.9 million, or 5.5%, for the three months ended June 30, 2018 as a result of the growth in our portfolio since April 1, 2017, and $3.7 million, or 5.2%, for the six months ended June 30, 2018 as the result of the growth of our portfolio since January 1, 2017; all partially offset by

•
an increase in our proportionate share of the income of our unconsolidated joint ventures of $0.1 million and $1.2 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2018, GAAP net loss attributable to common stockholders was $4.5 million and $8.9 million, respectively, as compared to $3.9 million and $9.0 million, respectively, for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, NOI increased 9.0% to $44.3 million and 8.3% to $87.3 million, respectively, as compared to $40.6 million and $80.7 million, respectively, for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, same store NOI was $41.7 million and $79.4 million, up 3.0% and 1.9%, respectively, as compared to $40.5 million and $77.9 million, respectively, for the three and six months ended June 30, 2017. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three and Six Months Ended June 30, 2018 Compared to the Same Periods in 2017” above for a reconciliation of our GAAP net loss to NOI for the three and six months ended June 30, 2018 and 2017.
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
Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets, and also excludes acquisition-related costs prior to January 1, 2017 (including acquisition fees paid to the Advisor) and organization costs, each of which are characterized as expenses in determining net loss under GAAP. Organization costs are excluded as they are paid in cash and relate to costs paid in conjunction with the organization of the Company. The purchase of operating properties has been a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. Due to a new accounting standard that we adopted as of January 1, 2017, acquisition-related costs are no longer expensed, but are capitalized as incurred, as the properties we acquire are considered assets rather than businesses under the new standard. As a result, acquisition-related costs for properties that meet the definition of an asset rather than a business are no longer an adjustment, effective January 1, 2017. Company-defined FFO may not be a complete indicator of our operating performance, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.
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

The following unaudited table presents a reconciliation of GAAP net loss to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from Inception (August 28, 2012) to June 30, 2018
(in thousands, except per share data)	2018	2017	2018	2017
GAAP net loss attributable to common stockholders	$(4,451)	$(3,936)	$(8,881)	$(9,021)	$(140,000)
GAAP net loss per common share	$(0.03)	$(0.02)	$(0.05)	$(0.06)	$(1.78)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(4,451)	$(3,936)	$(8,881)	$(9,021)	$(140,000)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	28,182	27,189	56,053	54,712	296,576
Our share of real estate-related depreciation and amortization of unconsolidated joint ventures	1,085	637	1,974	1,239	9,981
Impairment of real estate property	—	—	—	—	2,672
Net gain on disposition of real estate properties	—	(56)	—	(131)	(1,472)
Our share of net loss (gain) on disposition of real estate properties of unconsolidated joint ventures and sell down of joint venture ownership interest	9	—	(586)	—	(1,850)
NAREIT FFO attributable to common stockholders	$24,825	$23,834	$48,560	$46,799	$165,907
NAREIT FFO per common share	$0.14	$0.14	$0.28	$0.29	$2.11

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$24,825	$23,834	$48,560	$46,799	$165,907
Acquisition costs	—	—	—	—	80,877
Our share of acquisition costs of unconsolidated joint ventures	—	—	—	—	1,697
Organization costs	—	—	—	—	93
Company-defined FFO attributable to common stockholders	$24,825	$23,834	$48,560	$46,799	$248,574
Company-defined FFO per common share	$0.14	$0.14	$0.28	$0.29	$3.17

Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$24,825	$23,834	$48,560	$46,799	$248,574
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(2,535)	(3,037)	(5,050)	(6,425)	(35,789)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint ventures	(391)	(62)	(857)	(131)	(2,675)
Organization costs	—	—	—	—	(93)
MFFO attributable to common stockholders	$21,899	$20,735	$42,653	$40,243	$210,017
MFFO per common share	$0.12	$0.12	$0.24	$0.25	$2.67
Weighted-average shares outstanding	176,183	167,341	175,876	163,838	78,519
We believe that: (i) our FFO of $24.8 million, or $0.14 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $25.1 million, or $0.14 per share, for the three months ended June 30, 2018; (ii) our FFO of $48.6 million, or $0.28 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $50.1 million, or $0.29 per share, for the six months ended June 30, 2018; and (iii) our FFO of $165.9 million, or $2.11 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $249.8 million, or $2.60 per share, for the period from Inception (August 28, 2012) to June 30, 2018, are not indicative of future performance as we have been in the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Total cash provided by (used in):
Operating activities	$47,766	$41,424
Investing activities	(43,451)	(173,520)
Financing activities	(1,922)	130,960
Net increase (decrease) in cash	$2,393	$(1,136)
Cash provided by operating activities during the six months ended June 30, 2018 increased by approximately $6.3 million as compared to the same period in 2017, primarily related to working capital. Cash used in investing activities during the six months ended June 30, 2018 decreased by approximately $130.1 million as compared to the same period in 2017, primarily due to a net decrease in our acquisition activity in the amount of $130.9 million and a net decrease in our activity related to our investment in unconsolidated joint ventures in the amount of $13.1 million, which were partially offset by net proceeds from the disposition of real estate properties in the first quarter of 2017 of $15.4 million. Cash provided by financing activities during the six months ended June 30, 2018 decreased by approximately $132.9 million as compared to the same period in 2017, primarily due to a decrease in our net borrowing activity of $4.9 million, as well as a decrease in our net offering proceeds raised of $128.9 million as a result of the termination of the primary portion of our offering.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of June 30, 2018, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had: (i) approximately $311.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.14%, which includes the effect of the interest rate swap agreements related to $150.0 million in borrowings under our line of credit; and (ii) $500.0 million outstanding under our term loans with a weighted-average effective interest rate of 2.95%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were both $189.0 million. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of June 30, 2018, we had property-level borrowings of approximately $722.4 million outstanding with a weighted-average remaining term of 5.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreement relating to our $96.5 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of June 30, 2018.
Offering Proceeds. As of June 30, 2018, aggregate gross proceeds raised from our offering, including proceeds raised through our distribution reinvestment plan, were $1.8 billion ($1.6 billion net of direct selling costs).
Distributions. We intend to continue to make distributions on a quarterly basis. For the six months ended June 30, 2018, 52.0% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 48.0% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, net proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the third quarter of 2018, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the third quarter of 2018 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Distributions for the third quarter of 2018 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than October 15, 2018.
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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities		Proceeds from DRIP Shares (1)		Gross Distributions (2)
2018
June 30	$13,138	52.3%	$11,968	47.7%	$25,106
March 31	12,937	51.7	12,086	48.3	25,023
Total	$26,075	52.0%	$24,054	48.0%	$50,129
2017
December 31	$12,704	51.0%	$12,222	49.0%	$24,926
September 30	12,584	50.7	12,242	49.3	24,826
June 30	11,979	50.2	11,868	49.8	23,847
March 31	11,397	49.9	11,447	50.1	22,844
Total	$48,664	50.5%	$47,779	49.5%	$96,443

(1)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(2)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of our offering.
Refer to “Note 6 to the Condensed Consolidated Financial Statements” for further detail on distributions.
Redemptions. For the six months ended June 30, 2018 and 2017, we received eligible redemption requests related to approximately 1.4 million and 0.8 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $14.1 million, or an average price of $9.78 per share, and approximately $7.4 million, or an average price of $9.62 per share, respectively. We have repurchased shares of our common stock above the estimated NAV per share most recently determined as of the date of such redemptions and, accordingly, these repurchases have been dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter; and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program.”
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. As of June 30, 2018, our critical accounting estimates have not changed from those described in our 2017 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2018, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of June 30, 2018, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, $350.0 million of borrowings under one of our term loans, and $722.4 million under our mortgage notes, which, in the aggregate, represented approximately 79.7% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2018, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.2 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2018. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of June 30, 2018, our consolidated variable interest rate debt consisted of $161.0 million of borrowings under our line of credit and our $150.0 million term loan, which represented approximately 20.3% of our total consolidated debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $311.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2018, would change our annual interest expense by approximately $0.6 million.
Derivative Instruments. As of June 30, 2018, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $596.5 million. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of Operating Partnership Units (or “OP Units”) to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. In addition, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis, including but not limited to a price equal to the then-current estimated NAV per share. If our board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice, which we will provide by filing a Current Report on Form 8-K with the SEC. During a public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of the share redemption program.
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
For the six months ended June 30, 2018 and 2017, we received eligible redemption requests related to approximately 1.4 million and 0.8 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $14.1 million, or an average price of $9.78 per share, and approximately $7.4 million or an average price of $9.62 per share, respectively.
The table below summarizes the redemption activity for the three months ended June 30, 2018:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
April 30, 2018	—	$—	—	—
May 31, 2018	—	—	—	—
June 30, 2018	785,558	9.78	785,558	—
Total	785,558	$9.78	785,558	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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

10.11*
Second Amendment to Term Loan Credit Agreement, dated June 20, 2018, by and among Industrial Property Operating Partnership LP; the several banks, financial institutions and other entities referred to in the signature pages thereto; and Regions Bank.

10.12*	Amended and Restated Advisory Agreement (2018), dated August 12, 2018, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 13, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

August 13, 2018	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

August 13, 2018	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)