Form 10-Q
period 2018-09-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2018-11-09
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☒			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2018, there were 105,667,443 shares of the registrant’s Class A common stock and 71,280,451 shares of the registrant’s Class T common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Net investment in real estate properties	$2,694,922	$2,706,344
Investment in unconsolidated joint ventures	121,297	106,631
Cash and cash equivalents	4,772	5,397
Restricted cash	65	65
Straight-line and tenant receivables, net	28,509	23,643
Due from affiliates	282	907
Other assets	31,029	22,560
Total assets	$2,880,876	$2,865,547
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$29,420	$21,668
Debt, net	1,560,684	1,489,145
Due to affiliates	119	570
Distributions payable	23,860	23,757
Distribution fees payable to affiliates	20,432	26,071
Other liabilities	43,637	44,866
Total liabilities	1,678,152	1,606,077
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 105,514 shares and 104,589 shares issued and outstanding, respectively	1,055	1,046
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 70,992 shares and 69,925 shares issued and outstanding, respectively	710	699
Additional paid-in capital	1,578,724	1,561,749
Accumulated deficit	(401,014)	(320,897)
Accumulated other comprehensive income	23,248	16,872
Total stockholders’ equity	1,202,723	1,259,469
Noncontrolling interests	1	1
Total equity	1,202,724	1,259,470
Total liabilities and equity	$2,880,876	$2,865,547
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Rental revenues	$60,664	$56,686	$179,514	$166,368
Total revenues	60,664	56,686	179,514	166,368
Operating expenses:
Rental expenses	15,950	14,899	47,451	43,910
Real estate-related depreciation and amortization	27,934	29,044	83,987	83,756
General and administrative expenses	2,130	2,106	7,410	6,301
Asset management fees, related party	6,214	5,689	18,326	16,575
Total operating expenses	52,228	51,738	157,174	150,542
Operating income	8,436	4,948	22,340	15,826
Other expenses (income):
Equity in income of unconsolidated joint ventures	(2,729)	(39)	(4,023)	(124)
Interest expense and other	12,875	10,516	36,939	30,600
Net gain on disposition of real estate properties	(141)	—	(126)	(131)
Total other expenses	10,005	10,477	32,790	30,345
Net loss	(1,569)	(5,529)	(10,450)	(14,519)
Net income attributable to noncontrolling interests	—	(16)	—	(47)
Net loss attributable to common stockholders	$(1,569)	$(5,545)	$(10,450)	$(14,566)
Weighted-average shares outstanding	176,456	174,300	176,071	167,363
Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.09)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net loss attributable to common stockholders	$(1,569)	$(5,545)	$(10,450)	$(14,566)
Unrealized gain (loss) on derivative instruments, net	81	(209)	6,376	(963)
Comprehensive loss attributable to common stockholders	$(1,488)	$(5,754)	$(4,074)	$(15,529)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
(in thousands)	Shares	Amount
Balance as of December 31, 2017	174,514	$1,745	$1,561,749	$(320,897)	$16,872	$1	$1,259,470
Net loss	—	—	—	(10,450)	—	—	(10,450)
Unrealized gain on derivative instruments	—	—	—	—	6,376	—	6,376
Issuance of common stock	3,433	34	36,252	—	—	—	36,286
Share-based compensation	—	—	1,201	—	—	—	1,201
Upfront offering costs	—	—	(397)	—	—	—	(397)
Trailing distribution fees	—	—	51	5,589	—	—	5,640
Redemptions of common stock	(1,441)	(14)	(20,132)	—	—	—	(20,146)
Distributions on common stock	—	—	—	(75,256)	—	—	(75,256)
Balance as of September 30, 2018	176,506	$1,765	$1,578,724	$(401,014)	$23,248	$1	$1,202,724
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Operating activities:
Net loss	$(10,450)	$(14,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	83,987	83,756
Equity in income of unconsolidated joint ventures	(4,023)	(124)
Straight-line rent and amortization of above- and below-market leases	(7,519)	(9,278)
Net gain on disposition of real estate properties	(126)	(131)
Other	2,137	2,913
Changes in operating assets and liabilities:
Tenant receivables and other assets	(1,679)	(867)
Accounts payable, accrued expenses and other liabilities	5,955	6,633
Due from / to affiliates, net	413	(2,845)
Net cash provided by operating activities	68,695	65,538
Investing activities:
Real estate acquisitions	(39,918)	(248,501)
Acquisition deposits	(130)	(623)
Proceeds from the disposition of real estate properties	580	15,427
Capital expenditures and development activities	(30,806)	(31,157)
Investment in unconsolidated joint ventures	(14,931)	(32,192)
Distributions from joint ventures	—	2,730
Net proceeds from sale of joint venture ownership interest	4,235	—
Net cash used in investing activities	(80,970)	(294,316)
Financing activities:
Proceeds from line of credit	117,000	296,000
Repayments of line of credit	(46,000)	(241,000)
Proceeds from mortgage note	—	105,000
Repayments of mortgage notes	(893)	—
Financing costs paid	(335)	(777)
Proceeds from issuance of common stock	—	146,217
Offering costs paid related to issuance of common stock	(435)	(10,578)
Distributions paid to common stockholders	(33,277)	(29,091)
Dividends paid on noncontrolling interests	—	(63)
Distribution fees paid to affiliates	(5,588)	(4,781)
Redemptions of common stock	(18,822)	(9,891)
Net cash provided by financing activities	11,650	251,036
Net (decrease) increase in cash, cash equivalents and restricted cash	(625)	22,258
Cash, cash equivalents and restricted cash, at beginning of period	5,462	8,438
Cash, cash equivalents and restricted cash, at end of period	$4,837	$30,696

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
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company adopted the standard when it became effective for the Company, as of the reporting period beginning January 1, 2018. The Company elected the package of practical expedients, and accordingly did not reallocate contract consideration to lease components within the scope of the existing lease guidance when it adopted ASU 2014-09. The adoption of ASU 2014-09 did not have a significant impact on the Company’s condensed consolidated financial statements.
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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for all companies beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company adopted this guidance effective September 30, 2018. The adoption of ASU 2018-13 did not have a significant impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the standard when it becomes effective for the Company, as of the reporting period beginning January 1, 2019, and it expects to elect the practical expedients available for implementation under the standard. Under the practical expedients election, the Company would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. The Company also plans to adopt ASU 2018-01 when it becomes effective for the Company, as of the reporting period beginning January 1, 2019, and it expects to elect the practical expedients available for implementation under the standard. The Company’s initial analysis of its lease contracts indicates that the adoption of these standards will not have a material effect on its consolidated financial statements. The Company is still in the process of evaluating the impact of ASU 2016-02 and ASU 2018-02.
2. INVESTMENT IN REAL ESTATE PROPERTIES
As of September 30, 2018 and December 31, 2017, the Company’s consolidated investment in real estate properties consisted of 238 and 235 industrial buildings, respectively.

	As of
(in thousands)	September 30, 2018	December 31, 2017
Land	$792,306	$771,613
Building and improvements	1,961,752	1,919,580
Intangible lease assets	208,453	239,190
Construction in progress	17,005	14,002
Investment in real estate properties	2,979,516	2,944,385
Less accumulated depreciation and amortization	(284,594)	(238,041)
Net investment in real estate properties	$2,694,922	$2,706,344

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities, as of September 30, 2018 and December 31, 2017, include the following:

	As of September 30, 2018			As of December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$198,195	$(96,264)	$101,931	$227,922	$(103,979)	$123,943
Above-market lease assets (1)	10,258	(5,591)	4,667	11,268	(5,212)	6,056
Below-market lease liabilities (2)	(30,310)	13,737	(16,573)	(33,278)	13,755	(19,523)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,614	$1,623	$4,724	$5,950
Above-market lease amortization	(441)	(508)	(1,390)	(1,577)
Below-market lease amortization	1,296	1,738	4,185	4,905
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$18,552	$16,430	$53,889	$47,742
Intangible lease asset amortization	9,382	12,614	30,098	36,014
3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company has entered into joint ventures with third-party investors for purposes of investing primarily in the development of industrial properties located in certain major U.S. distribution markets. The Company reports its investment for the Build-To-Core I Partnership LP (the “BTC I Partnership”) and the Build-To-Core II Partnership LP (the “BTC II Partnership”) under the equity method on its condensed consolidated balance sheets due to the fact that the Company maintains significant influence in each partnership. The following table summarizes the Company’s investment in the unconsolidated joint ventures:

	As of				Investment in Unconsolidated Joint Ventures as of
	September 30, 2018		December 31, 2017
($ in thousands)	Ownership Percentage	Number of Buildings	Ownership Percentage	Number of Buildings	September 30, 2018	December 31, 2017
BTC I Partnership	20.0%	37	20.0%	33	$110,343	$97,359
BTC II Partnership (1)	8.0%	11	13.0%	10	10,954	9,272
Total joint ventures		48		43	$121,297	$106,631

(1)	On January 31, 2018, the Company sold and assigned a 5.0% portion of its ownership interest in the BTC II Partnership for a purchase price equal to approximately $4.2 million.

The following is a summary of certain operating data of the BTC I Partnership:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Operating data:
Total revenues	$12,310	$7,525	$35,172	$20,637
Total operating expenses	9,352	6,297	26,886	18,421
Total other income (expenses)	10,998	(645)	13,030	(1,151)
Net income	13,956	583	21,316	1,065
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

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	September 30, 2018	December 31, 2017	Maturity Date	September 30, 2018	December 31, 2017
Line of credit (1)	3.30%	2.81%	January 2020	$346,000	$275,000
Term loan (2)	2.65%	2.65%	January 2021	350,000	350,000
Term loan (3)	3.81%	3.46%	May 2022	150,000	150,000
Fixed-rate mortgage notes (4)	3.36%	3.36%	July 2020 - December 2025	721,988	722,880
Total principal amount / weighted-average (5)	3.23%	3.10%		$1,567,988	$1,497,880
Less unamortized debt issuance costs				$(7,304)	$(8,735)
Total debt, net				$1,560,684	$1,489,145
Gross book value of properties encumbered by debt				$1,146,378	$1,153,150

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this line of credit. As of September 30, 2018, the unused and available portions under the line of credit were both $153.5 million. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

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

(3)
As of December 31, 2017, the effective interest rate was calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. On June 20, 2018, the Company amended the terms of this term loan. As of September 30, 2018, the effective interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.30% to 2.15%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.15%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate. This term loan is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

(4)
Interest rates range from 2.94% to 3.65%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $96.1 million and $97.0 million as of September 30, 2018 and December 31, 2017, respectively. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(5)	The weighted-average remaining term of the Company’s consolidated debt was approximately 3.8 years as of September 30, 2018, excluding any extension options on the line of credit.
As of September 30, 2018, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2018	$—	$—	$462	$462
2019	—	—	2,191	2,191
2020	346,000	—	15,259	361,259
2021	—	350,000	6,047	356,047
2022	—	150,000	83,579	233,579
Thereafter	—	—	614,450	614,450
Total principal payments	$346,000	$500,000	$721,988	$1,567,988

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
Debt Covenants
The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with its debt covenants as of September 30, 2018.
Derivative Instruments
To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. As of September 30, 2018, the Company had 11 outstanding interest rate swap agreements, which were associated with $596.1 million of debt, that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.
The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2018 and 2017, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

			Fair Value as of
(in thousands)	Notional Amount	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swaps	$596,087	Other assets	$23,248	$16,872

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest rate swaps:
Income (loss) recognized in AOCI (effective portion)	$1,664	$144	$10,081	$(719)
Income reclassified from AOCI into income (effective portion)	(1,583)	(353)	(3,705)	(244)
Net other comprehensive income (loss)	$81	$(209)	$6,376	$(963)
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
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2018
Assets
Derivative instruments	$—	$23,248	$—	$23,248
Total assets measured at fair value	$—	$23,248	$—	$23,248
December 31, 2017
Assets
Derivative instruments	$—	$16,872	$—	$16,872
Total assets measured at fair value	$—	$16,872	$—	$16,872
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
Nonrecurring Fair Value of Financial Measurements
As of September 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2018		As of December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Line of credit	$346,000	$346,000	$275,000	$275,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	721,988	687,330	722,880	708,615

6. STOCKHOLDERS’ EQUITY
Distribution Reinvestment Plan Offering
The Company is continuing to offer and sell shares pursuant to its distribution reinvestment plan, which it may amend or terminate at any time, in its sole discretion. The Company has registered $311.9 million in shares of its common stock to be sold pursuant to its distribution reinvestment plan and is offering the shares at a price equal to the net asset value (“NAV”) per share most recently disclosed by the Company, which is presently $11.11 per share. As of September 30, 2018, $263.4 million in shares remained available for sale pursuant to the Company’s distribution reinvestment plan.
Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the period presented below:

(in thousands)	Class A Shares	Class T Shares	Total Shares
Balance as of December 31, 2017	104,589	69,925	174,514
Issuance of common stock:
Primary shares	—	—	—
DRIP	1,958	1,308	3,266
Stock grants	180	—	180
Redemptions	(1,200)	(241)	(1,441)
Forfeitures	(13)	—	(13)
Balance as of September 30, 2018	105,514	70,992	176,506
Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2018
September 30	$0.1425	$11,362	$11,885	$1,880	$25,127
June 30	0.1425	11,262	11,980	1,864	25,106
March 31	0.1425	11,092	12,086	1,845	25,023
Total	$0.4275	$33,716	$35,951	$5,589	$75,256
2017
December 31	$0.1425	$10,923	$12,222	$1,781	$24,926
September 30	0.1425	10,820	12,242	1,764	24,826
June 30	0.1425	10,349	11,868	1,630	23,847
March 31	0.1425	9,902	11,447	1,495	22,844
Total	$0.5700	$41,994	$47,779	$6,670	$96,443

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share and per Class T share of common stock. The quarterly distribution on Class T shares of common stock is reduced by the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis).

(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares issued in the primary portion of the initial public offering only.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares.

Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017
Number of eligible shares redeemed	2,057	1,419
Aggregate dollar amount of shares redeemed	$20,146	$13,616
Average redemption price per share	$9.79	$9.60
7. RELATED PARTY TRANSACTIONS
The table below summarizes the fees and expenses incurred by the Company for services provided by Industrial Property Advisors LLC (the “Advisor”) and its affiliates, and by the Black Creek Capital Markets, LLC (the “Dealer Manager”) related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
					September 30, 2018	December 31, 2017
(in thousands)	2018	2017	2018	2017
Expensed:
Asset management fees	$6,010	$5,689	$17,916	$16,575	$74	$54
Asset management fees related to dispositions (1)	221	—	427	409	—	—
Other expense reimbursements (2)	1,145	1,056	3,881	3,317	315	605
Total	$7,376	$6,745	$22,224	$20,301	$389	$659
Capitalized:
Acquisition fees	$525	$2,102	$784	$5,144	$—	$132
Development acquisition fees	123	384	1,070	558	61	98
Total	$648	$2,486	$1,854	$5,702	$61	$230
Additional Paid-In Capital:
Sales commissions	$—	$222	$—	$4,491	$—	$—
Dealer manager fees	—	143	—	3,026	—	—
Offering costs	137	509	397	4,240	80	116
Distribution fees - current (3)	1,880	1,764	5,589	4,889	613	613
Distribution fees - trailing (3)	—	—	—	926	20,432	26,071
Total	$2,017	$2,638	$5,986	$17,572	$21,125	$26,800

(1)
Asset management fees that relate to the Company’s proportionate share of the disposition fee associated with the dispositions of joint venture properties are included in asset management fees on the Company’s condensed consolidated statement of operations. Asset management fees that relate to the disposition fee associated with dispositions of wholly-owned properties are netted against the respective gain from dispositions and are included in the related net gain amount on the Company’s condensed consolidated statements of operations.

(2)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the amended and restated advisory agreement, dated August 12, 2018, by and among the Company, Industrial Property Operating Partnership LP (the “Operating Partnership”), and the Advisor. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to services for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $0.9 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and $3.1 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

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
The Advisor has two wholly-owned subsidiaries, which are referred to herein as “Advisor Sub I” and “Advisor Sub II,” and collectively, the “Advisor Subs.” Advisor Sub I holds a special limited partner interest in the BTC I Partnership and an affiliate of Advisor Sub II holds a special limited partner interest in the BTC II Partnership. The BTC I Partnership pays fees to Advisor Sub I for providing advisory services to the BTC I Partnership and the BTC II Partnership pays fees to Advisor Sub II for providing advisory services to the BTC II Partnership. These advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. In addition, the partnership agreements for the joint ventures contain procedures for making distributions to the parties, including incentive distributions to the respective Advisor Sub that is a special limited partner of the respective joint venture, which are subject to certain return thresholds being achieved. The obligations of the Advisor Subs to provide advisory services to the respective joint ventures will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for “cause,” the respective Advisor Subs will have the option, in their sole discretion, to seek to become the administrative general partner of the respective joint venture; subject, in the case of the BTC I Partnership, to certain conditions, including obtaining the consent of the third-party limited partners. If the respective Advisor Sub is made the administrative general partner, then the Advisor Sub will continue to provide the advisory services and receive the same fees as those to which it was entitled prior to becoming the administrative general partner, but the Advisor Sub will not control or manage the respective joint venture.
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
For the three and nine months ended September 30, 2018, the joint ventures incurred in aggregate approximately $2.1 million and $5.6 million, respectively, in acquisition and asset management fees, which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements, as compared to $1.3 million and $3.8 million for the three and nine months ended September 30, 2017, respectively. Additionally, as of September 30, 2018, the joint ventures had amounts payable to the Company of approximately $0.2 million, which were recorded in due from affiliates on the condensed consolidated balance sheets.

8. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Distributions payable	$23,860	$23,653
Redemptions payable	6,053	6,220
Distribution fees payable to affiliates	20,432	27,877
Distributions reinvested in common stock	36,288	33,586
Non-cash capital expenditures	2,090	609
Restricted Cash
Restricted cash consists of cash held in escrow in connection with certain financing requirements and tenant improvements. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Beginning of period:
Cash and cash equivalents	$5,397	$8,358
Restricted cash	65	80
Cash, cash equivalents and restricted cash	$5,462	$8,438
End of period:
Cash and cash equivalents	$4,772	$30,631
Restricted cash	65	65
Cash, cash equivalents and restricted cash	$4,837	$30,696
9. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.
Environmental Matters
A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of September 30, 2018.

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
On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including up to $1.5 billion in shares of common stock in our primary offering and $500.0 million in shares offered under our distribution reinvestment plan. On June 30, 2017, we terminated the primary portion of our initial public offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan at a price equal to the NAV per share we most recently disclosed, which is presently $11.11 per share. We may terminate our distribution reinvestment plan offering at any time. As of September 30, 2018, we had raised gross proceeds of approximately $1.8 billion from the sale of 180.1 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for information concerning our distribution reinvestment plan offering.
As of September 30, 2018, we owned and managed, either directly or through our minority ownership interests in our joint ventures, a total real estate portfolio that included 286 industrial buildings totaling approximately 49.2 million square feet located in 26 markets throughout the U.S., with 513 customers, and was 89.2% occupied (90.7% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of September 30, 2018:

•	276 industrial buildings totaling approximately 45.7 million square feet comprised our operating portfolio, which includes stabilized properties, and was 94.8% occupied (95.2% leased).

•
10 industrial buildings totaling approximately 3.5 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Of our total portfolio, we owned and managed 48 buildings totaling approximately 11.5 million square feet through our joint ventures (as described in “Note 3 to the Condensed Consolidated Financial Statements”). From January 2014 through September 30, 2018, we had acquired, either directly or through our minority ownership interest in our joint ventures, 301 buildings comprised of approximately 51.3 million square feet for an aggregate total purchase price of approximately $3.9 billion. We funded these acquisitions primarily with proceeds from our public offering and debt financings.
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
Summary of 2018 Activities
During the nine months ended September 30, 2018, we completed the following activities:

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

•	We directly acquired three industrial buildings comprised of approximately 0.3 million square feet for a purchase price of approximately $34.4 million.

•
We, through our 20.0% ownership interest in the BTC I Partnership, acquired one industrial building comprising approximately 0.3 million square feet for a total purchase price of approximately $20.5 million, and completed the development of six industrial buildings comprising approximately 2.4 million square feet for an aggregate total purchase price of approximately $215.1 million. Additionally, the BTC I Partnership sold three industrial buildings totaling 0.5 million square feet for net proceeds of $38.7 million. As of September 30, 2018, the BTC I Partnership owned 37 industrial buildings totaling approximately 9.2 million square feet.

•
We, through our 8.0% ownership interest in the BTC II Partnership, acquired one industrial building totaling approximately 0.3 million square feet for a purchase price of approximately $17.0 million. As of September 30, 2018, the BTC II Partnership owned 11 industrial buildings totaling approximately 2.3 million square feet.

•
As of September 30, 2018, our joint ventures had an additional 18 buildings under construction totaling approximately 4.3 million square feet, and five buildings in the pre-construction phase for an additional 1.2 million square feet.

•
We leased approximately 6.7 million square feet, which included 4.1 million square feet of new and future leases and 2.6 million square feet of renewals through 105 separate transactions with an average annual base rent of $5.38 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Portfolio data:
Consolidated buildings	238	235	232
Unconsolidated buildings	48	43	40
Total buildings	286	278	272
Rentable square feet of consolidated buildings	37,750	37,460	37,078
Rentable square feet of unconsolidated buildings	11,495	9,032	7,862
Total rentable square feet	49,245	46,492	44,940
Total number of customers (1)	513	493	495
Percent occupied of operating portfolio (1)(2)	94.8%	96.2%	95.0%
Percent occupied of total portfolio (1)(2)	89.2%	88.4%	88.2%
Percent leased of operating portfolio (1)(2)	95.2%	96.5%	97.3%
Percent leased of total portfolio (1)(2)	90.7%	90.3%	91.4%

(1)	Represents our total portfolio, which includes our consolidated and unconsolidated properties.

(2)
See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Nine Months Ended September 30, 2018 Compared to the Same Periods in 2017
The following table summarizes our results of operations for the three and nine months ended September 30, 2018 as compared to the same periods in 2017. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 217 buildings totaling approximately 34.8 million square feet owned as of July 1, 2017, which portfolio represented 92.2% of total rentable square feet, 93.9% of total revenues, and 94.1% of net operating income as of September 30, 2018. The same store operating portfolio for the nine month periods presented below included 205 buildings totaling approximately 33.1 million square feet owned as of January 1, 2017, which portfolio represented 87.8% of total rentable square feet, 89.7% of total revenues, and 90.1% of net operating income as of September 30, 2018.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Rental revenues:
Same store operating properties	$56,934	$56,263	$671	1.2%	$160,936	$158,887	$2,049	1.3%
Other properties	3,730	423	3,307	NM	18,578	7,481	11,097	NM
Total rental revenues	60,664	56,686	3,978	7.0	179,514	166,368	13,146	7.9
Rental expenses:
Same store operating properties	(14,848)	(14,734)	(114)	(0.8)	(41,889)	(41,585)	(304)	(0.7)
Other properties	(1,102)	(165)	(937)	NM	(5,562)	(2,325)	(3,237)	NM
Total rental expenses	(15,950)	(14,899)	(1,051)	(7.1)	(47,451)	(43,910)	(3,541)	(8.1)
Net operating income:
Same store operating properties	42,086	41,529	557	1.3	119,047	117,302	1,745	1.5
Other properties	2,628	258	2,370	NM	13,016	5,156	7,860	NM
Total net operating income	44,714	41,787	2,927	7.0	132,063	122,458	9,605	7.8
Other income and (expenses):
Real estate-related depreciation and amortization	(27,934)	(29,044)	1,110	3.8	(83,987)	(83,756)	(231)	(0.3)
General and administrative expenses	(2,130)	(2,106)	(24)	(1.1)	(7,410)	(6,301)	(1,109)	(17.6)
Asset management fees, related party	(6,214)	(5,689)	(525)	(9.2)	(18,326)	(16,575)	(1,751)	(10.6)
Equity in income of unconsolidated joint ventures	2,729	39	2,690	NM	4,023	124	3,899	NM
Interest expense and other	(12,875)	(10,516)	(2,359)	(22.4)	(36,939)	(30,600)	(6,339)	(20.7)
Net gain on disposition of real estate properties	141	—	141	100.0	126	131	(5)	(3.8)
Total other income and (expenses)	(46,283)	(47,316)	1,033	2.2	(142,513)	(136,977)	(5,536)	(4.0)
Net loss	(1,569)	(5,529)	3,960	71.6	(10,450)	(14,519)	4,069	28.0
Net loss attributable to noncontrolling interests	—	(16)	16	100.0	—	(47)	47	100.0
Net loss attributable to common stockholders	$(1,569)	$(5,545)	$3,976	71.7%	$(10,450)	$(14,566)	$4,116	28.3%
Weighted-average shares outstanding	176,456	174,300	2,156		176,071	167,363	8,708
Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$0.02		$(0.06)	$(0.09)	$0.03

NM = Not meaningful
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $4.0 million, or 7.0%, and $13.1 million, or 7.9%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio over these periods. For the three months ended September 30, 2018, non-same store rental revenues reflect the addition of 13 buildings we had acquired since July 1, 2017, and for the nine months ended September 30, 2018, non-same store rental revenues reflect the addition of 27 buildings we have acquired since January 1, 2017. Same store rental revenues for the three and nine months ended September 30, 2018 increased by 1.2% and 1.3%, respectively, as compared to the same periods in 2017, primarily due to higher rental rates for new leases and renewals, as well as a slight increase in the average occupancy rate for the same store operating portfolio from 97.1% to

97.4% and from 96.9% to 97.2% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, which were partially offset by an easement payment received in 2017.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $1.1 million, or 7.1%, for the three months ended September 30, 2018, as compared to the same period in 2017, and $3.5 million, or 8.1%, for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to an increase in non-same store rental expenses attributable to the growth in our portfolio over these periods. Same store rental expenses for the three and nine months ended September 30, 2018 increased less than 1.0% as compared to the same periods in 2017.
Other Income and Expenses. Other income and expenses, in aggregate, decreased by approximately $1.0 million, or 2.2%, for the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to:

•
an increase in our proportionate share of the income of our unconsolidated joint ventures of $2.7 million primarily related to our share of net gains on disposition of real estate properties of unconsolidated joint ventures; and

•	a decrease in real estate-related depreciation and amortization expense of $1.1 million that was driven by the retirement of certain intangible assets that became fully amortized during 2018;
Partially offset by:

•
an increase in interest expense of $2.4 million primarily due to: (i) higher average net borrowings under our line of credit for the three months ended September 30, 2018 of $199.7 million; and (ii) a higher aggregate weighted-average interest rate of 3.23% as of September 30, 2018, as compared to 2.97% as of September 30, 2017.

Other income and expenses, in aggregate, increased by approximately $5.5 million, or 4.0%, for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to:

•
an increase in interest expense of $6.3 million for the nine months ended September 30, 2018 primarily due to: (i) higher average net borrowings under our line of credit for the nine months ended September 30, 2018 of $123.7 million; (ii) higher average net property level borrowings for the nine months ended September 30, 2018 of $58.0 million; and (iii) a higher aggregate weighted-average interest rate as mentioned above; and

•
an increase in asset management fees, general and administrative expenses, and real estate-related depreciation and amortization totaling an aggregate amount of $3.1 million for the nine months ended September 30, 2018 as the result of the growth of our portfolio since January 1, 2017;

Partially offset by:

•
an increase in our proportionate share of the income of our unconsolidated joint ventures of $3.9 million primarily related to our share of net gains on disposition of real estate properties of unconsolidated joint ventures.

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and nine months ended September 30, 2018, GAAP net loss attributable to common stockholders was $1.6 million and $10.5 million, respectively, as compared to $5.5 million and $14.6 million, respectively, for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, NOI increased 7.0% to $44.7 million and 7.8% to $132.1 million, respectively, as compared to $41.8 million and $122.5 million, respectively, for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, same store NOI was $42.1 million and $119.0 million, up 1.3% and 1.5%, respectively, as compared to $41.5 million and $117.3 million, respectively, for the three and nine months ended September 30, 2017. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations—Results for the Three and Nine Months Ended September 30, 2018 Compared

to the Same Periods in 2017” above for a reconciliation of our GAAP net loss to NOI for the three and nine months ended September 30, 2018 and 2017.
Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)
We believe that FFO and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the expense support agreement, as described in Item 8, “Financial Statements and Supplementary Data” in our 2017 Form 10-K. are included in determining our net loss, which is used to determine FFO and MFFO. If we had not received expense support from the Advisor in prior periods, our FFO and MFFO for such periods would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
We use FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio, and (ii) evaluate potential performance to determine liquidity event strategies. We believe FFO and MFFO facilitate a comparison to other REITs that have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO and MFFO.

The following unaudited table presents a reconciliation of GAAP net loss to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
GAAP net loss attributable to common stockholders	$(1,569)	$(5,545)	$(10,450)	$(14,566)
GAAP net loss per common share	$(0.01)	$(0.03)	$(0.06)	$(0.09)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(1,569)	$(5,545)	$(10,450)	$(14,566)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	27,934	29,044	83,987	83,756
Our share of real estate-related depreciation and amortization of unconsolidated joint ventures	1,070	736	3,044	1,975
Net gain on disposition of real estate properties	(141)	—	(126)	(131)
Our share of net loss (gain) on disposition of real estate properties of unconsolidated joint ventures and sell down of joint venture ownership interest	(2,193)	—	(2,794)	—
NAREIT FFO attributable to common stockholders	$25,101	$24,235	$73,661	$71,034
NAREIT FFO per common share	$0.14	$0.14	$0.42	$0.42
Reconciliation of NAREIT FFO to MFFO:
NAREIT FFO attributable to common stockholders	$25,101	$24,235	$73,661	$71,034
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(2,469)	(2,853)	(7,519)	(9,278)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint ventures	(169)	(154)	(1,026)	(285)
MFFO attributable to common stockholders	$22,463	$21,228	$65,116	$61,471
MFFO per common share	$0.13	$0.12	$0.37	$0.37
Weighted-average shares outstanding	176,456	174,300	176,071	167,363
We believe that: (i) our FFO of $25.1 million, or $0.14 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $25.1 million, or $0.14 per share, for the three months ended September 30, 2018; and (ii) our FFO of $73.7 million, or $0.42 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $75.3 million, or $0.43 per share, for the nine months ended September 30, 2018 are indicative of future performance as we are no longer raising capital from the primary portion of our public offering and are no longer in the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Total cash provided by (used in):
Operating activities	$68,695	$65,538
Investing activities	(80,970)	(294,316)
Financing activities	11,650	251,036
Net (decrease) increase in cash	$(625)	$22,258
Cash provided by operating activities during the nine months ended September 30, 2018 increased by approximately $3.2 million as compared to the same period in 2017, related to increases in both property operations and cash from working capital. Cash used in investing activities during the nine months ended September 30, 2018 decreased by approximately $213.3 million as compared to the same period in 2017, primarily due to a net decrease in our acquisition activity in the amount of $209.4 million and a net decrease in our activity related to our investments in unconsolidated joint ventures in the amount of $17.3 million, which were partially offset by a decrease in net proceeds from the disposition of real estate properties of $14.8 million. Cash provided by financing activities during the nine months ended September 30, 2018 decreased by approximately $239.4 million as compared to the same period in 2017, primarily due to a decrease in our net offering proceeds raised of $136.1 million as a result of the termination of the primary portion of our offering in June 2017, as well as a decrease in our net borrowing activity of $89.5 million.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of September 30, 2018, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had: (i) approximately $346.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.30%, which includes the effect of the interest rate swap agreements related to $150.0 million in borrowings under our line of credit; and (ii) $500.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.00%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were both $153.5 million. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of September 30, 2018, we had property-level borrowings of approximately $722.0 million outstanding with a weighted-average remaining term of 5.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreement relating to our $96.1 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2018.
Offering Proceeds. As of September 30, 2018, aggregate gross proceeds raised from our offering, including proceeds raised through our distribution reinvestment plan, were $1.8 billion ($1.7 billion net of direct selling costs).
Distributions. We intend to continue to make distributions on a quarterly basis. For the nine months ended September 30, 2018, 52.2% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 47.8% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, net proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the fourth quarter of 2018, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the fourth quarter of 2018 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Distributions for the fourth quarter of 2018 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than January 15, 2019.
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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities		Proceeds from DRIP Shares (1)		Gross Distributions (2)
2018
September 30	$13,242	52.7%	$11,885	47.3%	$25,127
June 30	13,126	52.3	11,980	47.7	25,106
March 31	12,937	51.7	12,086	48.3	25,023
Total	$39,305	52.2%	$35,951	47.8%	$75,256
2017
December 31	$12,704	51.0%	$12,222	49.0%	$24,926
September 30	12,584	50.7	12,242	49.3	24,826
June 30	11,979	50.2	11,868	49.8	23,847
March 31	11,397	49.9	11,447	50.1	22,844
Total	$48,664	50.5%	$47,779	49.5%	$96,443

(1)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(2)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of our offering.
Refer to “Note 6 to the Condensed Consolidated Financial Statements” for further detail on distributions.
Redemptions. For the nine months ended September 30, 2018 and 2017, we received eligible redemption requests related to approximately 2.1 million and 1.4 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $20.1 million, or an average price of $9.79 per share, and approximately $13.6 million, or an average price of $9.60 per share, respectively. We have redeemed shares of our common stock above the NAV per share most recently determined as of the date of such redemptions and, accordingly, these redemptions have been dilutive to our remaining stockholders. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter; and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program.”
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the standard when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Under the practical expedients election, we would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. We also plan to adopt ASU 2018-01 when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Our initial analysis of our lease contracts indicates that the adoption of these standards will not have a material effect on our consolidated financial statements. We are still in the process of evaluating the impact of ASU 2016-02 and ASU 2018-02.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. As of September 30, 2018, our critical accounting estimates have not changed from those described in our 2017 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2018, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of September 30, 2018, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, $350.0 million of borrowings under one of our term loans, and $722.0 million under our mortgage notes, which, in the aggregate, represented approximately 77.9% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2018, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.2 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2018. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of September 30, 2018, our consolidated variable interest rate debt consisted of $196.0 million of borrowings under our line of credit and our $150.0 million term loan, which represented approximately 22.1% of our total consolidated debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $346.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2018, would change our annual interest expense by approximately $0.7 million.
Derivative Instruments. As of September 30, 2018, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $596.1 million. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K, as updated in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 13, 2018 (the “Second Quarter 2018 10-Q”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2017 Form 10-K and our Second Quarter 2018 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
With the exception of the risk factor set forth below, which updates the risk factors disclosed in our 2017 Form 10-K and our Second Quarter 2018 10-Q, there have been no material changes to the risk factors disclosed in our 2017 Form 10-K and our Second Quarter 2018 10-Q.
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

The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority with respect to Industrial Investments or other investment opportunities. The Sponsor or its affiliates may grant additional special priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
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
Since we are no longer engaged in a public offering of primary shares, the redemption price will continue to be calculated in accordance with the above table (subject to the limitations and exceptions described herein); provided, that, if the redemption price calculated in accordance with the above table would result in a price that is higher than the NAV per share of our common stock most recently disclosed by us in a public filing with the SEC, then the redemption price will be equal to the NAV per share most recently disclosed by us in a public filing with the SEC, which presently is $11.11 per share.
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
For the nine months ended September 30, 2018 and 2017, we received eligible redemption requests related to approximately 2.1 million and 1.4 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $20.1 million, or an average price of $9.79 per share, and approximately $13.6 million or an average price of $9.60 per share, respectively.

The table below summarizes the redemption activity for the three months ended September 30, 2018:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
July 31, 2018	—	$—	—	—
August 31, 2018	—	—	—	—
September 30, 2018	620,530	9.81	620,530	—
Total	620,530	$9.81	620,530	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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

101
The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 9, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

November 9, 2018	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

November 9, 2018	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)