Form 10-K
period 2018-12-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2019-03-06
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Common Stock, $0.01 Par Value
(Title of Each Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☒			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018 cannot be calculated because no established market exists for the registrant’s common stock.
As of February 28, 2019, there were 105,567,408 shares of the registrant’s Class A common stock and 71,532,883 shares of the registrant’s Class T common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2019.

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
On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock at $10.00 per share, including up to $1.5 billion in shares of common stock in our primary offering and $500.0 million in shares offered under our distribution reinvestment plan. On June 30, 2017, we terminated the primary portion of our public offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan at a price equal to the net asset value (“NAV”), per share that we most recently disclosed, which is $12.33 per share as of November 30, 2018. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share” for a description of the methodologies and assumptions used to determine, and the limitations of the estimated NAV per share. We may terminate our distribution reinvestment plan offering at any time. As of December 31, 2018, we had raised gross proceeds of approximately $1.8 billion from the sale of 181.1 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan. See “Note 10 to the Consolidated Financial Statements” for information concerning our distribution reinvestment plan offering.
We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the amended and restated advisory agreement, dated August 12, 2018, by and among the Company, Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends on August 12, 2019, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.
As of December 31, 2018, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships, a real estate portfolio that included 285 industrial buildings totaling approximately 49.6 million square feet located in 26 markets throughout the U.S., with 510 customers, and was 89.0% occupied (90.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.0 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. See Item 2, “Properties,” for further details on our portfolio. Additionally, see Item 8, “Financial Statements and Supplementary Data,” for details on our 2018 acquisition activity.
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

Investment Strategy
We terminated the primary portion of our public offering on June 30, 2017, and we have fully deployed the net proceeds from our public offerings. However, we will use cash flows generated from our operating activities, proceeds from shares issued pursuant to our distribution reinvestment plan and proceeds from debt financings for select future acquisitions and the completion of certain development projects of high-quality distribution warehouses and other industrial properties. Our investment activities include the acquisition, development and/or financing of income-producing real estate assets consisting primarily of high quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean investment grade and the majority of our customers do not have a public credit rating. Furthermore, it is anticipated that much of our portfolio will continue to be leased to non-investment grade customers. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market and economic information that is generally publicly available.
The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. As of December 31, 2018, our portfolio was comprised entirely of industrial properties (see Item 2, “Properties,” for further detail).
Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by the Advisor and our board of directors. Real estate assets in which we may invest may be acquired or developed either directly by us or through joint venture partnerships or other co-ownership arrangements with affiliated or unaffiliated third parties, and may include: equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. We may invest, subject to certain limitations, in any of these asset classes, including those that may present greater risk than industrial properties. The BTC I Partnership, as defined in “Note 6 to the Consolidated Financial Statements,” invests in an industrial real estate portfolio targeted to be comprised of approximately (i) 80.0% development investments, and (ii) 20.0% core and value-add investments, and the BTC II Partnership, as defined in “Note 6 to the Consolidated Financial Statements,” invests in an industrial real estate portfolio targeted to be comprised of approximately (i) 70.0% development investments, and (ii) 30.0% core and value-add investments.
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
Financing Objectives
We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. While a large percentage of our debt financings may typically be comprised of long-term, fixed rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset or group of assets. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. We have sourced, and may continue to source, institutional or other capital through joint venture partnerships or other co-partnerships to help diversify risk associated with development and value-add opportunities. See Item 1A, “Risk Factors—Risks Related to Debt Financing” for further detail.
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
Significant Customers
We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2018, there were no customers that individually represented more than 5.0% of total annualized base rent, and our 10 largest customers represented approximately 15.1% of total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties). We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.
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
The current price for our common stock offered pursuant to our distribution reinvestment plan is equal to the most recently disclosed estimated NAV per share. The estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm's length transaction, may not represent the value that our stockholders could realize upon a sale of our Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, such value may not be the equivalent of the disclosure of a market price by an open-ended real estate fund. Any methodologies used to determine an estimated NAV per share of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated NAV per share that is significantly different.
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

We have disclosed an estimated NAV per share of our common stock and anticipate that we will continue to disclose a new estimated NAV per share on an annual basis. Although the recently disclosed estimated NAV per share is higher than the purchase price paid by stockholders in our public offering, it is possible that the purchase price stockholders paid for shares of our common stock in our public offering may be higher than an estimated NAV per share that we disclose in the future. Any estimated NAV per share may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved in the amount our stockholders would receive upon the sale of their shares in the secondary market.
Pursuant to various rules or contractual arrangements, we may from time to time disclose a per share estimated NAV per share. The estimated NAV per share as of November 30, 2018 and any estimated NAV per share that we disclose in the future is likely to differ from the price that a stockholder would receive upon a resale of his or her shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) under the current Financial Industry Regulatory Authority (“FINRA”) rules, such values are not required to reflect or be derived from, the fair market value of our assets; (iii) such values do not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (iv) such values do not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
The estimated NAV per share as of November 30, 2018 and any estimated NAV per share that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that stockholders could realize upon a sale of our Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, the estimated NAV per share as of November 30, 2018 and any estimated NAV per share that we disclose in the future may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.
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
Our share redemption program may provide our stockholders with only a limited opportunity to have their shares of our common stock redeemed by us at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed, after our stockholders have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we cap the number of shares to be redeemed during any calendar quarter and our board of directors retains the right, in its sole discretion, to apply the quarterly cap on a per class basis. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although our board of directors, in its sole discretion, could determine to use other sources of funds to make redemptions; provided that we will not redeem, during any consecutive 12-month period, more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. Our board of directors may also determine from time to time to further limit redemptions when funds are needed for other business purposes. Any request by the holders of our Operating Partnership Units (“OP Units”) to redeem some or all of their OP Units, may further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program, should our board of directors determine to redeem OP Units for cash. Our board of directors, in its sole discretion, may determine to redeem OP Units for shares of our common stock, cash or a combination of both. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend, suspend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, our stockholders may not receive the same price they paid for any shares of our common stock being redeemed. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of other restrictions and limitations of our share redemption program.

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
From time to time, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. We have funded and may continue to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, and proceeds from the sales of assets. In addition to the sources described above, distributions were also paid from net proceeds from primary shares sold in the Offering, however, as we terminated the primary portion of the offering on June 30, 2017, this will no longer be a source from which distributions are paid. However, there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. We have relied on on cash resulting from expense support from the Advisor to help fund our distributions, pursuant to the Third Amended and Restated Waiver and Expense Support Agreement (the “Expense Support Agreement”) that is described in “Note 12 to the Consolidated Financial Statements.” The Expense Support Agreement had an effective term through June 30, 2018. For the year ended December 31, 2018, 52.4% of our total distributions were funded from operating activities, as determined on a GAAP basis, and 47.6% were funded with proceeds from the issuance of shares under our distribution reinvestment plan, as so elected by certain stockholders. Further, for the period from Inception (August 28, 2012) to December 31, 2018, our total distributions declared exceeded our Funds from Operations (“FFO”). Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of FFO, as well as a detailed reconciliation of our net loss to FFO.
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

Payments to the holder of the Special Units (as defined below) or cash redemptions by holders of OP Units will reduce cash available for distribution to our stockholders and our ability to honor their redemption requests under our share redemption program.
The Sponsor, in its capacity as the holder of the special partnership units in the Operating Partnership (“Special Units”), may be entitled to receive a cash payment upon dispositions of the Operating Partnership’s assets and/or redemption of the Special Units upon the earliest to occur of (i) the termination or non-renewal of the Advisory Agreement, upon a merger or sale of assets or other transaction in which the directors then in office are replaced or removed, by the Advisor for good reason, or by us or the Operating Partnership other than for cause, or (ii) a Liquidity Event. Such payments will reduce cash available for distribution to our stockholders and may negatively affect the value of our shares of common stock upon consummation of a Liquidity Event. Furthermore, if Special Units are redeemed pursuant to the termination of the Advisory Agreement, there will not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.
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
RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE
We have incurred net losses and accumulated deficits on a GAAP basis for the years ended December 31, 2018 and 2017.
For the years ended December 31, 2018 and 2017, we have incurred net losses, on a GAAP basis, of approximately $6.8 million and $18.2 million, respectively. In addition, we had accumulated deficit balances, on a GAAP basis, of approximately $420.7 million and $320.9 million, respectively, as December 31, 2018 and 2017. Our net losses and the related accumulated deficit balances can be attributed, in part, to real estate-related depreciation and amortization and interest expense, as well as acquisition-related expenses that were incurred during 2017. We may incur net losses and accumulated deficits in the future. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.
A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by significantly changing the concept of operating lease accounting. As a result, a leased asset and obligation will be recorded on the customer’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact how companies account for and report leasing arrangements. In order to mitigate the effect of the new lease accounting standards, customers may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Customers also may reassess their lease-versus-buy strategies. This could result in greater renewal risks, delays in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We adopted the standard when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the new standard. The adoption of this standard did not have a material effect on our consolidated financial statements.

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
Because of the geographic concentration of certain of our properties, we may be vulnerable to adverse conditions, including general economic conditions, increased competition, real estate conditions, terrorist attacks, potential impacts from labor disputes in California or other ports, earthquakes and wildfires, and other natural disasters occurring in such markets. As of December 31, 2018, there were no markets that represented 10% or more of our total annualized base rent. In addition, we cannot assure our stockholders that the markets in which our properties are located will continue to grow or remain favorable to the industrial real estate industry.
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
If these disruptions in the capital and credit markets should occur again as a result of, among other factors, uncertainty, changing regulations, changes in certain trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. For example, customers and potential customers of our properties operate in industries including e-commerce, traditional retail, third-party logistics, warehousing and manufacturing, all of which may be adversely impacted by recently enacted and proposed changes to U.S. foreign trade policies, including tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other policies. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.
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
We have invested, and may continue to invest, in limited partnership entities through joint venture partnerships or other co-ownership arrangements, in which we acquire all or a portion of our interest in such partnership as a general partner. Such general partner status could expose us to all the liabilities of such partnership. Additionally, we may take a non-managing general partner interest in the limited partnership, which would limit our rights of management or control over the operation of the partnership, expose our investment to increased risks, make us potentially liable for all liabilities of the partnership and reduce our stockholders’ returns. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may be greater than the amount or value of our initial, or then current, investment in the entity.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provisions.
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
A property may incur a vacancy either by the normal expiration of the lease or the continued default of a customer under its lease. In addition, value-add properties or other types of development properties may have significant vacancies at the time of acquisition. If property vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the cash flow generated by the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the return to our stockholders.
Risks related to the development of properties may have an adverse effect on our results of operations and returns to our stockholders.
The risks associated with development and construction activities carried out by real estate companies like ours include, among others, the following:

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
In addition, our reputation and the construction quality of our real estate developments, whether operated individually or through joint venture partnerships, may be determining factors for our ability to lease space and grow. The timely delivery of real estate projects and the quality of our developments, however, depend on certain factors beyond our full control, including the quality and timeliness of construction materials delivered to us and the technical capabilities of our contractor. If one or more problems affect our real estate developments, our reputation and future performance may be negatively affected and we may be exposed to civil liability. Companies in the real estate industry, including us, depend on a variety of factors outside of their control to build, develop and operate real estate projects. These factors include, among others, the availability of market resources for financing, land acquisition and project development. We may be unable to obtain financing for construction and development activities under favorable terms, including but not limited to interest rates, maturity dates and/or loan to value ratios, or at all, which could cause us to delay or even abandon potential development projects. Further, any scarcity of market resources, including human capital, may decrease our development capacity due to either difficulty in obtaining credit for land acquisition or construction financing or a need to reduce the pace of our growth. The combination of these risks may adversely affect our revenues, results of operations, financial condition and ability to make distributions to our stockholders which may adversely affect returns to our stockholders.
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
We have entered, and may continue to enter, into joint venture partnerships with third parties, including entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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
Actions by such a joint venture partner or co-tenant, which are generally out of our control, might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our stockholders’ returns, particularly if the joint venture partnership agreement provides that the joint venture partner is the managing partner or otherwise maintains a controlling interest that could allow it to take actions contrary to our interests.
Under certain joint venture partnership arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture partnership and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. For example, certain actions by the joint venture partnership may require joint approval of our affiliated partners, on the one hand, and our joint venture partner, on the other hand. An impasse among the partners could result in a “deadlock event,” which could trigger a buy-sell mechanism under the partnership agreement and, under certain circumstances, could lead to a liquidation of all or a portion of the partnership’s portfolio. In such circumstances, we may also be subject to the 100% penalty tax on “prohibited transactions.” It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-customer is an affiliate of the Advisor, certain conflicts of interest will exist.
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
Our long-term leases with customers, may not reflect market rental rates over time, which could adversely affect our revenues and ability to make distributions to our stockholders.
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
Certain of our lease agreements are not “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We may be exposed to higher maintenance, taxes, and property management expenses with respect to all of our leases that are not “triple net.”
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
Our properties are subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy while other leases generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, our customers may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, we will generally be responsible for property taxes related to any vacant space.
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
We have agreements with certain derivative counterparties that contain provisions, subject to certain thresholds, whereby if we default on certain indebtedness, including (in certain cases) default where repayment of the indebtedness has not been accelerated by the lender, then we could be declared in default on certain derivative obligations. If we are declared in default under the terms of a derivative contract, the counterparty may have the right to terminate certain outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost at that time. As of December 31, 2018, the fair value of our derivatives, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was an asset of approximately $16.8 million, which also represents an approximation of the termination costs, excluding transaction costs or credit charges, that we could have reasonably expected to incur in order to settle our obligations under these contracts had we been in default as of such date.

We have a substantial amount of debt outstanding and we intend to continue to incur mortgage indebtedness, corporate indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.
Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage note debt. As of December 31, 2018, we had approximately $1.5 billion of consolidated indebtedness outstanding. We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities.
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
Risks related to variable rate indebtedness could increase the amount of our debt payments and therefore negatively impact our operating results.
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
Furthermore, U.S. and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, stated that it is the FCA’s intention that it will no longer be necessary to persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such statement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As a result, it is possible that LIBOR will be discontinued or modified by 2021.
At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR or other benchmarks. The use of alternative reference rates or other reforms could cause the interest rates for our floating rate indebtedness to be materially higher than expected.
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
We assume the risk that our credit facility lenders may not honor their commitments to us.
We may enter into credit facility arrangements with lenders pursuant to which, subject to certain conditions, they commit to lend us money, provide us with letters of credit or provide other financial services to us. If we fail to comply with the covenants in such arrangements, the lenders could declare us in default, accelerate the maturities of our borrowings and refuse to make loans or provide other financial services to us. Or, if a lender becomes unable or unwilling to honor its commitments to us, we may not receive the loans and other financial services for which we negotiated. In such a situation, a replacement lender may be difficult or impossible to find quickly or at all. If we are unable to receive loans and other financial services, our liquidity and business could be negatively impacted.
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
Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to Black Creek Property Management Company LLC (the “Property Manager”) would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, the Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Dealer Manager is paid an annual distribution fee with respect to Class T shares until the earliest to occur of several events, including; (i) a listing of shares of our common stock on a national securities exchange; and (ii) such Class T shares no longer being outstanding, which could incentivize the Advisor not to recommend a sale, merger or other liquidity event until the Dealer Manager has been paid all distribution fees, because the completion of such transactions would cause the Dealer Manager to no longer be paid such fees. The Advisor or its affiliates or related parties may receive various fees for providing services to any joint venture partnership in which we invest, including but not limited to an asset management fee, with respect to the proportionate interest in the properties held by our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates or related parties, other Sponsor affiliated entities and related parties and other business ventures could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay them distributions or result in a decline in the value of their investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.
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
We may enter into transactions with the Advisor or with affiliates or other related entities of the Advisor. For example, we may purchase assets from affiliates or other related entities of the Advisor that they currently own or hereafter acquire from third parties. The Advisor may also cause us to enter into a joint venture partnership with its affiliates or to dispose of an interest in a property to its affiliates. We may also purchase properties developed and completed by affiliates of the Advisor or provide loans for the development of properties being developed by affiliates of the Advisor. The Advisor and/or its management team could experience a conflict in representing our interests in these transactions. In any such transaction, we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may receive terms that are less beneficial to us than if such transactions were with a third party. In addition, our independent directors may request that independent legal counsel be provided to them on any matter in which they deem such counsel appropriate or necessary. If the independent directors request independent legal counsel, we will pay the cost of such counsel, which could reduce the cash available to us for other purposes, including paying distributions to our stockholders.
We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor or its affiliates, our business could suffer.
Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Thomas G. McGonagle, Dwight L. Merriman III, Taylor M. Paul, Lainie P. Minnick, James R. Mulvihill, Scott W. Recknor, Jeffrey W. Taylor, Peter M. Vanderburg, J.R. Wetzel, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.

The fees we pay to the Advisor and its affiliates and related parties in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
Substantial fees will continue to be paid to the Advisor, the Dealer Manager and other affiliates and related parties of the Advisor for services they provide to us in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments. None of these arrangements were determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
We will compete with entities sponsored or advised by affiliates of the Sponsor, for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.
We compete with existing entities, and may compete with entities created in the future, that are sponsored or advised by affiliates of the Sponsor as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as these entities are buying, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services.
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
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a
“Special Priority”) with respect to Industrial Investments or other investment opportunities. The only currently existing Special
Priority has been granted to Build-to-Core Industrial Partnership III LLC (“BTC III”), pursuant to which BTC III will be presented one out of every three qualifying development Industrial Investments (subject to the terms and conditions of the BTC
III partnership agreement) until such time as capital commitments thereunder have been fully committed. The Sponsor or its affiliates may grant additional special priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the

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
If we invest in joint venture partnerships or co-ownership arrangements with the Advisor or its affiliates, they may retain significant control over our investments even if our independent directors terminate the Advisor.
While a majority of our independent directors may terminate the Advisor upon 60 days’ written notice, our ability to remove co-general partners or advisors to any entities in which the Advisor or its affiliates serve in such capacities and in which we may serve as general partner or manager is limited. As a result, if we invest in such joint venture partnerships or co-ownership arrangements, an affiliate of the Advisor may continue to maintain a substantial degree of control over our investments despite the termination of the Advisor.

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
In addition, per the Tax Cuts and Jobs Act, the amount of business interest expense that we may deduct may be limited to the sum of 30% of our adjusted taxable income for the tax year and our business interest income for the tax year. Business interest expense generally is interest paid or accrued with respect to indebtedness allocable to a trade or business. It does not include investment interest. Adjusted taxable income generally means taxable income from trade or business activities before any deductions for interest, net operating losses, or the new deduction for pass-through business income provided for in the Tax Cuts and Jobs Act. In taxable years beginning before January 1, 2022, adjusted taxable income is also computed before deducting depreciation and amortization expense. Interest expense that is disallowed may be carried forward indefinitely. Businesses with average annual gross receipts of $25 million or less (determined by taking into account businesses operated by certain affiliated entities) are exempt from this limitation. A real property trade or business may elect to not be subject to this limit. A real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. An electing real property trade or business must use longer alternative depreciation system periods prospectively for all real estate, including real estate acquired prior to the election. We believe our subsidiaries are eligible for this election, but the final determination and election will not be made until the filing of our 2018 tax returns. Once made, this election is irrevocable. Further, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, a company’s ability to deduct net operating losses is generally limited to 80% of taxable income (prior to the application of the dividends paid deduction), which may limit our ability or the ability of our subsidiaries to derive tax benefits in a later year from losses incurred and carried forward from a prior year. Additionally, the Tax Cuts and Jobs Act reduced individual taxpayers’ ability to deduct state and local taxes, including property taxes further limited their ability to deduct mortgage interest expense, such that interest is only deductible with respect to up to a total of $750,000 of mortgages and the legislation does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages).  These changes may potentially (and negatively) affect the markets in which we may invest.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2018, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships, a real estate portfolio that included 285 industrial buildings totaling approximately 49.6 million square feet located in 26 markets throughout the U.S., with 510 customers, and was 89.0% occupied (90.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.0 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2018:

•	272 industrial buildings totaling approximately 45.6 million square feet comprised our operating portfolio, which includes stabilized properties, and was 95.2% occupied (95.5% leased).

•
13 industrial buildings totaling approximately 4.0 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90.0% occupancy.

Of our total portfolio, we owned and managed 49 buildings totaling approximately 12.1 million square feet through our minority ownership interests in our joint venture partnerships (as described in “Note 6 to the Consolidated Financial Statements”) as of December 31, 2018. From January 2014 through December 2018, we had acquired, either directly or through our minority ownership interests in our joint venture partnerships, 309 buildings comprised of approximately 52.8 million square feet for an aggregate total purchase price, including costs to complete development projects, of approximately $4.0 billion. We funded these acquisitions primarily with proceeds from our public offering, institutional equity, and debt financings. In addition, since January 2014, we have disposed of, either directly or through our minority ownership interests in our joint venture partnerships, 24 buildings comprised of approximately 3.1 million square feet for an aggregate gross sales price of $268.3 million.
Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.
Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2018:

		Percent of Rentable Square Feet
Building Type	Description	Total (1)	Consolidated (2)
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	74.2%	70.4%
Light industrial	Building size of 75,000 to 150,000 square feet, single or multi-customer	24.7	28.1
Flex industrial	Includes assembly or research and development, primarily multi-customer	0.7	1.0
Freezer/Cooler	Food distribution, primarily single customer	0.4	0.5
		100.0%	100.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2018. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest.

(2)	Represents only our consolidated properties.

Portfolio Overview and Market Diversification. As of December 31, 2018, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $4.94 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2018:

	Number of Buildings	Rentable Square Feet		Occupied Rate (4)	Leased Rate (4)	Annualized Base Rent (1)
($ and square feet in thousands)		Total (2)	Consolidated (3)			Total (2)		Consolidated (3)
Operating Properties:
Atlanta	30	4,655	3,144	84.5%	87.1%	$17,612	8.1%	$13,357	7.5%
Austin	6	518	76	100.0	100.0	3,448	1.6	500	0.3
Baltimore/D.C.	15	1,743	1,637	91.0	91.0	9,699	4.4	8,742	4.9
Central Valley	6	1,273	1,273	100.0	100.0	5,641	2.6	5,641	3.2
Charlotte	1	560	560	100.0	100.0	2,212	1.0	2,212	1.2
Chicago	16	3,553	3,314	100.0	100.0	17,205	7.9	16,088	9.0
Cincinnati	6	1,350	1,350	100.0	100.0	4,947	2.3	4,947	2.8
Dallas	17	4,386	2,969	88.9	88.9	16,157	7.4	10,472	5.9
Denver	4	753	753	100.0	100.0	3,521	1.6	3,521	2.0
Houston	21	2,375	2,182	97.0	97.0	12,597	5.8	11,686	6.5
Indianapolis	3	1,068	1,068	100.0	100.0	4,120	1.9	4,120	2.3
Las Vegas	1	382	382	100.0	100.0	1,841	0.8	1,841	1.0
Louisville	6	2,190	2,190	100.0	100.0	7,482	3.4	7,482	4.2
Memphis	7	2,602	2,602	100.0	100.0	7,559	3.5	7,559	4.2
Nashville	1	557	557	100.0	100.0	1,954	0.9	1,954	1.1
New Jersey	13	2,374	1,470	100.0	100.0	15,729	7.2	9,755	5.5
Pennsylvania	17	3,529	2,425	99.9	99.9	17,018	7.8	11,597	6.5
Phoenix	11	884	884	91.4	92.1	5,717	2.6	5,717	3.2
Portland	16	2,117	2,117	92.9	92.9	9,734	4.5	9,734	5.5
Salt Lake City	2	406	406	100.0	100.0	1,996	0.9	1,996	1.1
San Antonio	5	588	—	100.0	100.0	2,888	1.3	—	—
San Diego	3	357	158	100.0	100.0	1,651	0.8	1,067	0.6
San Francisco Bay Area	14	1,554	1,554	100.0	100.0	12,127	5.6	12,127	6.8
Seattle	20	1,294	1,294	97.0	98.2	8,957	4.1	8,957	5.0
South Florida	5	212	205	100.0	100.0	1,659	0.8	1,409	0.8
Southern California	26	4,350	2,652	88.9	88.9	20,667	9.5	15,038	8.4
Total Operating	272	45,630	37,222	95.2	95.5	214,138	98.2	177,519	99.5
Development and Value-Add Properties:
Central Valley	1	462	—	—	100.0	—	—	—	—
Houston (5)	1	293	—	70.8	70.8	—	—	—	—
Portland	2	260	100	19.2	52.5	906	0.4	906	0.5
San Diego (5)	1	70	—	35.7	35.7	—	—	—	—
San Francisco Bay Area (6)	2	289	133	—	22.7	30	—	30	—
Seattle	3	1,338	—	33.2	45.7	3,072	1.4	—	—
Southern California	3	1,261	—	—	—	—	—	—	—
Total Development and Value-Add	13	3,973	233	18.3	38.0	4,008	1.8	936	0.5
Total Portfolio	285	49,603	37,455	89.0%	90.9%	$218,146	100.0%	$178,455	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2018, multiplied by 12.

(2)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2018. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest.

(3)	Represents only our consolidated properties.

(4)
The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

(5)	The in-place lease includes contractual free rent as of December 31, 2018.

(6)	Annualized base rent related to revenues received from use of a separate lot on the property.
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
Lease Expirations. As of December 31, 2018, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 4.0 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2018, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases (1)	Occupied Square Feet				Annualized Base Rent (3)
		Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
2019	84	4,819	10.9%	4,507	12.5%	$25,432	11.6%	$23,781	13.3%
2020	79	4,981	11.3	4,551	12.6	23,430	10.8	21,438	12.0
2021	100	7,736	17.5	7,024	19.5	37,621	17.2	34,021	19.1
2022	94	7,296	16.5	6,192	17.2	34,104	15.6	28,919	16.2
2023	81	6,521	14.7	4,920	13.7	32,150	14.7	24,426	13.7
2024	35	2,433	5.5	1,846	5.1	11,389	5.3	9,422	5.3
2025	34	3,299	7.5	2,457	6.8	20,577	9.5	14,500	8.1
2026	22	3,747	8.5	2,725	7.6	14,844	6.8	11,050	6.2
2027	11	1,410	3.2	1,258	3.5	8,343	3.8	7,420	4.2
2028	11	1,602	3.6	429	1.2	8,764	4.0	2,821	1.6
Thereafter	3	326	0.8	121	0.3	1,492	0.7	657	0.3
Total occupied	554	44,170	100.0%	36,030	100.0%	$218,146	100.0%	$178,455	100.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2018. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest.

(2)	Represents only our consolidated properties.

(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2018, multiplied by 12.

Customer Diversification. As of December 31, 2018, there were no customers that individually represented more than 5.0% of total annualized base rent or total occupied square feet. The following table reflects our 10 largest customers, based on annualized base rent, which occupied a combined 7.0 million square feet as of December 31, 2018:

Customer	Percent of Total Annualized Base Rent (1)	Percent of Total Occupied Square Feet (1)
FedEx Corporation	2.1%	1.1%
Geodis Logistics LLC	2.0	2.7
National Distribution Centers, LLC	1.9	2.0
Radial, Inc.	1.6	2.2
Amazon.com, LLC	1.5	1.5
Superior Brokerage Services Inc.	1.4	1.0
Victory Packaging	1.3	1.5
Haier US Appliance Solutions Inc	1.2	1.4
Ledvance LLC	1.1	1.2
Ascena Retail Group, Inc.	1.0	1.3
Total	15.1%	15.9%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2018. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.
Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2018:

($ and square feet in thousands)	Number of Leases (1)	Annualized Base Rent (3)				Occupied Square Feet
		Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
Transportation / Logistics	68	$30,917	14.2%	$23,311	13.1%	6,789	15.3%	5,436	15.1%
Food & Beverage	44	17,750	8.2	13,525	7.6	3,164	7.1	2,264	6.3
Manufacturing	51	17,517	8.0	14,140	7.9	3,617	8.2	2,920	8.1
eCommerce / Fulfillment	15	16,745	7.7	11,739	6.6	4,180	9.4	3,087	8.6
Home Furnishings	27	12,081	5.5	10,503	5.9	2,696	6.1	2,195	6.1
Auto	29	11,875	5.4	9,408	5.3	2,512	5.7	1,923	5.3
Home Improvement	38	9,907	4.5	8,516	4.8	2,153	4.9	1,830	5.1
Packaging	14	9,776	4.5	9,189	5.1	2,193	5.0	2,057	5.7
Electrical / Wire	16	9,234	4.2	8,437	4.7	1,931	4.4	1,787	5.0
Specialty Retail	33	8,861	4.1	8,489	4.8	1,792	4.1	1,732	4.8
Other	219	73,483	33.7	61,198	34.2	13,143	29.8	10,799	29.9
Total	554	$218,146	100.0%	$178,455	100.0%	44,170	100.0%	36,030	100.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2018. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest.

(2)	Represents only our consolidated properties

(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2018, multiplied by 12.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage note debt. As of December 31, 2018, we had approximately $1.5 billion of consolidated indebtedness with a weighted-average interest rate of 3.27%, which includes the effects of the interest rate swap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2018 was 3.5 years, excluding extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2018 was approximately $1.1 billion. See “Note 7 to the Consolidated Financial Statements” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.
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
Estimated Net Asset Value Per Share
Overview
Based on the recommendation from the Valuation Committee, as described below, on December 19, 2018, our board of directors unanimously approved an estimated NAV of our common stock of $12.33 per share based on the number of shares issued and outstanding as of November 30, 2018. The estimated NAV per share was determined in accordance with our valuation policy, utilizing guidelines established by the Institute for Portfolio Alternatives in its Practice Guideline 2013-01— “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013. It is currently anticipated that the estimated NAV per share will next be determined and disclosed no later than December 2019.
Process
Our valuation committee comprised of our independent directors (the “Valuation Committee”) acted as follows: (i) approved the engagement of third-party valuation firms to assist in the valuation of our assets and liabilities; (ii) oversaw the valuation process and methodologies used to determine the estimated NAV per share; (iii) reviewed the reasonableness of the estimated range of NAVs per share; and (iv) recommended the final proposed estimated NAV per share to our board of directors. The Valuation Committee approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent global valuation advisory and corporate finance consulting firm that specializes in providing real estate valuation services, to provide and/or review third-party appraisals for each of our real estate properties, and to review various balance sheet items in order to produce a range of estimated the NAV per share of our common stock as of November 30, 2018. The final estimated NAV per share was ultimately and solely the decision of our board of directors. Duff & Phelps’ scope of work was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Duff & Phelps provided appraisals for our consolidated properties and, with respect to the properties that we own through joint venture partnerships, reviewed third-party appraisals for such properties. Each of the appraisals was prepared by individuals who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation. With the approval of the Valuation Committee, we previously engaged and compensated Duff & Phelps to assist us in the valuation of our real estate and other assets and liabilities in connection with our board of director’s determination of the estimated NAV per share of our common stock in August 2015, December 2016, and December 2017. In addition, affiliates of our sponsor have engaged and compensated Duff & Phelps to provide third-party appraisals of certain properties owned by other entities advised by the sponsor’s affiliates. Other than the engagements described herein, Duff & Phelps does not have, and during the past two years Duff & Phelps has not had, any direct interests in any transaction with us, its sponsor or their respective affiliates.

From the start of its engagement through the issuance of its valuation report as of December 19, 2018, (the “Valuation Report”), Duff & Phelps held discussions with management, and conducted such appraisals, investigations, research, review and analyses as it deemed necessary. The Valuation Committee, upon its receipt and review of the Valuation Report, concluded that the range of between $11.98 and $12.68 per share for our estimated NAV as determined in the Valuation Report was reasonable, and recommended to our board of directors that it adopt $12.33 per share as the estimated NAV of our common stock, which value is the approximate midpoint of the range determined by Duff & Phelps in its Valuation Report. At a quarterly meeting of our board of directors held on December 19, 2018, our board of directors accepted the recommendation of the Valuation Committee and approved $12.33 per share as the estimated NAV of our common stock as of November 30, 2018.
Methodology
In preparing its Valuation Report, Duff & Phelps, among other things:

•	reviewed property level financial and operating information, requested from, or provided by, us;

•	reviewed and discussed with us the historical and anticipated future financial performance of our properties, including projections prepared by us;

•	conducted and/or reviewed MAI appraisals which contained analyses on each of our real property assets and performed analyses and studies for each property;

•
performed physical inspections of approximately 20% of our wholly-owned real properties based on total square footage and approximately 21% of our wholly-owned real properties based on total estimated real property values;

•
researched each market by means of publications and other resources, including local Duff & Phelps market experts, to measure current market conditions, comparable property and lease data, supply and demand factors, growth patterns, and their effect on the subject properties;

•	reviewed primary terms for each of our mortgage and credit facility liabilities;

•	reviewed calculations related to value allocations to joint venture partnership interests;

•	reviewed estimated incentive fee adjustments;

•	reviewed fully diluted common stock calculations; and

•	performed such other analyses and studies and considered such other factors as Duff & Phelps considered appropriate.
As of November 30, 2018, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships, a portfolio of 309 industrial properties comprised of approximately 49.7 million square feet located in 26 markets throughout the U.S. This portfolio includes:

(square feet in thousands)	Number of Properties	Rentable Square Feet	% Leased
Consolidated portfolio (1):
Operating portfolio (2)	235	37,355	97.1%
Development and value-add portfolio (3)	1	100	49.8%
Land parcels (4)	3	N/A	N/A
Total consolidated portfolio	239	37,455	96.9%
Unconsolidated portfolio (5):
Operating portfolio (2)	35	7,806	92.7%
Development and value-add portfolio (3)	13	4,465	42.2%
Land parcels (4)	22	N/A	N/A
Total unconsolidated portfolio	70	12,271	74.3%
Total portfolio:
Operating portfolio (2)	270	45,161	96.3%
Development and value-add portfolio (3)	14	4,565	42.3%
Land parcels (4)	25	N/A	N/A
Total portfolio	309	49,726	91.3%

(1)	The consolidated portfolio reflects our wholly-owned properties.

(2)	The operating portfolio includes stabilized properties.

(3)
The development and value-add portfolio includes properties acquired with the intention to reposition or redevelop, or buildings recently completed which had not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building's shell completion or a building achieving 90% occupancy.

(4)
Reflects the number of land parcels that are either under construction, in the pre-construction phase, or undeveloped. For the under construction land parcels, we are building 13 buildings totaling 3.1 million square feet. For the pre-construction phase land parcels, we are planning to build seven buildings totaling 1.8 million square feet.

(5)	The unconsolidated portfolio reflects properties owned through our minority ownership interests in our joint venture partnerships.
Valuation of Real Estate Properties
The appraised values of all of our real estate properties that were owned and managed as of November 30, 2018 were provided using the income capitalization approach, and more specifically utilizing discounted cash flow analyses as the primary methodology. The sales comparison approach was applied as a secondary methodology.
The income capitalization approach is a valuation methodology that provides an estimation of the value of an asset based on market expectations about the cash flows that such asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows. The present value of the estimated cash flows is then added to the present value equivalent of the residual value of the asset, which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period, to arrive at an estimate of value.
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
The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our wholly-owned real properties:

	Range of Rates	Weighted-Average Rates
Exit capitalization rate	4.75% to 7.50%	5.76%
Discount rate	5.25% to 8.25%	6.36%
Valuation of Cash, Other Assets and Other Liabilities
The fair value of cash and certain other tangible assets and liabilities, estimated as November 30, 2018, each approximated carrying or book value due to the liquid nature of such assets and the short-term nature of such liabilities.
Additionally, we pay distribution fees with respect to Class T shares only. The distribution fees are accrued upon the issuance of Class T shares and are payable monthly in arrears. Based on U.S. GAAP, we accrue for: (i) the monthly amount payable as of the balance sheet date; and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares outstanding as of the balance sheet date. We had estimated that approximately $19.7 million of distribution fees were potentially payable in the future with respect to the Class T shares outstanding as of November 30, 2018. We intend the estimated NAV to reflect our estimated value as of the date the NAV is determined. Therefore, we do not deduct the liability for estimated future distribution fees in the calculation of the estimated NAV because we intend the estimated NAV that may become payable after the date as of which the NAV is determined.
Valuation of Debt Obligations
As of November 30, 2018, our debt consisted of floating rate corporate debt, and fixed and floating rate mortgage debt, including floating rate mortgage debt incurred through our minority ownership interests in our joint venture partnerships.
Floating rate mortgage loans and corporate debt facilities are reflected in the determination of estimated NAV based on GAAP book or carrying values, given that such borrowings can be prepaid by us and are not subject to significant prepayment penalties.
Fixed rate mortgage debt is reflected in the determination of estimated NAV based on the fair value (“mark-to-market” value) of such debt.

•
The estimate of the fair value of our fixed rate debt was determined by comparing the current market interest rate to the contractual rate on each such debt instrument and discounting to present value the difference in future payments. The weighted-average effective interest rate, or discount rate, assumed for such fixed rate debt was 4.27% per annum compared to a weighted-average contractual rate of 3.37% per annum;

•
While we currently intend to retain our fixed-rate debt at least through the dates on which we are able to repay such debt without penalty, the estimate of the fair market value of our fixed-rate debt assumes such debt was theoretically replaced on November 30, 2018, thus resulting in a mark-to-market positive adjustment of $30.3 million, or $0.17 per share;

•
Duff & Phelps and we believe that the underlying long-term fixed rate debt assumptions used reflect terms currently available to borrowers seeking terms similar to those of our existing long-term fixed rate debt instruments based on similar credit profiles.

As of November 30, 2018, we had $595.8 million of interest rate swaps in place with a weighted-average duration of 2.2 years, to effectively fix certain floating rate financings. The estimate of fair value of our interest rate swaps was determined using the market-standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments or receipts. The variable cash payments or receipts are based on an expectation of future interest rates derived from observable market interest rate curves. While we currently intend to retain our interest rate swaps through maturity, the estimate of the fair market value of our interest rate swaps assumes such swaps were theoretically terminated on November 30, 2018, thus resulting in a mark-to-market positive adjustment of $21.1 million, or $0.12 per share.
Other Valuation Adjustments
Incentive Fee Adjustments
Duff & Phelps reviewed whether the estimated NAV should be adjusted for estimated incentive payment amounts that might be payable to the Sponsor as the holder of special units in the Operating Partnership, equal to 15.0% of all distributions of net sales proceeds after our stockholders have received, in the aggregate, cumulative distributions from all sources equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax rate return thereon. Based on associated return thresholds, an adjustment of approximately $31.2 million was made assuming a hypothetical liquidation as of November 30, 2018, net of estimated costs, expenses, and other fees related to such hypothetical liquidation at the mid-point of the estimated NAV range.
Estimated NAV Methodology and Considerations
The estimated NAV methodology determines our value by: estimating the current market value of our assets, including the value of our real estate assets based on third-party appraisals; subtracting the book value of our debt; and adding or subtracting debt mark to market adjustments, interest rate hedge mark to market adjustments, and certain other assets and liabilities, each as described above. In addition, the estimated NAV methodology includes our pro rata share of certain assets and liabilities that we own or have incurred through our minority ownership interests in our joint venture partnerships. The resulting amount, which is the estimated NAV of the portfolio as of November 30, 2018, was divided by the number of shares of our common stock outstanding on that date to determine the estimated NAV per share.
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

•	certain third-party transaction costs and expenses that would be paid to realize the enterprise value;

•	estimated disposition fees payable upon our liquidation;

•	services being provided by personnel of the Advisor under the Advisory Agreement and our potential ability to secure the services of a management team on a long-term basis; or

•	our shares could trade at a premium or discount to NAV if we were to list our shares of common stock on a national securities exchange.

Estimated Net Asset Value
The table below sets forth the material items included in the calculation of our estimated NAV per share as of November 30, 2018 and November 30, 2017. The final estimated NAV per share is at the approximate mid-point of the estimated range of NAVs per share determined in the Valuation Report:

	Estimated NAV
	As of November 30, 2018		As of November 30, 2017
	(in thousands)	(per share)	(in thousands)	(per share)
Net real estate values (1)	$3,857,014	$21.80	$3,525,511	$20.15
Cash, other assets and other liabilities, net	(42,356)	(0.24)	(36,795)	(0.21)
Debt obligations	(1,653,294)	(9.34)	(1,574,517)	(9.00)
Debt and hedge mark to market adjustments	51,398	0.29	30,204	0.17
Incentive fee adjustments	(31,222)	(0.18)	—	—
Estimated net asset value	$2,181,540	$12.33	$1,944,403	$11.11
Shares of common stock outstanding	176,952		174,999

(1)
We owned and managed, either directly or through our minority ownership interests in our joint venture partnerships, a portfolio of 309 industrial properties totaling approximately 49.7 million square feet and 294 industrial properties totaling approximately 45.7 million square feet as of November 30, 2018 and November 30, 2017, respectively. Amounts reflect 100% of wholly-owned properties and the pro rata share of properties owned through the joint venture partnerships.

The original gross purchase price of our real properties owned as of November 30, 2018, including our pro rata portion of the purchase price with respect to our investments in unconsolidated affiliates as of that date, in the aggregate, including post-acquisition capital investments, was approximately $3.2 billion.
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

	Increase (Decrease) to the Estimated NAV due to:
	Decrease of 25 basis points (In Thousands)	Decrease of 25 basis points (Per Share)	Increase of 25 basis points (In Thousands)	Increase of 25 basis points (Per Share)
Exit capitalization rates	$106,100	$0.60	$(97,140)	$(0.55)
Discount rates	$73,080	$0.41	$(71,280)	$(0.40)
Limitations of Estimated NAV Per Share
The estimated NAV per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated NAV per share is not a representation, warranty or guarantee that: (i) a stockholder would be able to realize the estimated NAV per share if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated NAV per share on a national securities exchange; (iv) a third-party would offer the estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to determine the estimated NAV per share would be acceptable to FINRA. In addition, we can make no claims as to whether the estimated NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.
Further, the estimated NAV per share was calculated as of a moment in time, and the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, acquisitions of additional assets, changes in the real estate and capital markets, sales of assets and the payment of disposition fees and expenses in connection therewith, the distribution of sales proceeds to our stockholders and changes in corporate policies such as our distribution level relative to earnings. As a result, stockholders should not rely on the estimated NAV per share as being an accurate measure of the then-

current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in our distribution reinvestment plan and whether to request redemption under our share redemption program. In addition, per the terms of our share redemption program, we are not obligated to redeem shares of our common stock. Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension, or termination of the share redemption program is in the best interest of our stockholders.
New Price per Share Under our Distribution Reinvestment Plan
Pursuant to the terms of our distribution reinvestment plan, shares are issued at the estimated NAV per share most recently disclosed in a filing with the SEC. As described above, our board of directors approved a new estimated NAV of $12.33 per share as of November 30, 2018. Accordingly, starting with distributions declared for the fourth quarter of 2018, which were paid in January 2019, participants in our distribution reinvestment plan have had their distributions reinvested in shares of the same class as the shares on which the distributions were made at a price equal to the estimated NAV of $12.33 per share, as compared to the prior year’s estimated NAV of $11.11 per share.
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
Since we are no longer engaged in a public offering of primary shares, the redemption price will continue to be calculated in accordance with the above table (subject to the limitations and exceptions described herein); provided, that, if the redemption price calculated in accordance with the above table would result in a price that is higher than the estimated NAV per share of our common stock most recently disclosed by us in a public filing with the SEC, then the redemption price will be equal to the estimated NAV per share most recently disclosed by us in a public filing with the SEC, which presently is $12.33 per share.
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
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details regarding our redemption and repurchase history.
The table below summarizes the redemption activity for the three months ended December 31, 2018:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
October 31, 2018	—	$—	—	—
November 30, 2018	—	—	—	—
December 31, 2018	804,285	9.89	804,285	—
Total	804,285	$9.89	804,285	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.
Distributions
Each year, we make distributions, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to the sum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain or loss, 90% of our after-tax net income, if any, from foreclosure property, minus the sum of certain items of non-cash income. We will pay federal income tax on taxable income, including net capital gain, which we do not distribute to stockholders. Furthermore, if we fail to distribute with respect to each year, at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain income for such year, and any undistributed taxable income from prior periods, we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. Distributions will be authorized at the discretion of our board of directors, in accordance with our earnings, cash flow and general financial condition. Our board of director’s discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, and because our board of directors may take various factors into consideration in setting distributions, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Our organizational documents permit us to pay distributions from any source, including offering proceeds. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.
We intend to continue to accrue and make distributions on a quarterly basis. Quarterly distributions for each stockholder are calculated for each day the stockholder has been a stockholder of record during such quarter. Distributions for stockholders participating in our distribution reinvestment plan will be reinvested into shares of our common stock. The distributions have been and may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which may include borrowings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and interest income from our cash balances. In addition to the sources described above, distributions were also paid from net proceeds from shares sold in the primary portion of our offering; however, as we terminated the primary portion of our offering on June 30, 2017, this will no longer be a source from which distributions are paid.

There can be no assurances that the current distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, which if insufficient could negatively impact our ability to pay such distributions. For the year ended December 31, 2018, 52.4% of our total gross distributions were funded from operating activities, as determined on a GAAP basis, and 47.6% were funded from sources other than cash flows from operating activities, specifically with proceeds from shares issued pursuant to our distribution reinvestment plan.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details regarding our distribution history, as well as the sources used to pay our distributions.
Holders
As of February 28, 2019, we had 105.6 million shares of our Class A common stock and 71.5 million shares of our Class T common stock outstanding, held by a total of 25,953 stockholders and 17,621 stockholders, respectively, including shares held by our affiliates.
ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

(in thousands, except per share data, building count and number of customers)	For the Year Ended December 31, (1)
	2018	2017	2016	2015	2014
Operating data:
Total revenues	$241,299	$223,358	$176,289	$51,134	$6,645
Total operating expenses	$(210,021)	$(201,363)	$(206,576)	$(83,006)	$(20,838)
Total net operating income	$177,629	$165,305	$130,801	$38,319	$5,065
Total other expenses	$(38,115)	$(40,227)	$(27,897)	$(9,048)	$(1,001)
Total expenses before expense support from Advisor	$(248,136)	$(241,590)	$(234,473)	$(92,054)	$(21,839)
Total expense (repayment to) support from Advisor	$—	$—	$(5,111)	$3,370	$3,496
Net expenses after expense support from Advisor	$(248,136)	$(241,590)	$(239,584)	$(88,684)	$(18,343)
Net loss	$(6,837)	$(18,232)	$(63,295)	$(37,550)	$(11,698)
Net loss attributable to common stockholders	$(6,837)	$(18,317)	$(63,326)	$(37,550)	$(11,698)
Net loss per common share - basic and diluted	$(0.04)	$(0.11)	$(0.47)	$(0.72)	$(1.27)
Weighted-average shares outstanding	176,283	169,270	133,524	51,801	9,229
Distributions:
Total cash distributions declared	$100,452	$96,443	$72,153	$26,621	$4,422
Cash distributions declared per common share	$0.570	$0.570	$0.541	$0.510	$0.469
Total stock dividends declared	$—	$—	$—	$—	$772
Stock dividends declared per common share	$—	$—	$—	$—	$0.131
Company-defined FFO (2):
Reconciliation of net loss to Company-defined FFO:
Net loss attributable to common stockholders	$(6,837)	$(18,317)	$(63,326)	$(37,550)	$(11,698)
Total NAREIT-defined adjustments (3)	$104,799	$113,146	$100,436	$30,864	$4,020
Total Company-defined adjustments (4)	$—	$—	$37,121	$33,307	$12,100
Company-defined FFO	$97,962	$94,829	$74,231	$26,621	$4,422
Cash flow data:
Net cash provided by (used in) operating activities	$92,443	$83,649	$36,444	$(3,552)	$(6,464)
Net cash used in investing activities	$(61,878)	$(357,662)	$(1,149,835)	$(1,076,656)	$(417,519)
Net cash (used in) provided by financing activities	$(30,264)	$271,037	$1,110,820	$1,083,098	$429,231

(in thousands, except per share data, building count and number of customers)	December 31, (1)
	2018	2017	2016	2015	2014
Balance sheet data:
Net investment in real estate properties	$2,660,798	$2,706,344	$2,478,329	$1,374,195	$412,769
Investment in unconsolidated joint venture partnerships	$113,869	$106,631	$69,695	$94,331	$—
Cash and cash equivalents	$5,698	$5,397	$8,358	$7,429	$8,119
Total assets	$2,831,624	$2,865,547	$2,610,933	$1,503,255	$433,955
Debt, net	$1,538,824	$1,489,145	$1,288,642	$609,033	$233,123
Total liabilities	$1,651,266	$1,606,077	$1,404,963	$655,849	$247,076
Total stockholders’ equity	$1,180,357	$1,259,469	$1,205,469	$847,405	$186,878
Total gross equity raised (during the period)	$48,184	$194,109	$547,462	$806,170	$224,938
Shares outstanding	176,954	174,514	157,406	102,985	23,030
Portfolio data:
Consolidated buildings	236	235	215	131	41
Unconsolidated buildings	49	43	27	21	—
Total buildings	285	278	242	152	41
Rentable square feet of consolidated buildings	37,455	37,460	34,339	16,956	5,755
Rentable square feet of unconsolidated buildings	12,148	9,032	4,405	3,602	—
Total rentable square feet	49,603	46,492	38,744	20,558	5,755
Total number of customers (5)	510	493	477	310	93

(1)
The SEC declared our registration statement for our public offering effective in July 2013. We broke escrow in September 2013 and commenced real estate operations in January 2014 in connection with the acquisition of our first property. We terminated the primary portion of our public offering on June 30, 2017, and we have fully deployed the net proceeds from our public offerings. The results of our operations have been primarily impacted by the timing of our acquisitions and the equity raised through our public offering. Accordingly, our year-over-year financial data is not directly comparable.

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

(5)
Represents total customers for our total portfolio, including our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships.

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
On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock at $10.00 per share, including up to $1.5 billion in shares of common stock in our primary offering and $500.0 million in shares offered under our distribution reinvestment plan. On June 30, 2017, we terminated the primary portion of our initial public offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan at a price equal to the NAV per share that we most recently disclosed, which is $12.33 per share as of November 30, 2018. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share” for a description of the methodologies and assumptions used to determine, and the limitations of the estimated NAV per share. We may terminate our distribution reinvestment plan offering at any time. As of December 31, 2018, we had raised gross proceeds of approximately $1.8 billion from the sale of 181.1 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan. See “Note 10 to the Consolidated Financial Statements” for information concerning our distribution reinvestment plan offering.
As of December 31, 2018, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships, a real estate portfolio that included 285 industrial buildings totaling approximately 49.6 million square feet located in 26 markets throughout the U.S., with 510 customers, and was 89.0% occupied (90.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.0 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2018:

•	272 industrial buildings totaling approximately 45.6 million square feet comprised our operating portfolio, which includes stabilized properties, and was 95.2% occupied (95.5% leased).

•
13 industrial buildings totaling approximately 4.0 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90.0% occupancy.

Of our total portfolio, we owned and managed 49 buildings totaling approximately 12.1 million square feet through our minority ownership interests in our joint venture partnerships (as described in “Note 6 to the Consolidated Financial Statements”) as of December 31, 2018. From January 2014 through December 2018, we had acquired, either directly or through our minority ownership interest in our joint venture partnerships, 309 buildings comprised of approximately 52.8 million square feet for an aggregate total purchase price, including costs to complete development projects, of approximately $4.0 billion. We funded these acquisitions primarily with proceeds from our public offering, institutional equity, and debt financings. In addition, since January 2014, we have disposed of, either directly or through our minority ownership interests in our joint venture partnerships, 24 buildings comprised of approximately 3.1 million square feet for an aggregate gross sales price of $268.3 million.
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
Real Estate Outlook
Overall, fundamentals for the U.S. industrial real estate sector continue to remain healthy, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Additionally, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. We expect moderate economic growth in the U.S. to continue throughout 2019, which should continue to drive positive demand for warehouse space as companies expand and upgrade their distribution networks and supply chains.
While growth in the U.S. economy has continued, global economic growth has slowed due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Financial market conditions tightened significantly and volatility has persisted following the 2016 and 2018 U.S. elections especially regarding concerns over protectionism, global trade and stock market valuations, which have led to decreased currency valuations and increased bond yields globally. Heightened policy uncertainty in the U.S., China, and Europe will likely weigh on global economies and capital flows throughout the coming year.
Despite certain global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates and continued rent growth in our primary target markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2019 to be higher than the rates on expiring leases.
Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported continued growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.6% annual increase compounded over the past five years, reaching $498.7 billion over the past year, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers continue to adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.
The capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by both the current industrial real estate fundamentals and the ongoing secular shift to online consumer spending.

RESULTS OF OPERATIONS
Summary of 2018 Activities
During 2018, we completed the following activities:

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

•
In June 2018, we amended the terms of our $150.0 million term loan to lower the spreads used in calculating the effective interest rate, depending on our consolidated leverage ratio, from (i) a range of 1.60% to 2.50% to a range of 1.30% to 2.15% for the margin added to LIBOR multiplied by a statutory reserve rate; and (ii) a range of 0.60% to 1.50% to a range of 0.30% to 1.15% for the margin added to an alternative base rate.

•
We directly acquired three industrial buildings comprised of approximately 0.3 million square feet for a total purchase price of approximately $34.4 million. Additionally, we sold two industrial buildings and two land parcels for net proceeds of approximately $21.2 million. We recorded a total net gain of $3.6 million related to the disposal of these properties.

•
We, through our 20.0% ownership interest in the BTC I Partnership, acquired two industrial buildings comprising approximately 0.4 million square feet for a total purchase price of approximately $41.0 million, and completed the development of 10 industrial buildings comprising approximately 3.5 million square feet for an aggregate total purchase price of approximately $318.0 million. Additionally, the BTC I Partnership sold 10 industrial buildings totaling 1.3 million square feet for net proceeds of $96.7 million, and recorded a gain of $39.6 million related to these disposal of these properties. As of December 31, 2018, the BTC I Partnership owned 36 industrial buildings totaling approximately 9.6 million square feet.

•
We, through our 8.0% ownership interest in the BTC II Partnership, acquired one industrial building totaling approximately 0.3 million square feet for a purchase price of approximately $17.0 million and completed the development of two industrial buildings comprising approximately 0.3 million square feet for an aggregate total purchase price of approximately $31.2 million. As of December 31, 2018, the BTC II Partnership owned 13 industrial buildings totaling approximately 2.5 million square feet.

•
As of December 31, 2018, we directly or through our joint venture partnerships had an additional 14 buildings under construction totaling approximately 3.5 million square feet, and six buildings in the pre-construction phase for an additional 2.0 million square feet.

•
We leased approximately 9.1 million square feet, which included 5.8 million square feet of new and future leases and 3.3 million square feet of renewals through 141 separate transactions with an average annual base rent of $5.59 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Our operating results for the years ended December 31, 2018, 2017, and 2016 are not directly comparable, as we were in the acquisition phase of our life cycle during a part of 2017 and all of 2016, and as such, the results of our operations were primarily impacted by the timing of our acquisitions and the equity raised through our public offering.

Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
The following table summarizes our results of operations for the year ended December 31, 2018, as compared to the year ended December 31, 2017. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the periods presented below include 203 buildings totaling approximately 32.8 million square feet owned as of January 1, 2017, which portfolio represented 87.7% of total consolidated rentable square feet as of December 31, 2018, and 88.6% of total revenues and 89.1% of net operating income for the year ended December 31, 2018.

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	$ Change	% Change
Rental revenues:
Same store operating properties	$213,703	$210,349	$3,354	1.6%
Other properties	27,596	13,009	14,587	NM
Total rental revenues	241,299	223,358	17,941	8.0
Rental expenses:
Same store operating properties	(55,386)	(54,070)	(1,316)	(2.4)
Other properties	(8,284)	(3,983)	(4,301)	NM
Total rental expenses	(63,670)	(58,053)	(5,617)	(9.7)
Net operating income:
Same store operating properties	158,317	156,279	2,038	1.3
Other properties	19,312	9,026	10,286	NM
Total net operating income	177,629	165,305	12,324	7.5
Other income and (expenses):
Real estate-related depreciation and amortization	(111,942)	(111,649)	(293)	(0.3)
General and administrative expenses	(9,557)	(9,191)	(366)	(4.0)
Asset management fees, related party	(24,852)	(22,470)	(2,382)	(10.6)
Equity in income of unconsolidated joint venture partnerships	8,736	1,479	7,257	NM
Interest expense and other	(50,401)	(41,750)	(8,651)	(20.7)
Net gain on disposition of real estate properties	3,550	44	3,506	NM
Total other income and (expenses)	(184,466)	(183,537)	(929)	(0.5)
Net loss	(6,837)	(18,232)	11,395	62.5
Net income attributable to noncontrolling interests	—	(85)	85	100.0
Net loss attributable to common stockholders	$(6,837)	$(18,317)	$11,480	62.7%
Weighted-average shares outstanding	176,283	169,270	7,013
Net loss per common share - basic and diluted	$(0.04)	$(0.11)	$0.07

NM = Not meaningful

	As of December 31,
(square feet in thousands)	2018	2017
Portfolio data:
Consolidated buildings	236	235
Unconsolidated buildings	49	43
Total buildings	285	278
Rentable square feet of consolidated buildings	37,455	37,460
Rentable square feet of unconsolidated buildings	12,148	9,032
Total rentable square feet	49,603	46,492
Total number of customers (1)	510	493
Percent occupied of operating portfolio (1)(2)	95.2%	96.2%
Percent occupied of total portfolio (1)(2)	89.0%	88.4%
Percent leased of operating portfolio (1)(2)	95.5%	96.5%
Percent leased of total portfolio (1)(2)	90.9%	90.3%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnership. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest. See “Note 6 to the Consolidated Financial Statements” for more detail on our joint venture partnerships.

(2)
See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased by approximately $17.9 million, or 8.0%, for the year ended December 31, 2018, as compared to the same period in 2017, of which $14.6 million was due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio over this period. For the year ended December 31, 2018, non-same store rental revenues reflect the addition of 27 buildings we had acquired since January 1, 2017. Same store rental revenues for the year ended December 31, 2018 increased by 1.6% as compared to the same period in 2017, primarily due to higher rental rates for new leases and renewals, as well as a slight increase in average occupancy rate for the same store operating portfolio from 97.3% to 97.5% for the year ended December 31, 2018, as compared to the same period in 2017, which increases were partially offset by a decrease of $0.4 million in lease termination fees received in 2018 as compared to the same period in 2017.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $5.6 million, or 9.7% for the year ended December 31, 2018, as compared to the same period in 2017, of which $4.3 million was due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio over these periods. Same store rental expenses for the year ended December 31, 2018 increased by 2.4% as compared to the same period in 2017, primarily due to higher real estate taxes, as well as higher maintenance and repair expenses.
Other Income and Expenses. The net amount of other income and expenses, in aggregate, increased by $0.9 million, or 0.5%, for the year ended December 31, 2018, as compared to the same period in 2017, primarily due to:

•
an increase in interest expense of $8.7 million for the year ended December 31, 2018, primarily due to: (i) higher average net borrowings under our line of credit for the year ended December 31, 2018 of $114.1 million; (ii) higher average net property level borrowings for the year ended December 31, 2018 of $43.2 million; and (iii) a higher aggregate weighted-average interest rate of 3.27% as of December 31, 2018, as compared to 3.10% as of December 31, 2017; and

•
an increase in asset management fees, general and administrative expenses and real estate-related depreciation and amortization expense totaling an aggregate amount of $3.0 million, or 2.1%, for the year ended December 31, 2018, as a result of the growth in our portfolio since January 1, 2017.

Partially offset by:

•
an increase in our proportionate share of the income of our unconsolidated joint venture partnerships of $7.3 million primarily related to our share of net gains on disposition of real estate properties of our unconsolidated joint venture partnerships; and

•	an increase in net gain on disposition of real estate properties of $3.5 million.
Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table summarizes our results of operations for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The same store operating portfolio for the periods presented below include 127 buildings totaling approximately 16.1 million square feet owned as of January 1, 2016, which portfolio represented 43.1% of total consolidated rentable square feet as of December 31, 2017, and 52.0% of total revenues and 51.5% of net operating income for the year ended December 31, 2017.

	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016	$ Change	% Change
Rental revenues:
Same store operating properties	$116,094	$113,596	$2,498	2.2%
Other properties	107,264	62,693	44,571	71.1
Total rental revenues	223,358	176,289	47,069	26.7
Rental expenses:
Same store operating properties	(30,939)	(29,779)	(1,160)	(3.9)
Other properties	(27,114)	(15,709)	(11,405)	(72.6)
Total rental expenses	(58,053)	(45,488)	(12,565)	(27.6)
Net operating income:
Same store operating properties	85,155	83,817	1,338	1.6
Other properties	80,150	46,984	33,166	70.6
Total net operating income	165,305	130,801	34,504	26.4
Other income and (expenses):
Real estate-related depreciation and amortization	(111,649)	(96,629)	(15,020)	(15.5)
General and administrative expenses	(9,191)	(7,103)	(2,088)	(29.4)
Asset management fees, related party	(22,470)	(17,775)	(4,695)	(26.4)
Acquisition fees, related party	—	(24,489)	24,489	100.0
Acquisition expenses	—	(12,420)	12,420	100.0
Impairment of real estate property	—	(2,672)	2,672	100.0
Equity in income (loss) of unconsolidated joint venture partnerships	1,479	(535)	2,014	376.4
Interest expense and other	(41,750)	(28,726)	(13,024)	(45.3)
Net gain on disposition of real estate properties	44	1,428	(1,384)	(96.9)
Net loss on sell down of joint venture partnership ownership interest	—	(64)	64	100.0
Total expense repayment to Advisor	—	(5,111)	5,111	100.0
Total other income and (expenses)	(183,537)	(194,096)	10,559	5.4
Net loss	(18,232)	(63,295)	45,063	71.2
Net income attributable to noncontrolling interests	(85)	(31)	(54)	(174.2)
Net loss attributable to common stockholders	$(18,317)	$(63,326)	$45,009	71.1%
Weighted-average shares outstanding	169,270	133,524	35,746
Net loss per common share - basic and diluted	$(0.11)	$(0.47)	$0.36

	As of December 31,
(square feet in thousands)	2017	2016
Portfolio data:
Consolidated buildings	235	215
Unconsolidated buildings	43	27
Total buildings	278	242
Rentable square feet of consolidated buildings	37,460	34,339
Rentable square feet of unconsolidated buildings	9,032	4,405
Total rentable square feet	46,492	38,744
Total number of customers (1)	493	477
Percent occupied of operating portfolio (1)(2)	96.2%	95.3%
Percent occupied of total portfolio (1)(2)	88.4%	92.5%
Percent leased of operating portfolio (1)(2)	96.5%	96.7%
Percent leased of total portfolio (1)(2)	90.3%	94.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our ownership interest in our joint venture partnerships. As of December 31, 2017, we had two joint venture partnerships and as of December 31, 2016, we only had one joint venture partnership. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest. See “Note 6 to the Consolidated Financial Statements” for more detail on our joint venture partnerships.

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
Other Income and Expenses. The net amount of other income and expenses, in aggregate, decreased by $10.6 million, or 5.4%, for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to:

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

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the years ended December 31, 2018, 2017 and 2016, GAAP net loss attributable to common stockholders was $6.8 million, $18.3 million and $63.3 million, respectively, and NOI was $177.6 million, $165.3 million and $130.8 million, respectively. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our calculation of NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net loss to NOI for the years ended December 31, 2018, 2017 and 2016.
Funds from Operations (“FFO”), Company-Defined Funds from Operation (“Company-Defined FFO”) and Modified Funds from Operations (“MFFO”)
We believe that FFO, Company-defined FFO and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the expense support agreement as described in “Note 12 to the Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO, Company-defined FFO and MFFO. If we had not received expense support from the Advisor in prior periods, our FFO, Company-defined FFO and MFFO for such periods would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets, and also excludes acquisition-related costs (including acquisition fees paid to the Advisor), each of which are characterized as expenses in determining net loss under GAAP. The purchase of operating properties has been a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. Due to a new accounting standard that we adopted as of January 1, 2017, acquisition-related costs are no longer expensed, but are capitalized as incurred, as the properties we acquire are considered assets rather than businesses under the new standard. As a result, acquisition-related costs for properties that meet the definition of an asset rather than a business will no longer be an adjustment, effective January 1, 2017. Company-defined FFO may not be a complete indicator of our operating performance, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.
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
We use FFO, Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio, and (ii) evaluate potential performance to determine liquidity event strategies. Although some REITs may present similar measures differently from us, we believe FFO, Company-defined FFO and MFFO generally facilitate a comparison to other REITs that have similar operating characteristics to us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO, Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO, Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of net loss to FFO, Company-defined FFO and MFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
GAAP net loss attributable to common stockholders	$(6,837)	$(18,317)	$(63,326)
GAAP net loss per common share	$(0.04)	$(0.11)	$(0.47)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(6,837)	$(18,317)	$(63,326)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	111,942	111,649	96,629
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	4,122	2,869	2,499
Impairment of real estate property	—	—	2,672
Net gain on disposition of real estate properties	(3,550)	(44)	(1,428)
Our share of net (gain) loss on disposition of real estate properties of unconsolidated joint venture partnerships and sell down of joint venture partnership ownership interest	(7,715)	(1,328)	64
NAREIT FFO attributable to common stockholders	$97,962	$94,829	$37,110
NAREIT FFO per common share	$0.56	$0.56	$0.28
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$97,962	$94,829	$37,110
Add Company-defined adjustments:
Acquisition costs	—	—	36,909
Our share of acquisition costs of unconsolidated joint venture partnerships	—	—	212
Company-defined FFO attributable to common stockholders	$97,962	$94,829	$74,231
Company-defined FFO per common share	$0.56	$0.56	$0.56
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$97,962	$94,829	$74,231
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(9,922)	(12,118)	(12,636)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture partnerships	(1,172)	(809)	(505)
MFFO attributable to common stockholders	$86,868	$81,902	$61,090
MFFO per common share	$0.49	$0.48	$0.46
Weighted-average shares outstanding	176,283	169,270	133,524
We believe that our FFO of $98.0 million, or $0.56 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $100.5 million, or $0.57 per share, for the year ended December 31, 2018 should be indicative of future performance as we are no longer raising capital from the primary portion of our public offering and are no longer in the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include, and will continue to include, cash flows generated from operating activities, net proceeds from the sale of common stock pursuant to our distribution reinvestment plan offering, funds provided by debt financings and refinancings, and net proceeds from asset sales. Our principal uses of funds are, and will continue to be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. We terminated the primary portion of our public offering on June 30, 2017, and accordingly, net proceeds from our public offering will no longer be a primary source of capital for meeting our cash needs, as we have fully deployed the net proceeds from the sale of primary shares in our public offering. Refer to “Note 10 to the Consolidated Financial Statements” for further detail. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity and capital requirements.
The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf.
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Total cash provided by (used in):
Operating activities	$92,443	$83,649	$36,444
Investing activities	(61,878)	(357,662)	(1,149,835)
Financing activities	(30,264)	271,037	1,110,820
Net increase (decrease) in cash	$301	$(2,976)	$(2,571)
2018 Cash Flows Compared to 2017 Cash Flows
Cash provided by operating activities during the year ended December 31, 2018 increased by approximately $8.8 million as compared to the same period in 2017, related to increases in both property operations and cash from working capital. Cash used in investing activities during year ended December 31, 2018 decreased by approximately $295.8 million as compared to the same period in 2017, primarily due to a net decrease in our acquisition activity in the amount of $253.6 million, a net decrease in our activity related to our investments in unconsolidated joint venture partnerships in the amount of $20.4 million, and an increase in distributions from our joint venture partnerships of $12.3 million. Cash provided by financing activities for the year ended December 31, 2017 of $271.0 million decreased by approximately $301.3 million to cash used in financing activities of $30.3 million for the year ended December 31, 2018, primarily due to a decrease in our net borrowing activity of $150.9 million; a decrease in our net offering proceeds raised of $136.1 million as a result of the termination of the primary portion of our public offering in June 2017; an increase in our redemption activity of $8.8 million; and an increase in distributions paid of $4.7 million.
2017 Cash Flows Compared to 2016 Cash Flows
Cash provided by operating activities during the year ended December 31, 2017 increased by approximately $47.2 million as compared to the same period in 2016, primarily as a result of continued growth in our property operations. Cash used in investing activities during the year ended December 31, 2017 decreased by approximately $792.2 million as compared to the same period in 2016, primarily due to a net decrease in our acquisition activity in the amount of $890.1 million, partially offset by net proceeds of $57.2 million from the sale of a portion of our interest in the BTC I Partnership in the first quarter of 2016, as well as by a decrease in net proceeds of $38.4 million from the disposition of real estate properties from 2016 to 2017. Cash provided by financing activities during the year ended December 31, 2017 decreased by approximately $839.8 million as compared to the same period in 2016, primarily due to a decrease in our net borrowing activity of $468.1 million, as well as a decrease in our equity raised of $343.3 million as a result of the termination of the primary portion of our public offering.

Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of December 31, 2018, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had: (i) approximately $324.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.38%, which includes the effect of the interest rate swap agreements related to $150.0 million in the borrowings under our line of credit; and (ii) $500.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.07%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were both $175.5 million. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 7 to the Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of December 31, 2018, we had property-level borrowings of approximately $721.5 million outstanding with a weighted-average remaining term of 5.4 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreement relating to our $95.6 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 7 to the Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of December 31, 2018.
Distributions. We intend to continue to make distributions on a quarterly basis. For the year ended December 31, 2018, 52.4% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 47.6% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, net proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board of directors. For the first quarter of 2019, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the first quarter of 2019 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Distributions for the first quarter of 2019 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than April 15, 2019.
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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities		Proceeds from DRIP (1)		Gross Distributions (2)
2018
December 31	$13,345	53.0%	$11,851	47.0%	$25,196
September 30	13,230	52.7	11,897	47.3	25,127
June 30	13,126	52.3	11,980	47.7	25,106
March 31	12,937	51.7	12,086	48.3	25,023
Total	$52,638	52.4%	$47,814	47.6%	$100,452
2017
December 31	$12,704	51.0%	$12,222	49.0%	$24,926
September 30	12,584	50.7	12,242	49.3	24,826
June 30	11,979	50.2	11,868	49.8	23,847
March 31	11,397	49.9	11,447	50.1	22,844
Total	$48,664	50.5%	$47,779	49.5%	$96,443

(1)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(2)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of our public offering.
For the year ended December 31, 2018, our cash flows provided by operating activities on a GAAP basis were $92.4 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $100.5 million. For the year ended December 31, 2017, our cash flows provided by operating activities on a GAAP basis were $83.6 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $96.4 million.
Refer to “Note 10 to the Consolidated Financial Statements” for further detail on distributions.
Redemptions. For the years ended December 31, 2018 and 2017, we received eligible redemption requests related to approximately 2.9 million and 1.9 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $28.1 million, or an average price of $9.82 per share, and approximately $18.3 million, or an average price of $9.62 per share, respectively. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter; and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program.”

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
CONTRACTUAL OBLIGATIONS
The following table summarizes future obligations, due by period, as of December 31, 2018, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$53,126	$766,451	$465,680	$440,350	$1,725,607
Future estimated distribution fees payable (2)	5,601	11,628	1,263	—	18,492
Unfunded development commitments (3)	29,478	1,718	—	—	31,196
Total	$88,205	$779,797	$466,943	$440,350	$1,775,295

(1)	Includes principal and interest on debt. See “Note 7 to the Consolidated Financial Statements” for more detail.

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
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We adopted the standard when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. Under the practical expedients election, we would not be required to reassess;(i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition

to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. We also adopted ASU 2018-01 when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. In addition, in December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updates 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. We adopted ASU 2018-20 when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. The adoption of these standards did not have a material effect on our consolidated financial statements.
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
Investment in Real Estate Properties
When we acquire a property, we first determine whether an acquisition constitutes a business or asset acquisition. Upon acquisition, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building, land and building improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building, and land and building improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associates with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses.
Impairment of Real Estate Properties
We review our investment in real estate properties individually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded for the difference between estimated fair value of the real estate property and the carrying amount when the estimated future cash flows and the estimated liquidation value of the real estate property are less than the real estate property carrying amount. Our estimates of future cash flows and liquidation values require us to make assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property, and expected ownership periods that can be difficult to predict.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2018, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of December 31, 2018, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, $350.0 million of borrowings under one of our term loans, and $721.5 million under our mortgage notes, which, in the aggregate, represented approximately 79.0% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2018, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.2 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2018. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of December 31, 2018, our consolidated variable interest rate debt consisted of $174.0 million of borrowings under our line of credit and our $150.0 million term loan, which combined represented approximately 21.0% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of December 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $324.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2018, would change our annual interest expense by approximately $0.8 million.
Derivative Instruments. As of December 31, 2018, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $595.6 million. See “Note 7 to the Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Industrial Property Trust Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Industrial Property Trust Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for evaluating whether a transaction qualifies as an acquisition of an asset or business in 2017 due to the adoption of ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”
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

Denver, Colorado
March 6, 2019

INDUSTRIAL PROPERTY TRUST INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2018	2017
ASSETS
Net investment in real estate properties	$2,660,798	$2,706,344
Investment in unconsolidated joint venture partnerships	113,869	106,631
Cash and cash equivalents	5,698	5,397
Restricted cash	65	65
Straight-line and tenant receivables, net	28,838	23,643
Due from affiliates	326	907
Other assets	22,030	22,560
Total assets	$2,831,624	$2,865,547
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$22,801	$21,668
Debt, net	1,538,824	1,489,145
Due to affiliates	217	570
Distributions payable	23,953	23,757
Distribution fees payable to affiliates	18,492	26,071
Other liabilities	46,979	44,866
Total liabilities	1,651,266	1,606,077
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 105,674 shares and 104,589 shares issued and outstanding, respectively	1,057	1,046
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 71,280 shares and 69,925 shares issued and outstanding, respectively	713	699
Additional paid-in capital	1,582,846	1,561,749
Accumulated deficit	(420,697)	(320,897)
Accumulated other comprehensive income	16,438	16,872
Total stockholders’ equity	1,180,357	1,259,469
Noncontrolling interests	1	1
Total equity	1,180,358	1,259,470
Total liabilities and equity	$2,831,624	$2,865,547

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenues:
Rental revenues	$241,299	$223,358	$176,289
Total revenues	241,299	223,358	176,289
Operating expenses:
Rental expenses	63,670	58,053	45,488
Real estate-related depreciation and amortization	111,942	111,649	96,629
General and administrative expenses	9,557	9,191	7,103
Asset management fees, related party	24,852	22,470	17,775
Acquisition fees, related party	—	—	24,489
Acquisition expenses	—	—	12,420
Impairment of real estate property	—	—	2,672
Total operating expenses	210,021	201,363	206,576
Other (income) expenses:
Equity in (income) loss of unconsolidated joint venture partnerships	(8,736)	(1,479)	599
Interest expense and other	50,401	41,750	28,726
Net gain on disposition of real estate properties	(3,550)	(44)	(1,428)
Total other expenses	38,115	40,227	27,897
Total expenses before expense support	248,136	241,590	234,473
Total expense repayment to Advisor	—	—	(5,111)
Net expenses after expense repayment	248,136	241,590	239,584
Net loss	(6,837)	(18,232)	(63,295)
Net income attributable to noncontrolling interests	—	(85)	(31)
Net loss attributable to common stockholders	$(6,837)	$(18,317)	$(63,326)
Weighted-average shares outstanding	176,283	169,270	133,524
Net loss per common share - basic and diluted	$(0.04)	$(0.11)	$(0.47)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Net loss attributable to common stockholders	$(6,837)	$(18,317)	$(63,326)
Unrealized (loss) gain on derivative instruments, net	(434)	2,781	14,091
Comprehensive loss attributable to common stockholders	$(7,271)	$(15,536)	$(49,235)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
(in thousands)	Shares	Amount
Balance as of December 31, 2015	102,985	$1,030	$927,556	$(81,181)	$—	$1	$847,406
Net (loss) income	—	—	—	(63,326)	—	31	(63,295)
Unrealized gain on derivative instruments	—	—	—	—	14,091	—	14,091
Issuance of common stock	55,048	550	546,912	—	—	—	547,462
Share-based compensation	—	—	933	—	—	—	933
Upfront offering costs	—	—	(36,104)	—	—	—	(36,104)
Trailing distribution fees	—	—	(30,805)	3,853	—	—	(26,952)
Redemptions of common stock	(627)	(6)	(5,881)	—	—	—	(5,887)
Preferred interest in Subsidiary REITs	—	—	—	—	—	500	500
Distributions on common stock and dividends on noncontrolling interest	—	—	—	(72,153)	—	(31)	(72,184)
Balance as of December 31, 2016	157,406	$1,574	$1,402,611	$(212,807)	$14,091	$501	$1,205,970
Net (loss) income	—	—	—	(18,317)	—	85	(18,232)
Unrealized gain on derivative instruments	—	—	—	—	2,781	—	2,781
Issuance of common stock	19,014	190	193,919	—	—	—	194,109
Share-based compensation	—	—	1,267	—	—	—	1,267
Upfront offering costs	—	—	(11,932)	—	—	—	(11,932)
Trailing distribution fees	—	—	(5,790)	6,670	—	—	880
Redemptions of common stock and preferred interest in Subsidiary REITs	(1,906)	(19)	(18,326)	—	—	(500)	(18,845)
Distributions on common stock and dividends on noncontrolling interest	—	—	—	(96,443)	—	(85)	(96,528)
Balance as of December 31, 2017	174,514	$1,745	$1,561,749	$(320,897)	$16,872	$1	$1,259,470
Net loss	—	—	—	(6,837)	—	—	(6,837)
Unrealized loss on derivative instruments	—	—	—	—	(434)	—	(434)
Issuance of common stock	4,499	45	48,139	—	—	—	48,184
Share-based compensation	—	—	1,513	—	—	—	1,513
Upfront offering costs	—	—	(568)	—	—	—	(568)
Trailing distribution fees	—	—	90	7,489	—	—	7,579
Redemptions of common stock	(2,059)	(20)	(28,077)	—	—	—	(28,097)
Distributions on common stock	—	—	—	(100,452)	—	—	(100,452)
Balance as of December 31, 2018	176,954	$1,770	$1,582,846	$(420,697)	$16,438	$1	$1,180,358

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Operating activities:
Net loss	$(6,837)	$(18,232)	$(63,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	111,942	111,649	96,629
Equity in (income) loss of unconsolidated joint venture partnerships	(8,736)	(1,479)	599
Straight-line rent and amortization of above- and below-market leases	(9,922)	(12,118)	(12,636)
Net gain on disposition of real estate properties	(3,550)	(44)	(1,428)
Impairment of real estate property	—	—	2,672
Other	3,291	3,804	3,030
Changes in operating assets and liabilities:
Tenant receivables and other assets	445	301	(3,466)
Accounts payable, accrued expenses and other liabilities	5,050	3,262	11,393
Due from / to affiliates, net	760	(3,494)	2,946
Net cash provided by operating activities	92,443	83,649	36,444
Investing activities:
Real estate acquisitions	(39,918)	(293,444)	(1,186,441)
Acquisition deposits	(100)	(834)	(3,875)
Proceeds from the disposition of real estate properties	20,631	15,340	53,772
Capital expenditures and development activities	(43,916)	(43,236)	(37,329)
Investment in unconsolidated joint venture partnerships	(20,810)	(41,218)	(33,139)
Distributions from joint venture partnerships	18,000	5,730	—
Net proceeds from sale of joint venture partnership ownership interest	4,235	—	57,177
Net cash used in investing activities	(61,878)	(357,662)	(1,149,835)
Financing activities:
Proceeds from line of credit	138,000	360,000	851,000
Repayments of line of credit	(89,000)	(266,000)	(935,000)
Proceeds from mortgage note	—	105,000	506,480
Repayments of mortgage notes	(1,354)	—	—
Proceeds from term loan	—	—	250,000
Financing costs paid	(334)	(777)	(6,138)
Proceeds from issuance of common stock	—	146,217	508,166
Offering costs paid related to issuance of common stock	(614)	(10,740)	(29,372)
Distributions paid to common stockholders	(44,627)	(39,911)	(27,220)
Dividends paid on noncontrolling interests	—	(116)	—
Distribution fees paid	(7,445)	(6,525)	(3,496)
Redemptions of common stock	(24,890)	(16,111)	(3,600)
Net cash (used in) provided by financing activities	(30,264)	271,037	1,110,820
Net increase (decrease) in cash, cash equivalents and restricted cash	301	(2,976)	(2,571)
Cash, cash equivalents and restricted cash, at beginning of period	5,462	8,438	11,009
Cash, cash equivalents and restricted cash, at end of period	$5,763	$5,462	$8,438

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries. The Company is a Maryland corporation formed on August 28, 2012.
The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean that the Company’s customers will be investment grade and much of the Company’s customer base is currently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, the charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2018, the Company owned and managed, either directly or through its minority ownership interests in its joint venture partnerships, a real estate portfolio that included 285 industrial buildings. The Company operates as one reportable segment comprised of industrial real estate.
The Company currently operates and has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013, and the Company intends to continue to operate in accordance with the requirements for qualification as a REIT. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Industrial Property Operating Partnership LP (the “Operating Partnership”), of which the Company is the sole general partner and a limited partner.
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
Reclassifications
Certain items in the Company’s consolidated balance sheet for 2017 have been reclassified to conform to the 2018 presentation. Future estimated distribution fees payable have been reclassified from due to affiliates and are presented separately in the consolidated balance sheets.
Certain items in the Company’s consolidated income statement and consolidated statement of cash flows for 2017 and 2016 have been reclassified to conform to the 2018 presentation. Net loss on sell down of joint venture partnership ownership interest has been reclassified to equity in (income) loss of unconsolidated joint venture partnerships.
Investment in Real Estate Properties
The Company first determines whether an acquisition constitutes a business or asset acquisition. Upon either a business or asset acquisition, the purchase price of a property is allocated to land, building, and intangible lease assets and liabilities based on their relative fair value. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.” Properties that are probable to be sold are to be designated as “held for sale” on the balance sheet when certain criteria are met.
If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. During the years ended December 31, 2018 and 2017, there was no debt assumed in connection with acquisitions.
Beginning January 1, 2017, transaction costs associated with the acquisition of a property (including the acquisition fees paid to the Advisor and its affiliates) are capitalized as incurred in an asset acquisition and are allocated to land, building, and intangible lease assets on a relative fair value basis. Prior to January 1, 2017, costs associated with the acquisition of a property (including acquisition fees paid to the Advisor and its affiliates) were expensed as incurred. For the years ended December 31, 2018 and 2017, $1.2 million and $7.9 million, respectively, of acquisition costs (including the acquisition fees paid to the Advisor and its affiliates) were capitalized in net investment in real estate properties on the consolidated balance sheets instead of expensed as in prior periods.
The results of operations for acquired properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date.
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

Investment in Unconsolidated Joint Venture Partnerships
The Company analyzes its investments under GAAP guidance to determine if any joint venture partnership is a variable interest entity (“VIE”) and whether the requisite substantial participating rights described in the GAAP guidance are held by the partners not affiliated with the Company. If a joint venture partnership is not a VIE and the partners hold substantial participating rights, the Company accounts for its investment in the joint venture partnership under the equity method. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect the Company’s proportionate share of equity in the joint venture partnership’s income (loss) and distributions, which is included in investment in unconsolidated joint venture partnership on its consolidated balance sheets. The Company additionally recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture partnership in equity in loss of unconsolidated joint venture partnership on the consolidated statements of operations.
The Company evaluates its investments in the unconsolidated joint venture partnerships for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, the Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If the Company determined any decline in value is other-than-temporary, the Company would recognize an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the unconsolidated joint venture partnerships for the years ended December 31, 2018, 2017, and 2016. See “Note 6” for additional information regarding the unconsolidated joint venture partnerships.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities at the acquisition date of three months or less.
Straight-line Rent and Tenant Receivables
Straight-line rent and tenant receivables include all straight-line rent and accounts receivable, net of allowances. The Company maintains an allowance for estimated losses that may result from the inability of certain of its customers to make required payments. If a customer fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2018, and 2017 the Company’s allowance for doubtful accounts was approximately $0.4 million and $0.3 million, respectively.
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
Debt Issuance Costs
Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related credit facilities. Unamortized debt issuance costs are written off if debt is retired before its maturity date. Accumulated amortization of debt issuance costs was approximately $7.8 million and $5.4 million as of December 31, 2018 and 2017, respectively. The Company’s interest expense for the years ended December 31, 2018, 2017 and 2016 included $2.4 million, $2.3 million and $1.9 million, respectively, of amortization of financing costs.
Capitalized Interest
The Company capitalizes interest as a cost of development. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the years ended December 31, 2018, 2017 and 2016, approximately $1.7 million, $2.5 million and $1.5 million of interest was capitalized, respectively.

Distribution Fees
Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T shares. The Company accrues for: (i) the monthly amount payable as of the balance sheet date, and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares outstanding as of the balance sheet date. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 12” for additional information regarding when distribution fees become payable.
Noncontrolling Interests
Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to the noncontrolling interests on the consolidated statements of operations. Noncontrolling interests also represent the portion of equity in the acquired subsidiary real estate investment trusts (“Subsidiary REITs”), that the Company does not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheets as noncontrolling interests within permanent equity. See “Note 11” for additional information regarding the Subsidiary REITs.
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
Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred. For the years ended December 31, 2018, 2017 and 2016, tenant reimbursement revenue recognized in rental revenues was approximately $58.8 million, $52.9 million and $41.4 million, respectively.
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
Upon the disposition of an asset, the Company will evaluate the transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of recognizing gains or losses.
Organization and Offering Expenses
Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company does not raise additional equity proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 12” for additional information regarding when organization and offering expenses become reimbursable.
Income Taxes
The Company currently operates as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes, and elected to be treated as a REIT beginning with its taxable year ended December 31, 2013. As a REIT, the Company generally is not subject to federal income taxes on net income it distributes to its stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Net Loss Per Common Share
The Company computes net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period for each class. There are no class specific expenses and each class of common stock shares equally in the profits and losses of the Company. There were no dilutive shares for the years ended December 31, 2018, 2017 and 2016.
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
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted the standard when it became effective for the Company, as of the reporting period beginning January 1, 2018. The Company elected the package of practical expedients, and accordingly did not reallocate contract consideration to lease components within the scope of the existing lease guidance when it adopted ASU 2014-09. Effective January 1, 2018, the Company also adopted ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (ASU 2017-05). Through the evaluation and implementation process, the Company has determined the key revenue stream that could be impacted by ASU 2014-09, as amended by ASU 2017-05, is the gain on disposition of real estate reported on the consolidated statements of operation. The Company previously recognized revenue from asset sales upon transfer of title at the time of closing. After adoption of ASU 2014-09, the Company will evaluate the transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine property timing of revenue recognition, as well as transaction price allocation. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated financial statements.
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

The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company adopted this guidance effective September 30, 2018. The adoption of ASU 2018-13 did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. Under the practical expedients election, the Company would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. The Company also adopted ASU 2018-01 when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. In addition, in December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updates 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. The Company adopted ASU 2018-20 when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. The adoption of these standards did not have a material effect on the Company’s consolidated financial statements.
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

3. REAL ESTATE ACQUISITIONS
For the years ended December 31, 2018 and December 31, 2017, the Company allocated the purchase price of its acquisitions to land, building, and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
	2018	2017
Land	$21,152	$87,333
Building	18,362	198,764
Intangible lease assets	1,951	14,808
Above-market lease assets	—	117
Below-market lease liabilities	(1,235)	(2,763)
Total purchase price (1)	$40,230	$298,259

(1)	Total purchase price is equal to the total consideration paid.
During the years ended December 31, 2018 and 2017, the Company acquired 100% of the following properties, which were all determined to be asset acquisitions:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
2018 Acquisitions:
O’Hare Distribution Center II	3/16/2018	—	$4,987
Carteret Industrial Center	3/30/2018	1	11,565
Airpark Industrial Center II	7/19/2018	1	12,506
Tualatin Industrial Center	9/19/2018	1	11,172
Total 2018 Acquisitions		3	$40,230
2017 Acquisitions:
South Bay Distribution Center	1/4/2017	1	$12,262
Tempe Business Center	1/5/2017	1	9,775
Corona Industrial Center	1/12/2017	1	9,736
Sycamore Industrial Center	1/13/2017	3	16,321
Oakesdale Commerce Center	2/8/2017	1	6,833
Airways Distribution Center	2/24/2017	2	37,051
Tuscany Industrial Center	3/23/2017	1	6,913
Lanham Distribution Center	5/11/2017	1	13,554
Trade Zone Industrial Center	5/15/2017	1	3,853
Addison Distribution Center	6/14/2017	1	23,807
Rampart Industrial Center II	6/29/2017	1	10,026
Airpark Industrial Center	8/9/2017	1	7,472
Chandler Distribution Center	8/21/2017	1	10,534
Salt Lake City Distribution Center II	8/30/2017	1	8,239
360 Logistics Center	9/22/2017	3	65,988
Riverport Distribution Center	9/29/2017	1	10,498
Columbia Park Distribution Center	11/1/2017	3	45,397
Total 2017 Acquisitions		24	$298,259

(1)	Total purchase price is equal to the total consideration paid.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization period for the intangible assets and liabilities acquired in connection with the 2018 and 2017 acquisitions, as of the respective date of each acquisition, was 4.7 years and 5.9 years, respectively.
4. REAL ESTATE DISPOSITIONS
During 2018, the Company sold two industrial buildings and two land parcels to third parties for net proceeds of approximately $21.2 million. Total disposition fees paid to the Advisor in relation to the disposition of these properties were $0.5 million. Both buildings were located in the Central Valley market. The Company recorded a total net gain of $3.6 million related to the disposal of these properties.
During 2017, the Company sold four industrial buildings to third parties for net proceeds of approximately $15.8 million. Total disposition fees paid to the Advisor in relation to the disposition of these properties were $0.4 million. All of these buildings were located in the Atlanta market. The Company recorded a total net gain of approximately $0.1 million related to the disposal of these properties.
During 2016, the Company sold five industrial buildings to third parties for net proceeds of approximately $54.2 million. Total disposition fees paid to the Advisor in relation to the disposition of these properties were $1.4 million. Of these dispositions: (i) two buildings were located in the Atlanta market; (ii) one building was located in the San Antonio market; (iii) one building located in the Oklahoma City market; and (iv) one building was located in the Connecticut market. The Company recorded a total net gain of $1.4 million related to the disposal of these properties.
5. INVESTMENT IN REAL ESTATE PROPERTIES
As of December 31, 2018 and 2017, the Company’s consolidated investment in real estate properties consisted of 236 and 235 industrial buildings, respectively.

	As of
(in thousands)	December 31, 2018	December 31, 2017
Land	$789,840	$771,613
Building and improvements	1,956,788	1,919,580
Intangible lease assets	208,234	239,190
Construction in progress	16,071	14,002
Investment in real estate properties	2,970,933	2,944,385
Less accumulated depreciation and amortization	(310,135)	(238,041)
Net investment in real estate properties	$2,660,798	$2,706,344
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of December 31, 2018 and 2017 include the following:

	As of December 31, 2018			As of December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$197,976	$(104,054)	$93,922	$227,922	$(103,979)	$123,943
Above-market lease assets (1)	10,258	(5,962)	4,296	11,268	(5,212)	6,056
Below-market lease liabilities (2)	(30,150)	15,056	(15,094)	(33,278)	13,755	(19,523)

(1)	Included in net investment in real estate properties on the consolidated balance sheets.

(2)	Included in other liabilities on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2018, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
2019	$29,267	$1,143	$(4,324)
2020	21,067	813	(3,415)
2021	15,442	735	(2,645)
2022	10,389	650	(1,707)
2023	7,087	491	(1,238)
Thereafter	10,670	464	(1,765)
Total	$93,922	$4,296	$(15,094)

Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases and from future tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
2019	$175,852
2020	154,892
2021	132,190
2022	97,369
2023	72,016
Thereafter	120,814
Total	$753,133
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$6,018	$7,815	$9,571
Above-market lease amortization	(1,760)	(2,068)	(2,438)
Below-market lease amortization	5,664	6,371	5,503
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$72,701	$64,985	$49,915
Intangible lease asset amortization	39,241	46,664	46,714

Real Property Impairment
For the year ended December 31, 2016, the Company recorded approximately $2.7 million of non-cash impairment charges related to four wholly-owned properties that it acquired as part of a portfolio purchase in the Atlanta market. Due to a change in management’s estimate of the intended hold period of these properties, the Company reevaluated the fair value of the properties and determined that the net book value of the properties exceeded the estimated future undiscounted cash flows and the estimated liquidation value less costs to sell the properties, resulting in the impairment. The Company determined that its impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See “Note 2” for further discussion of the fair value hierarchy. There were no impairment charges recorded for the years ended December 31, 2018 and 2017.
6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS
The Company has entered into joint venture partnerships with third-party investors for purposes of investing in industrial properties located in certain major U.S. distribution markets. The Company reports its investments in the Build-To-Core Industrial Partnership I LP (the “BTC I Partnership”) and the Build-To-Core Industrial Partnership II LP (the “BTC II Partnership”) under the equity method on its consolidated balance sheets due to the fact that the Company maintains significant influence in each partnership. The following table summarizes the Company’s investment in the unconsolidated joint venture partnerships:

	As of				Investment in Unconsolidated Joint Venture Partnerships as of
	December 31, 2018		December 31, 2017
($ in thousands)	Ownership Percentage	Number of Buildings	Ownership Percentage	Number of Buildings	December 31, 2018	December 31, 2017
BTC I Partnership	20.0%	36	20.0%	33	$97,128	$97,359
BTC II Partnership	8.0%	13	13.0%	10	16,741	9,272
Total joint venture partnerships		49		43	$113,869	$106,631
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

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	December 31, 2018	December 31, 2017	Maturity Date	December 31, 2018	December 31, 2017
Line of credit (1)	3.38%	2.81%	January 2020	$324,000	$275,000
Term loan (2)	2.65	2.65	January 2021	350,000	350,000
Term loan (3)	4.05	3.46	May 2022	150,000	150,000
Fixed-rate mortgage notes (4)	3.36	3.36	July 2020 - December 2025	721,526	722,880
Total principal amount / weighted-average (5)	3.27%	3.10%		$1,545,526	$1,497,880
Less unamortized debt issuance costs				$(6,702)	$(8,735)
Total debt, net				$1,538,824	$1,489,145

Gross book value of properties encumbered by debt				$1,147,963	$1,153,150

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this line of credit. As of December 31, 2018, the unused and available portions under the line of credit were both $175.5 million. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

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

(3)
As of December 31, 2017, the effective interest rate was calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. On June 20, 2018, the Company amended the terms of this term loan agreement. As of December 31, 2018, the effective interest rate is calculated based on either: (i) LIBOR multiplied by a statutory reserve rate, plus a margin ranging from 1.30% to 2.15%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.15%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate. This term loan is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

(4)
Interest rates range from 2.94% to 3.65%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $95.6 million and $97.0 million as of December 31, 2018 and December 31, 2017, respectively. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(5)	The weighted-average remaining term of the Company’s consolidated debt was approximately 3.5 years as of December 31, 2018, excluding any extension options on the line of credit.

As of December 31, 2018, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
2019	$—	$—	$2,191	$2,191
2020	324,000	—	15,259	339,259
2021	—	350,000	6,047	356,047
2022	—	150,000	83,579	233,579
2023	—	—	190,472	190,472
Thereafter	—	—	423,978	423,978
Total principal payments	$324,000	$500,000	$721,526	$1,545,526

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
Debt Covenants
The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with its debt covenants as of December 31, 2018.
Derivative Instruments
To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. As of December 31, 2018, the Company had 11 outstanding interest rate swap agreements, which were associated with $595.6 million of debt, that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.
The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2018, 2017 and 2016, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s consolidated balance sheets:

			Fair Value as of
	Notional Amount	Balance Sheet Location	December 31, 2018	December 31, 2017
(in thousands)
Interest rate swaps	$595,626	Other assets	$16,438	$16,872

The following table presents the effect of the Company’s cash flow hedges on the Company’s consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Interest rate swaps:
Income recognized in AOCI (effective portion)	$5,165	$3,452	$12,217
(Income) loss reclassified from AOCI into income (effective portion)	(5,599)	(671)	1,874
Net other comprehensive (loss) income	$(434)	$2,781	$14,091
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
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2018
Assets
Derivative instruments	$—	$16,438	$—	$16,438
Total assets measured at fair value	$—	$16,438	$—	$16,438
December 31, 2017
Assets
Derivative instruments	$—	$16,872	$—	$16,872
Total assets measured at fair value	$—	$16,872	$—	$16,872
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

Nonrecurring Fair Value of Financial Measurements
As of December 31, 2018 and 2017, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2018		As of December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Line of credit	$324,000	$324,000	$275,000	$275,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	721,526	698,603	722,880	708,615
9. INCOME TAXES
The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2018, 2017 and 2016. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination by the taxing authority is 2014.

Distributions
Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. Under the new tax laws effective January 1, 2018, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. This eligibility for a 20% deduction will expire as of 2025. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The following table summarizes the information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31,
(unaudited)	2018	2017	2016
Ordinary income	33.53%	33.05%	29.13%
Non-taxable return of capital	60.55	52.10	70.87
Long-term capital gain	5.92	14.85	—
Total distribution	100.00%	100.00%	100.00%
10. STOCKHOLDERS’ EQUITY
Public Offering
On July 24, 2013, the Company commenced an initial public offering of up to $2.0 billion in shares of its common stock at $10.00 per share, including up to $1.5 billion in shares of common stock and up to $500.0 million in shares offered under the Company’s distribution reinvestment plan. On June 30, 2017, the Company terminated the primary portion of the public offering. The Company is continuing to offer and sell shares of its common stock pursuant to its distribution reinvestment plan, which it may terminate at any time. The Company has registered $311.9 million in shares of its common stock to be sold pursuant to its distribution reinvestment plan and is offering the shares at a price equal to the net asset value (“NAV”) per share most recently disclosed by the Company, which is $12.33 as of November 30, 2018. As of December 31, 2018, $251.5 million in shares remained available for sale pursuant to the Company’s distribution reinvestment plan.

Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class A	Class T	Total
(in thousands)	Shares	Shares	Shares
Balance as of December 31, 2015	84,595	18,390	102,985
Issuance of common stock:
Primary shares	12,797	38,900	51,697
DRIP shares	2,469	782	3,251
Stock grants	118	—	118
Redemptions	(587)	(40)	(627)
Forfeitures	(18)	—	(18)
Balance as of December 31, 2016	99,374	58,032	157,406
Issuance of common stock:
Primary shares	3,696	10,468	14,164
DRIP	2,910	1,794	4,704
Stock grants	151	—	151
Redemptions	(1,537)	(369)	(1,906)
Forfeitures	(5)	—	(5)
Balance as of December 31, 2017	104,589	69,925	174,514
Issuance of common stock:
DRIP	2,601	1,736	4,337
Stock grants	180	—	180
Redemptions	(1,678)	(381)	(2,059)
Forfeitures	(18)	—	(18)
Balance as of December 31, 2018	105,674	71,280	176,954

Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2018
December 31	$0.14250	$11,445	$11,851	$1,900	$25,196
September 30	0.14250	11,350	11,897	1,880	25,127
June 30	0.14250	11,262	11,980	1,864	25,106
March 31	0.14250	11,092	12,086	1,845	25,023
Total	$0.57000	$45,149	$47,814	$7,489	$100,452
2017
December 31	$0.14250	$10,923	$12,222	$1,781	$24,926
September 30	0.14250	10,820	12,242	1,764	24,826
June 30	0.14250	10,349	11,868	1,630	23,847
March 31	0.14250	9,902	11,447	1,495	22,844
Total	$0.57000	$41,994	$47,779	$6,670	$96,443
2016
December 31	$0.13515	$8,840	$10,271	$1,286	$20,397
September 30	0.13515	8,147	9,638	1,069	18,854
June 30	0.13515	7,534	9,042	876	17,452
March 31	0.13515	6,788	8,040	622	15,450
Total	$0.54060	$31,309	$36,991	$3,853	$72,153

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share and per Class T share of common stock. The quarterly distribution on Class T shares of common stock is reduced by the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis).

(2)
Distribution fees are paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares issued in the primary portion of the public offering only. Refer to “Note 12” for further detail regarding distribution fees.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Number of eligible shares redeemed	2,862	1,906	605
Aggregate amount of shares redeemed	$28,097	$18,345	$5,887
Average redemption price per share	$9.82	$9.62	$9.73
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
In addition, the Special Units will be redeemed by the Operating Partnership, upon the earliest to occur of the following events: a “Liquidity Event” (as defined below); or the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement, as defined in “Note 12,” between the Advisor, the Company, and the Operating Partnership.
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

12. RELATED PARTY TRANSACTIONS
The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the amended and restated advisory agreement, dated August 12, 2018, by and among the Company, the Operating Partnership, and the Advisor, (the “Advisory Agreement”). The current term of the Advisory Agreement ends August 12, 2019, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the Company’s public offering. The Sponsor, which owns the Advisor, is presently directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their respective affiliates, and the Sponsor and the Advisor are jointly controlled by the estate of Mr. Blumberg and Messrs. Mulvihill and Zucker and/or their respective affiliates. The Dealer Manager is presently directly or indirectly majority owned, controlled and/or managed by the estate of Mr. Blumberg, Messrs Mulvihill and/or Mr. Zucker and/or their affiliates. Zucker is the Chairman of our board of directors. The Advisor and the Dealer Manager receive compensation from the Company in the form of fees and expense reimbursements for certain services relating to the Company’s public offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:
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
Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to Class T shares issued in the primary portion of the public offering only. All or a portion of the distribution fees are typically reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares issued in the primary portion of the public offering only, in an amount equal to 1.0% per annum of the estimated per share value of Class T shares. In the event an estimated per share value changes, the distribution fee will change immediately with respect to all outstanding Class T shares issued in the primary portion of the public offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share was issued.
All shares of a particular class will receive the same quarterly per share distribution, including shares issued pursuant to the Company’s distribution reinvestment plan. The quarterly distributions paid with respect to all outstanding Class T shares will be reduced by the monthly distribution fees calculated with respect to Class T shares issued in the primary offering. The Company does not pay distribution fees with respect to the sale of shares issued pursuant to the Company’s distribution reinvestment plan or shares issued as stock dividends, although the amount of distribution fees payable with respect to Class T shares sold in its primary offering will be allocated among all Class T shares, including shares issued pursuant to the Company’s distribution reinvestment plan and those issued as stock dividends, if any. The Company will cease paying distribution fees with respect to all Class T shares on the earliest to occur of the following: (i) a listing of shares of the Company’s common stock on a national securities exchange; (ii) such Class T shares no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A shares and Class T shares would be in excess of 10.0% of the gross proceeds of the primary portion of the public offering; or (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that total underwriting compensation, including dealer manager fees, sales commissions, and distribution fees with respect to the Class T shares held by a stockholder within his or her particular account, would be in excess of 10.0% of the total gross investment amount at the time of purchase of the primary Class T shares held in such account.

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value-add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real property held in joint venture partnerships or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint venture partnerships or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services. With respect to an acquisition of an interest in a real estate-related entity, the acquisition fee will equal: (i) 2.0% of the Company’s proportionate share of the purchase price of the property owned by any real estate-related entity in which the Company acquires a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP; and (ii) 2.0% of the purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment.
Asset Management Fees. Asset management fees consist of: (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint venture partnerships, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.5% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement. The term “disposition” shall include: (i) a sale of one or more assets; (ii) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership; (iii) a sale, merger, or other transaction in which the stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iv) a listing of the Company’s common stock on a national securities exchange or the receipt by the Company’s stockholders of securities that are listed on a national securities exchange in exchange for the Company’s common stock.
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
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of
				December 31, 2018	December 31, 2017
(in thousands)	2018	2017	2016
Expensed:
Acquisition fees (1)	$—	$—	$24,489	$—	$—
Asset management fees (2)	23,964	22,470	17,775	69	54
Asset management fees related to dispositions (3)	1,435	496	2,867	—	—
Other expense reimbursements (4)	5,055	4,301	3,445	510	605
Total	$30,454	$27,267	$48,576	$579	$659
Capitalized:
Acquisition fees (1)	$845	6,148	—	$62	132
Development acquisition fees (5)	1,281	778	236	61	98
Total	$2,126	$6,926	$236	$123	$230
Additional Paid-In Capital:
Sales commissions	$—	$4,491	$16,321	$—	$—
Dealer manager fees	—	3,026	10,981	—	—
Offering costs	568	4,415	8,802	70	116
Distribution fees - current (6)	—	5,790	3,853	657	613
Distribution fees - trailing (6)	7,489	—	26,952	18,492	26,071
Total	$8,057	$17,722	$66,909	$19,219	$26,800

(1)
Pursuant to new guidance effective January 1, 2017, acquisition-related costs are no longer expensed, but are capitalized as incurred, as the properties we acquire are considered assets rather than businesses under the new standard. Amounts also include the Company’s proportionate share of acquisition fees relating to the joint venture partnerships, which is included in investment in unconsolidated joint venture partnerships on the Company’s consolidated balance sheets.

(2)	Includes asset management fees other than asset management fees related to dispositions.

(3)
Asset management fees that relate to the Company’s proportionate share of the disposition fee associated with the dispositions of joint venture partnership properties are included in asset management fees on the Company’s consolidated statement of operations. Asset management fees that relate to the disposition fee associated with dispositions of wholly-owned properties are netted against the respective gain from dispositions and are included in the related net gain amount on the Company’s consolidated statements of operations.

(4)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement, and is included in general and administrative expenses on the Company’s consolidated statements of operations. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to activities for which the Advisor does not otherwise receive a separate fee. A portion of compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its consolidated statements of operations. The Company reimbursed the Advisor approximately $4.0 million, $4.0 million and $3.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to these compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(5)
Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s consolidated balance sheets. Amounts also include the Company’s proportionate share of development acquisition fees relating to the joint venture partnerships, which is included in investment in unconsolidated joint venture partnerships on the Company’s consolidated balance sheets.

(6)
The distribution fees accrue daily and are payable monthly in arrears. The monthly amount of distribution fees payable is included in distributions payable on the consolidated balance sheets. Additionally, the Company accrues for estimated trailing amounts payable based on the shares outstanding as of the balance sheet date, which are included in distribution fees payable to affiliates on the consolidated balance sheets. All or a portion of the distribution fees are reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares.

Joint Venture Partnerships. Each of the BTC I Partnership and the BTC II Partnership (described in “Note 6”) pay fees to a wholly-owned subsidiary of the Advisor that is a special limited partner in the respective joint venture partnership for providing advisory services to the respective joint venture partnership. These advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. In addition, the partnership agreements for the joint venture partnerships contain procedures for making distributions to the parties, including incentive distributions to the special limited partner (which is a subsidiary of the Advisor), which are subject to certain return thresholds being achieved. The obligations of the subsidiaries of the Advisor to provide advisory services to the respective joint venture partnerships will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for “cause,” the respective subsidiaries of the Advisor will have the option, in their sole discretion, to seek to become the administrative general partner of the respective joint venture partnership; subject to certain conditions. If the subsidiary of the Advisor is made the administrative general partner, then the subsidiary will continue to provide the advisory services and receive the same fees as those to which it was entitled prior to becoming the administrative general partner, but the subsidiary will not control or manage the respective joint venture partnership.
As a result of the payment of the fees to the respective subsidiaries of the Advisor by the respective joint venture partnerships, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the subsidiaries, and (ii) the percentage interest of the respective joint venture partnership owned by the Company or any entity in which the Company owns an interest. Accordingly, with respect to each joint venture partnership, the aggregate of all fees paid to the respective subsidiary of the Advisor will not, with respect to the interests in the joint venture partnership held by the Company or any entity in which the Company owns an interest, exceed the aggregate amounts otherwise payable to the Advisor pursuant to the Advisory Agreement.
For the years ended December 31, 2018, 2017, and 2016, the joint venture partnerships incurred in aggregate approximately $7.5 million, $5.8 million, and $3.6 million, respectively, in acquisition and asset management fees which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements. As of December 31, 2018 and 2017, the Company had amounts due from the joint venture partnerships of approximately $0.2 million and $0.8 million, respectively, which were recorded in due to affiliates on the consolidated balance sheets.

Expense Support Agreement
In October 2013, the Company entered into an Expense Support and Conditional Reimbursement Agreement (as amended, the “Expense Support Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Expense Support Agreement, the Advisor agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement if Company-defined funds from operations (“CDFFO” or “Company-defined FFO”), as disclosed in the Company’s quarterly and annual reports, for a particular quarter was less than the aggregate distributions that would have been declared for such quarter assuming daily distributions at a specified quarterly rate per share of common stock (the “Baseline Distributions”). Baseline Distributions were equal to: $0.11250 per share from January 1 through June 30, 2014; $0.11875 per share from July 1 through September 30, 2014; and $0.1250 per share from October 1, 2014 through June 30, 2015. In addition, pursuant to the Expense Support Agreement that was in effect through June 30, 2015, prior to the amendment and restatement of the agreement as described below, the Advisor, in its sole discretion, could elect to fund certain expenses of the Company and the Operating Partnership as expense support payments. Subject to certain conditions and limitations, the Advisor was entitled to reimbursement from the Company for any asset management fees that were deferred and any expense support payments that it made pursuant to the agreement that was in effect through June 30, 2015.
The Expense Support Agreement was amended and restated on August 14, 2015, effective from July 1, 2015 through June 30, 2018. Pursuant to the amended and restated Expense Support Agreement, for the period from July 1, 2015 through June 30, 2018, Baseline Distributions means the aggregate distributions that are declared on the Company’s common stock in accordance with the quarterly distribution rate for such quarter; provided that for purposes of calculating the amount of payment by the Advisor pursuant to the agreement, such amount would not exceed the amount that would have been declared on shares of the Company’s common stock assuming a quarterly distribution rate of $0.13515 per share (which is the rate that the Company’s board of directors authorized for the fourth quarter of 2015 and each quarter of 2016 with respect to the Company’s Class A shares and the Company’s Class T shares (less the annual distribution fees that are payable monthly with respect to such Class T shares, as calculated on a daily basis)). Starting with any asset management fees waived pursuant to the agreement on or after July 1, 2015, the Advisor was not entitled to reimbursement from the Company.
In addition, from July 1, 2015 through the expiration of the agreement on June 30, 2018, if, in a given calendar quarter, the Company’s CDFFO was less than the Baseline Distributions for such quarter, and the waived asset management fee was not sufficient to satisfy the shortfall for such quarter (a “Deficiency”), the Advisor was required to fund certain expenses of the Company or the Operating Partnership in an amount equal to such Deficiency. Starting with any such payments made by the Advisor on or after July 1, 2015 to cover a Deficiency, the Advisor was not entitled to reimbursement from the Company. The Expense Support Agreement, as amended, governs all waivers and payments made by the Advisor from July 1, 2015 through the second quarter of 2018. The Advisor was entitled to reimbursement of amounts owed to it by the Company prior to July 1, 2015 pursuant to the prior versions of the agreement in accordance with the terms thereof.
As of December 31, 2018, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $7.4 million. Of this amount, the Company has fully reimbursed the $5.4 million that was potentially reimbursable to the Advisor, and there are no additional amounts reimbursable to the Advisor under the Expense Support Agreement. The Expense Support Agreement had an effective term through June 30, 2018.
The table below provides information regarding the fees deferred or waived or expenses supported by the Advisor pursuant to the Expense Support Agreement, as well as any amounts reimbursed to the Advisor by the Company:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Asset management fees waived	$—	$—	$267
Reimbursement of previously deferred amounts	—	—	(5,378)
Total expense repayment to Advisor	$—	$—	$(5,111)
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
13. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Interest paid, net of capitalized interest	$48,160	$39,354	$25,235
Mortgage notes assumed on real estate acquisitions	—	—	11,400
Distributions payable	23,953	23,757	19,609
Redemptions payable	7,936	4,729	2,495
Distribution fees payable to affiliates	18,492	26,071	26,952
Distributions reinvested in common stock	48,185	45,828	32,163
Non-cash capital expenditures	451	2,556	3,739
Restricted Cash
Restricted cash consists of cash held in escrow in connection with certain financing requirements and tenant improvements. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Beginning of period:
Cash and cash equivalents	$5,397	$8,358	$7,429
Restricted cash	65	80	3,580
Cash, cash equivalents and restricted cash	$5,462	$8,438	$11,009
End of period:
Cash and cash equivalents	$5,698	$5,397	$8,358
Restricted cash	65	65	80
Cash, cash equivalents and restricted cash	$5,763	$5,462	$8,438
14. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.
Environmental Matters
A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2018.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2018
Total revenues	$58,894	$59,956	$60,664	$61,785
Total operating expenses	$(52,695)	$(52,251)	$(52,228)	$(52,847)
Total other expenses	$(10,629)	$(12,156)	$(10,005)	$(5,325)
Net (loss) income	$(4,430)	$(4,451)	$(1,569)	$3,613
Net (loss) income attributable to common stockholders	$(4,430)	$(4,451)	$(1,569)	$3,613
Net (loss) income per common share - basic and diluted (1)	$(0.03)	$(0.03)	$(0.01)	$0.02
Weighted-average shares outstanding	175,565	176,183	176,456	176,912
2017
Total revenues	$54,572	$55,110	$56,686	$56,990
Total operating expenses	$(49,669)	$(49,135)	$(51,738)	$(50,821)
Total other expenses	$(9,972)	$(9,896)	$(10,477)	$(9,882)
Net loss	$(5,069)	$(3,921)	$(5,529)	$(3,713)
Net loss attributable to common stockholders	$(5,085)	$(3,936)	$(5,545)	$(3,751)
Net loss per common share - basic and diluted (1)	$(0.03)	$(0.02)	$(0.03)	$(0.02)
Weighted-average shares outstanding	160,296	167,341	174,300	174,926

(1)
Quarterly net (loss) income per common share amounts do not total the annual net loss per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net (loss) income per share calculation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements—The following financial statements are included:
The Company’s consolidated financial statements are included under Item 8 of this report.
Separate financial statements and the notes accompanying the financial statements for Build-to-Core Industrial Partnership I LP, a significant subsidiary of the Company, are included below.
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

10.12
Amendment No. 2 to the Selected Dealer Agreement, dated as of August 28, 2015, by and among Industrial Property Trust Inc., Industrial Property Advisors LLC, Black Creek Capital Markets, LLC (formerly known as Dividend Capital Securities LLC) and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2015.

10.13
Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and John S. Hagestad as of September 2, 2015. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.14
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

10.15
Amendment No. 3 to the Selected Dealer Agreement, dated as of April 11, 2016, by and among Industrial Property Trust Inc., Industrial Property Advisors LLC, Black Creek Capital Markets, LLC (formerly known as Dividend Capital Securities LLC) and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

EXHIBIT NUMBER	DESCRIPTION
10.16
Amended and Restated Advisory Agreement (2018), dated August 12, 2018, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018.

10.17
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

10.18
Second Amended and Restated Agreement by and among IPT BTC I GP LLC, Industrial Property Advisors Sub I LLC, and Industrial Property Advisors LLC, dated as of September 15, 2016. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.19
Letter Agreement Regarding Drag-Along Rights, dated as of September 15, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC and Industrial Property Advisors Sub I LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.20
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

10.21
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

10.22
Fourth Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated December 30, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, Industrial Property Advisors Sub I LLC, bcIMC (WCBAF) Realpool Global Investment Corporation, bcIMC (College) US Realty Inc., bcIMC (Municipal) US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., and bcIMC (Hydro) US Realty Inc. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC on March 9, 2018.

10.23
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

10.24
Agreement, dated as of May 19, 2017, by and among IPT BTC II GP LLC and Industrial Property Advisors Sub III LLC. Incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.

10.25
Third Amendment to Third Amended and Restated Credit Agreement, dated October 31, 2017, by and among Industrial Property Operating Partnership LP; several banks, financial institutions and other entities referred to in the signature pages to the agreement; and JPMorgan Chase Bank, N.A.. Incorporated by reference to Exhibit 10.29 to the Annual Report Form 10-K filed with the SEC on March 9, 2018.

10.26
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

10.27
Second Amendment to Term Loan Credit Agreement, dated June 20, 2018, by and among Industrial Property Operating Partnership LP; the several banks, financial institutions and other entities referred to in the signature pages thereto; and Regions Bank. Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018

21.1*	List of Subsidiaries of Industrial Property Trust Inc.

EXHIBIT NUMBER	DESCRIPTION

23.1*	Consent of KPMG LLP

23.2*	Consent of KPMG LLP regarding the Consolidated Financial Statements of Build-To-Core Industrial Partnership I LP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated Financial Statements of Build-To-Core Industrial Partnership I LP as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016.

101
The following materials from Industrial Property Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 6, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

INDUSTRIAL PROPERTY TRUST INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2018 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties:
West Valley Distribution Center in Kent, WA	1	$—	$3,051	$4,801	$7,852	$561	$3,051	$5,362	$8,413	$(1,831)	1/15/2014	1-20
Century Distribution Center in Houston, TX	1	(1)	2,854	8,658	11,512	—	2,854	8,658	11,512	(1,365)	3/17/2014	1-40
Oakesdale Commerce Center in Renton, WA	1	—	1,483	2,518	4,001	95	1,483	2,613	4,096	(592)	3/28/2014	1-40
Medley Distribution Center in Medley, FL	1	—	1,090	2,970	4,060	(263)	1,090	2,707	3,797	(317)	5/9/2014	1-40
Rialto Distribution Center in Rialto, CA	1	(1)	6,575	13,375	19,950	73	6,575	13,448	20,023	(2,299)	6/6/2014	1-40
Palm Beach Commerce Center in Boca Raton, FL	1	—	1,425	5,775	7,200	78	1,425	5,853	7,278	(1,547)	6/20/2014	1-20
Windham Industrial Center in Romeoville, IL	1	(1)	2,808	8,092	10,900	478	2,808	8,570	11,378	(1,560)	6/30/2014	1-30
Corridor Industrial Center in Savage, MD	1	—	4,247	5,634	9,881	157	4,247	5,791	10,038	(1,620)	9/16/2014	1-20
O’Hare Distribution Center in Elmhurst, IL	1	(1)	11,140	15,810	26,950	130	11,140	15,940	27,080	(3,902)	9/17/2014	1-40
Lehigh Valley Commerce Center in Kutztown, PA	1	—	1,545	4,456	6,001	(1)	1,545	4,455	6,000	(1,006)	9/25/2014	1-30
Corridor Industrial Center II in Savage, MD	3	—	11,500	15,297	26,797	298	11,500	15,595	27,095	(3,958)	9/29/2014	1-20
Bolingbrook Industrial Center in Bolingbrook, IL	1	—	1,124	2,963	4,087	237	1,124	3,200	4,324	(1,221)	9/30/2014	1-20
Normal Junction Commerce Center in Tempe, AZ	2	—	2,780	9,673	12,453	69	2,780	9,742	12,522	(2,385)	10/21/2014	1-20
Mechanicsburg Distribution Center in Mechanicsburg, PA	1	—	1,931	6,444	8,375	647	1,931	7,091	9,022	(1,994)	10/23/2014	1-20
West Valley Distribution Center II in Kent, WA	2	—	1,885	4,002	5,887	622	1,885	4,624	6,509	(1,159)	10/24/2014	1-20
CentrePort Distribution Center in Fort Worth, TX	1	(1)	2,795	13,898	16,693	(724)	2,795	13,174	15,969	(2,898)	10/31/2014	1-20
Tacoma Commerce Center in Tacoma, WA	1	—	1,808	1,542	3,350	95	1,808	1,637	3,445	(555)	10/31/2014	1-20
Richmond Distribution Center in Richmond, CA	1	—	8,185	10,165	18,350	2,780	8,185	12,945	21,130	(2,732)	10/31/2014	1-20
Auburn Industrial Center in Auburn, WA	1	—	2,576	5,274	7,850	(215)	2,576	5,059	7,635	(813)	11/12/2014	1-30
Dorsey Run Distribution Center in Elkridge, MD	1	—	3,123	3,962	7,085	306	3,123	4,268	7,391	(970)	12/9/2014	1-30
Portland Industrial Center in Portland, OR	10	—	18,422	38,814	57,236	16,096	18,422	54,910	73,332	(11,978)	12/18/2014, 4/18/2016	1-20
Newark Distribution Center in Newark, NJ	1	—	8,523	11,389	19,912	1,153	8,523	12,542	21,065	(3,057)	1/6/2015	1-20
Totowa Commerce Center in Totowa, NJ	1	—	10,715	15,535	26,250	67	10,715	15,602	26,317	(3,942)	1/23/2015	1-20
8A Distribution Center in Monroe, NJ	1	—	7,949	15,525	23,474	1,088	7,949	16,613	24,562	(2,470)	2/2/2015	1-30
Bayport Distribution Center in Pasadena, TX	2	(1)	4,807	34,408	39,215	2,938	4,807	37,346	42,153	(5,056)	2/17/2015	1-40
Mesa Distribution Center in Mesa, AZ	1	—	1,559	4,941	6,500	—	1,559	4,941	6,500	(983)	3/4/2015	1-30
Iron Run Distribution Center II in Allentown, PA	1	—	2,857	6,566	9,423	(302)	2,857	6,264	9,121	(1,186)	4/17/2015	1-20
Hayward Industrial Center in Hayward, CA	1	—	1,214	1,841	3,055	197	1,214	2,038	3,252	(608)	4/27/2015	1-20
Drew Court Commerce Center in King of Prussia, PA	2	—	3,716	8,184	11,900	72	3,716	8,256	11,972	(1,557)	4/30/2015	1-20
8A Distribution Center II in Monroe, NJ	1	—	5,516	9,934	15,450	—	5,516	9,934	15,450	(2,033)	5/1/2015	1-20
Livermore Distribution Center in Livermore, CA	1	(1)	4,885	20,871	25,756	951	4,885	21,822	26,707	(3,543)	5/1/2015	1-30
Chastain Meadows Distribution Center in Kennesaw, GA	5	—	5,362	40,288	45,650	(102)	5,362	40,186	45,548	(6,591)	6/1/2015	1-40
Auburn Distribution Center in Auburn, WA	1	—	3,984	13,031	17,015	753	3,984	13,784	17,768	(2,825)	6/10/2015	1-20
North Atlanta Portfolio in Atlanta, GA	2	—	1,409	6,352	7,761	759	1,409	7,111	8,520	(1,070)	6/17/2015	1-30

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2018 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties:
Richmond Distribution Center II in Richmond, CA	1	—	4,160	9,000	13,160	3	4,160	9,003	13,163	(1,436)	6/22/2015	1-30
Carol Stream Distribution Center in Carol Stream, IL	1	—	7,136	14,264	21,400	78	7,136	14,342	21,478	(2,931)	7/20/2015	1-30
Houston Industrial Portfolio in Houston, TX	4	—	12,027	42,485	54,512	507	12,027	42,992	55,019	(6,527)	7/30/2015, 9/25/2015, 2/25/2016	1-40
Wilson Commerce Center in Nashville, TN	1	—	1,897	26,002	27,899	(912)	1,897	25,090	26,987	(2,532)	8/7/2015	1-40
North Kent Industrial Center in Kent, WA	2	—	4,065	6,281	10,346	39	4,065	6,320	10,385	(1,517)	8/7/2015	1-20
Long Beach Industrial Center in Long Beach, CA	2	—	4,306	4,594	8,900	80	4,306	4,674	8,980	(975)	8/12/2015	1-20
Kelley Point Distribution Center in Portland, OR	5	—	12,710	60,850	73,560	1,966	12,710	62,816	75,526	(10,985)	9/9/2015	1-40
Aurora Distribution Center in Aurora, IL	1	—	4,007	16,993	21,000	855	4,007	17,848	21,855	(2,656)	9/21/2015	1-30
Junction Industrial Center in Annapolis Junction, MD	1	—	1,934	3,066	5,000	13	1,934	3,079	5,013	(718)	9/24/2015	1-20
Demarest Distribution Center in Wayne, NJ	1	—	3,831	5,110	8,941	—	3,831	5,110	8,941	(805)	10/7/2015	1-30
Salt Lake City Distribution Center in Salt Lake City, UT	1	—	3,514	13,261	16,775	6,899	3,514	20,160	23,674	(2,448)	10/23/2015	1-30
Auburn Distribution Center II in Auburn, WA	1	—	6,159	4,941	11,100	84	6,159	5,025	11,184	(692)	11/2/2015	1-30
York Distribution Center in York, PA	1	—	4,378	12,022	16,400	169	4,378	12,191	16,569	(2,655)	11/10/2015	1-20
Etiwanda Industrial Center in Ontario, CA	3	—	8,916	8,257	17,173	290	8,916	8,547	17,463	(1,839)	11/13/2015	1-20
Cincinnati Industrial Center in Cincinnati, OH	4	—	3,595	30,857	34,452	(14)	3,595	30,843	34,438	(4,787)	11/23/2015	1-30
Belt Line Distribution Center in Carrollton, TX	1	—	1,530	8,070	9,600	422	1,530	8,492	10,022	(1,299)	12/1/2015	1-30
Mid Counties Distribution Center in Santa Fe Springs, CA	1	—	8,418	9,783	18,201	(1)	8,418	9,782	18,200	(1,474)	12/1/2015	1-30
Airwest Distribution Center I in Plainfield, IN	1	—	1,505	13,095	14,600	532	1,505	13,627	15,132	(2,151)	12/14/2015	1-40
Airwest Distribution Center II in Plainfield, IN	1	—	700	6,044	6,744	65	700	6,109	6,809	(543)	12/15/2015	1-40
Chicago Industrial Portfolio in Chicago, IL	5	—	16,711	52,889	69,600	92	16,711	52,981	69,692	(7,457)	12/17/2015	1-40
Atlanta Industrial Portfolio in Forest Park, GA	12	—	9,268	50,492	59,760	(402)	9,268	50,090	59,358	(7,423)	12/17/2015	1-30
Lehigh Valley Distribution Center in Bethlehem, PA	1	—	9,485	28,115	37,600	318	9,485	28,433	37,918	(5,284)	12/22/2015	1-30
Valencia Industrial Center in Valencia, CA	1	—	3,327	7,673	11,000	234	3,327	7,907	11,234	(1,004)	12/22/2015	1-30
Phoenix Industrial Portfolio in Phoenix, AZ	5	—	8,722	29,261	37,983	(1,409)	8,722	27,852	36,574	(3,792)	12/22/2015	1-40
Golden State Portfolio South LA in Chula Vista, CA	2	—	6,345	15,043	21,388	357	6,345	15,400	21,745	(3,137)	12/23/2015	1-20
Golden State Portfolio East Bay Area in Newark, CA	2	—	44,715	32,517	77,232	3,134	44,715	35,651	80,366	(9,112)	12/23/2015	1-20
Golden State Portfolio Central LA in Pico Rivera, CA	1	—	11,769	1,118	12,887	162	11,769	1,280	13,049	(394)	12/23/2015	1-20
Golden State Portfolio South Bay Area in San Jose, CA	7	—	32,138	22,007	54,145	(557)	32,138	21,450	53,588	(4,203)	12/23/2015, 1/12/2016	1-20
Northwest Industrial Center in Houston, TX	11	—	29,206	36,307	65,513	366	29,206	36,673	65,879	(6,438)	12/29/2015, 1/5/2016	1-40
Victory Industrial Portfolio in Houston, TX	1	—	2,572	11,401	13,973	—	2,572	11,401	13,973	(1,148)	1/13/2016	1-40
Victory Industrial Portfolio in Ft. Worth, TX	1	—	2,781	20,280	23,061	4	2,781	20,284	23,065	(1,915)	1/13/2016	1-40

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2018 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties:
Victory Industrial Portfolio in Louisville, KY	1	—	900	7,672	8,572	78	900	7,750	8,650	(893)	1/13/2016	1-40
GSW Distribution Center in Grand Prairie, TX	1	—	3,676	13,327	17,003	3,842	3,676	17,169	20,845	(1,543)	1/27/2016	1-40
National Distribution Portfolio in Stockton, CA	1	—	4,525	29,779	34,304	549	4,525	30,328	34,853	(5,980)	1/29/2016	1-20
National Distribution Portfolio in Greenwood, IN	1	—	2,362	22,197	24,559	4,340	2,362	26,537	28,899	(3,001)	1/29/2016	1-30
National Distribution Portfolio in Memphis, TN	5	—	3,806	51,831	55,637	1,496	3,806	53,327	57,133	(9,054)	1/29/2016	1-40
Horizon Distribution Center in King of Prussia, PA	1	—	3,166	6,384	9,550	—	3,166	6,384	9,550	(1,273)	2/12/2016	1-20
Stockton Industrial Center in Stockton, CA	2	—	882	4,086	4,968	518	882	4,604	5,486	(522)	2/26/2016, 3/23/2016	1-40
Baseline Industrial Center in Phoenix, AZ	1	—	2,983	11,017	14,000	19	2,983	11,036	14,019	(1,420)	3/1/2016	1-30
Lehigh Valley Distribution Center II in Kutztown, PA	1	—	7,093	20,800	27,893	2,636	7,093	23,436	30,529	(1,884)	3/7/2016	1-40
Lehigh Valley Business Center in Allentown, PA	4	—	4,179	8,206	12,385	218	4,179	8,424	12,603	(1,678)	3/24/2016	1-20
Kent Industrial Portfolio in Kent, WA	4	—	9,813	21,684	31,497	1,182	9,813	22,866	32,679	(3,972)	3/28/2016	1-20
O’Hare Industrial Center in Bensenville, IL	1	—	3,178	5,622	8,800	448	3,178	6,070	9,248	(1,219)	3/31/2016	1-30
Auburn 167 Industrial Center in Auburn, WA	3	—	6,934	15,056	21,990	551	6,934	15,607	22,541	(2,311)	4/14/2016	1-30
Trade Port Distribution Center III in Louisville, KY	1	—	1,210	8,490	9,700	(219)	1,210	8,271	9,481	(1,156)	4/26/2016	1-30
Upland Distribution Center in Aurora, CO	1	—	1,137	4,963	6,100	117	1,137	5,080	6,217	(854)	4/27/2016	1-20
Corona Industrial Center in Corona, CA	1	—	10,958	9,435	20,393	1,115	10,958	10,550	21,508	(1,476)	4/27/2016	1-40
Turnpike Industrial Center in Avenel, NJ	1	—	3,802	2,898	6,700	527	3,802	3,425	7,227	(670)	5/4/2016	1-20
National Distribution Portfolio II in Redlands, CA	1	—	15,951	20,439	36,390	(1,120)	15,951	19,319	35,270	(1,795)	5/19/2016	1-30
National Distribution Portfolio II in Kennesaw, GA	3	—	9,360	46,665	56,025	4,593	9,360	51,258	60,618	(6,538)	5/19/2016	1-30
National Distribution Portfolio II in Romeoville, IL	1	—	8,319	23,724	32,043	(787)	8,319	22,937	31,256	(2,582)	5/19/2016	1-30
National Distribution Portfolio II in Shepherdsville, KY	1	—	5,181	25,386	30,567	(501)	5,181	24,885	30,066	(2,482)	5/19/2016	1-30
National Distribution Portfolio II in Huntersville, NC	1	—	4,648	27,827	32,475	(326)	4,648	27,501	32,149	(3,569)	5/19/2016	1-30
Carlisle Distribution Center in Carlisle, PA	1	—	7,892	20,958	28,850	—	7,892	20,958	28,850	(3,194)	5/19/2016	1-30
Central Valley Portfolio in Tracy, CA	2	—	6,132	25,166	31,298	(196)	6,132	24,970	31,102	(3,942)	5/24/2016	1-30
Central Valley Portfolio in Stockton, CA	1	—	2,107	8,039	10,146	531	2,107	8,570	10,677	(1,587)	5/24/2016	1-20
Cheyenne Distribution Center in Las Vegas, NV	1	—	5,199	24,967	30,166	31	5,199	24,998	30,197	(2,446)	5/25/2016	1-40
Peoria Distribution Center in Denver, CO	1	—	3,825	17,425	21,250	446	3,825	17,871	21,696	(2,634)	6/15/2016	1-30
Trade Port Distribution Center II in Louisville, KY	2	—	5,170	47,130	52,300	96	5,170	47,226	52,396	(5,057)	6/17/2016	1-30
Northeast Distribution Portfolio in Robbinsville, NJ	1	—	6,309	15,491	21,800	69	6,309	15,560	21,869	(1,794)	6/20/2016	1-30
Pinnacle Distribution Center II in Romeoville, IL	1	—	8,150	25,450	33,600	159	8,150	25,609	33,759	(3,680)	6/22/2016	1-30
Marina Vista Business Center in Lewisville, TX	1	—	1,311	6,169	7,480	2,065	1,311	8,234	9,545	(561)	6/30/2016	1-40
Southwest Industrial Portfolio in Braselton, GA	1	—	2,601	26,574	29,175	170	2,601	26,744	29,345	(3,132)	7/11/2016	1-30
Southwest Industrial Portfolio in Memphis, TN	2	(1)	2,991	43,949	46,940	733	2,991	44,682	47,673	(6,392)	7/11/2016	1-40
Alessandro Distribution Center in Riverside, CA	1	—	16,457	30,916	47,373	2,400	16,457	33,316	49,773	(2,757)	7/20/2016	1-40
Lakeside Distribution Center in Flower Mound, TX	1	—	2,852	13,483	16,335	23	2,852	13,506	16,358	(1,293)	7/26/2016	1-40
East Union Distribution Center in East Rutherford, NJ	1	—	5,619	6,981	12,600	1,638	5,619	8,619	14,238	(744)	7/29/2016	1-20
Billings Industrial Portfolio in Renton, WA	1	—	2,777	6,799	9,576	136	2,777	6,935	9,712	(1,174)	8/5/2016	1-20

			Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2018 (3)			Accumulated Depreciation and Amortization (4)	Acquisition Date / Completion Date	Depreciable Life (Years)
($ in thousands)	# of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs		Land	Buildings and Improvements (2)	Total Costs (4)
Consolidated Industrial Properties:
Billings Industrial Portfolio in Portland, OR	1	—	1,870	8,604	10,474	(139)	1,870	8,465	10,335	(956)	8/5/2016	1-30
Marley Neck Distribution Center in Baltimore, MD	1	—	5,215	12,310	17,525	695	5,215	13,005	18,220	(1,866)	8/8/2016	1-20
Lakeside Corporate Center in Flower Mound, TX	4	—	6,955	37,145	44,100	746	6,955	37,891	44,846	(4,834)	8/16/2016	1-40
Pompano Industrial Center in Pompano Beach, FL	2	—	2,995	5,940	8,935	292	2,995	6,232	9,227	(826)	9/7/2016	1-20
South Bay Distribution Center in Rancho Dominguez, CA	1	—	2,448	2,702	5,150	(400)	2,448	2,302	4,750	(259)	9/8/2016	1-20
Corona Industrial Center II in Corona, CA	1	—	8,244	9,200	17,444	1,815	8,244	11,015	19,259	(450)	9/13/2016	1-40
Alvarado Commerce Center in San Leandro, CA	1	—	9,621	579	10,200	731	9,621	1,310	10,931	(487)	10/3/2016	1-20
South San Francisco Distribution Center in San Francisco, CA	1	—	5,198	2,818	8,016	875	5,198	3,693	8,891	(590)	10/18/2016	1-20
Rainier Park Distribution Center in Sumner, WA	1	—	1,883	3,517	5,400	45	1,883	3,562	5,445	(480)	10/27/2016	1-30
Park West Distribution Center in Hebron, KY	1	—	3,001	22,224	25,225	103	3,001	22,327	25,328	(2,916)	11/8/2016	1-30
World Park Distribution Center in Cincinnati, OH	1	—	943	7,924	8,867	35	943	7,959	8,902	(1,592)	11/22/2016	1-20
High Grove Distribution Center in Naperville, IL	1	—	2,552	11,245	13,797	(304)	2,552	10,941	13,493	(1,224)	11/22/2016	1-30
Exeter Portfolio in Glen Burnie, MD	1	—	4,832	7,589	12,421	41	4,832	7,630	12,462	(785)	11/22/2016	1-30
Exeter Portfolio in Hanover, MD	1	—	5,917	8,015	13,932	62	5,917	8,077	13,994	(1,024)	11/22/2016	1-40
South Bay Distribution Center II in Rancho Dominguez, CA	1	—	9,334	2,928	12,262	4,021	9,334	6,949	16,283	(244)	1/4/2017	1-20
Tempe Business Center in Tempe, AZ	1	—	3,009	6,766	9,775	15	3,009	6,781	9,790	(793)	1/5/2017	1-20
Corona Industrial Center III in Corona, CA	1	—	4,322	5,414	9,736	10	4,322	5,424	9,746	(432)	1/12/2017	1-40
Sycamore Industrial Center in Riverside, CA	3	—	4,556	11,765	16,321	945	4,556	12,710	17,266	(360)	1/13/2017	1-40
Oakesdale Commerce Center II in Renton, WA	1	—	2,234	4,599	6,833	33	2,234	4,632	6,866	(351)	2/8/2017	1-30
Airways Distribution Center in Aurora, CO	2	—	5,461	31,590	37,051	179	5,461	31,769	37,230	(3,290)	2/24/2017	1-30
Tuscany Industrial Center III in Austin, TX	1	—	1,928	4,985	6,913	57	1,928	5,042	6,970	(610)	3/23/2017	1-30
Lanham Distribution Center in Lanham, MD	1	—	4,106	9,448	13,554	741	4,106	10,189	14,295	(159)	5/11/2017	1-40
Trade Zone Industrial Center in Upper Marlboro, MD	1	—	945	2,908	3,853	26	945	2,934	3,879	(306)	5/15/2017	1-30
Addison Distribution Center in Addison, IL	1	—	8,030	15,777	23,807	110	8,030	15,887	23,917	(1,194)	6/14/2017	1-30
Rampart Industrial Center II in Houston, TX	1	—	2,184	7,842	10,026	25	2,184	7,867	10,051	(412)	6/29/2017	1-40
Airpark Industrial Center in Fullerton, CA	1	—	3,400	4,072	7,472	182	3,400	4,254	7,654	(365)	8/9/2017	1-20
Chandler Distribution Center in Chandler, AZ	1	—	2,155	8,379	10,534	487	2,155	8,866	11,021	(714)	8/21/2017	1-30
Salt Lake City Distribution Center II in Salt Lake City, UT	1	—	1,641	6,598	8,239	48	1,641	6,646	8,287	(580)	8/30/2017	1-30
360 Logistics Center in Grand Prairie, TX	3	—	13,926	51,618	65,544	7,829	13,926	59,447	73,373	(995)	9/22/2017	1-40
Riverport Distribution Center in Louisville, KY	1	—	2,595	7,903	10,498	2,050	2,595	9,953	12,548	(201)	9/29/2017	1-20
Columbia Park Distribution Center in Hyattsville, MD	3	—	17,063	28,334	45,397	1,294	17,063	29,628	46,691	(2,128)	11/1/2017	1-40
O’Hare Distribution Center II in Bensenville, IL	—	—	4,987	—	4,987	5,844	4,987	5,844	10,831	—	3/16/2018	—
Carteret Industrial Center in Carteret, NJ	1	—	6,505	5,060	11,565	110	6,505	5,170	11,675	(390)	3/30/2018	1-20
Airpark Industrial Center II in Fullerton, CA	1	—	7,655	4,851	12,506	198	7,655	5,049	12,704	(163)	7/19/2018	1-20
Tualatin Industrial Center in Sherwood, OR	1	$—	$2,005	$9,167	$11,172	$121	$2,005	$9,288	$11,293	$—	9/19/2018	1-30
Total	236	$—	$789,840	$2,051,867	$2,841,707	$98,966	$789,840	$2,150,833	$2,940,673	$(310,135)

(1)
These properties include mortgage notes that are included in our total outstanding property-level borrowings of approximately $721.5 million as of December 31, 2018. These borrowings are nonrecourse and are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties. They have maturity dates ranging from July 2020 to December 2025 and interest rates ranging from 2.94% to 3.65%. See “Note 7 to the Consolidated Financial Statements” for more detail.

(2)
Includes gross intangible lease assets of $208.2 million and gross intangible lease liabilities of $30.2 million. Acquisition-related expenses for certain possible future acquisitions are capitalized within buildings and improvements. As these amounts do not relate to properties currently owned, the amounts herein exclude these acquisition-related expenses in an amount of approximately $0.1 million.

(3)	As of December 31, 2018, the aggregate cost for federal income tax purposes of investments in property was $3.0 billion (unaudited).

(4)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2018	2017
Investment in real estate properties:
Balance at beginning of period	$2,910,949	$2,573,635
Acquisition of properties	40,230	298,259
Improvements	43,465	40,522
Disposition of properties	(18,834)	414
Retirement of fully depreciated assets	(33,956)	—
Other	(1,181)	(1,881)
Balance at end of period	$2,940,673	$2,910,949

Accumulated depreciation and amortization:
Balance at beginning of period	$(238,041)	$(126,235)
Additions charged to costs and expenses	(113,629)	(113,687)
Disposition of properties	1,987	—
Retirement of fully depreciated assets	37,917	—
Other	1,631	1,881
Balance at end of period	$(310,135)	$(238,041)

ITEM 16. SUMMARY OF FORM 10-K
See the “Table of Contents” for a summary of information included in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 6, 2019.

INDUSTRIAL PROPERTY TRUST INC.

By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dwight L. Merriman, Thomas G. McGonagle and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ EVAN H. ZUCKER	Chairman of the Board and Director	March 6, 2019
Evan H. Zucker

/s/ MARSHALL M. BURTON	Director	March 6, 2019
Marshall M. Burton

/s/ CHARLES B. DUKE	Director	March 6, 2019
Charles B. Duke

/s/ JOHN S. HAGESTAD	Director	March 6, 2019
John S. Hagestad

/s/ STANLEY A. MOORE	Director	March 6, 2019
Stanley A. Moore

/s/ DWIGHT L. MERRIMAN III	Managing Director, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2019
Dwight L. Merriman III

/s/ THOMAS G. MCGONAGLE	Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2019
Thomas G. McGonagle