Form 10-K/A
period 2018-12-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2019-04-10
CIK 1558441

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
As of April 8, 2019, there were 105,834,720 shares of the registrant’s Class A common stock and 71,784,517 shares of the registrant’s Class T common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

EXPLANATORY NOTE
Industrial Property Trust Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2019 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
As of the date of this report, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
Dwight L. Merriman III	58	Managing Director, Chief Executive Officer and Director
Evan H. Zucker	53	Chairman and Director
Marshall M. Burton	50	Independent Director
Charles B. Duke	61	Independent Director
John S. Hagestad	72	Independent Director
Stanley A. Moore	80	Independent Director
Thomas G. McGonagle	59	Managing Director, Chief Financial Officer
Joshua J. Widoff	48	Managing Director, Chief Legal Officer
Scott W. Recknor	51	Managing Director, Head of Asset Management
Dwight L. Merriman III has served as our Managing Director since May 2017, and as our Chief Executive Officer, member on our board of directors, and a member of the board of managers of the Industrial Property Advisors LLC (the "Advisor") since January 2013. Mr. Merriman also has served as the Managing Director of Black Creek Industrial REIT IV Inc. ("BCI IV") since April 2017, as Chief Executive Officer and member of the board of directors of BCI IV, and as a member of the board of managers of BCI IV Advisors LLC, the advisor to BCI IV (the "BCI IV Advisor") since November 2014. Mr. Merriman also has served as the Managing Director and Chief Executive Officer of Black Creek Diversified Property Fund Inc. ("DPF") since April 2017. Mr. Merriman also served as the Chief Executive Officer of Industrial Income Trust Inc. ("IIT") from March 2010 until November 2015 when IIT was sold, and has served as the Chief Executive Officer of Industrial Income Advisors LLC, the former advisor to IIT ("IIT Advisors"), since March 2010. Mr. Merriman also served as Chief Executive Officer and as a member of the board of trustees of DC Industrial Liquidating Trust from November 2015 to December 2017. Mr. Merriman has over 30 years of real estate investment and development experience. Prior to joining the Company, Mr. Merriman served from September 2007 through March 2010 as a Managing Director and the Chief Investment Officer of Stockbridge Capital Group LLC ("Stockbridge"), a real estate investment management company based in San Francisco, California, which had more than $3 billion in real estate under management. While with Stockbridge, Mr. Merriman served as a member of its investment and management committees, and was responsible for coordinating the investment activities of the company. From May 2000 to September 2007, Mr. Merriman was a Managing Director of RREEF Funds ("RREEF"), a real estate investment management company, in charge of RREEF's development and value-added investment opportunities in North America. While at RREEF, he served on the investment committee and was involved in approving approximately $5 billion in commercial real estate transactions, and he started CalSmart, a $1.2 billion value-added real estate investment fund with the California Public Employees' Retirement System. Prior to joining RREEF in 2000, Mr. Merriman served for approximately five years as a Managing Director at CarrAmerica Realty Corporation, where he was responsible for the company's acquisition, development and operations activities in Southern California and Utah. Prior to that, he spent 11 years with the Los Angeles development firm of Overton, Moore & Associates, where he was responsible for developing industrial and office property throughout Southern California. Mr. Merriman received a B.S. in Business Administration from the University of Southern California and an M.B.A. from the Anderson School at the University of California at Los Angeles. Mr. Merriman is a member of the Urban Land Institute.
We believe that Mr. Merriman's qualifications to serve on our board of directors include his extensive real estate investment and development experience, including specifically his experience serving in leadership positions and on the investment committees of significant real estate investment funds.
Evan H. Zucker has served as the Chairman of our board of directors and as a director since January 2013. Mr. Zucker also has served as the Chairman of the board of directors and as a director of BCI IV since November 2014. Mr. Zucker also served as the President of IIT from October 2009 until his election to the board of directors of IIT as Chairman in March 2010. He served as Chairman of IIT until November 2015 when IIT was sold. Mr. Zucker has served as a manager of the Advisor since January 2013; as a manager of the BCI IV Advisor since November 2014; a manager of IIT Advisors since October 2009; and a manager of the advisor to DPF, since April 2005. From its inception until October 2006, Mr. Zucker was the Chief Executive Officer, President, Secretary and a director of DCT Industrial Trust (NYSE: DCT), which listed on the NYSE in December 2006. Mr. Zucker is a principal of both Dividend Capital Group, LLC and Black Creek Group, LLC ("Black Creek Group"), a Denver based real estate investment firm which he co-founded in 1993. Mr. Zucker has been active in real estate acquisition, development and redevelopment activities since 1989 and, as of December 31, 2017 with affiliates, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real properties having combined value of approximately $18.9 billion. In 1993, Mr. Zucker co-founded American Real Estate Investment Corp., which subsequently became Keystone Property Trust (NYSE: KTR), an industrial, office and logistics REIT that was later acquired by ProLogis Trust (NYSE: PLD) in August 2004. Mr. Zucker served as the President and as a director of American Real Estate Investment Corp. from 1993 to 1997 and as a director of Keystone Property Trust from 1997 to 1999. Mr. Zucker graduated from Stanford University with a Bachelor's Degree in Economics.
We believe that Mr. Zucker's qualifications to serve on our board of directors are demonstrated by his proven business acumen, including his over 25 years of experience with Black Creek Group as a co-founder of the company, his position as a principal of Dividend Capital Group LLC, and his vast experience as a leader of an advisor to real estate investment companies, including DCT Industrial Trust, DPF and American Real Estate Investment Corp (which subsequently became Keystone Property Trust, NYSE: KTR).
Marshall M. Burton has served as an independent director on our board of directors since March 2013. Mr. Burton also has served as an independent director on the board of directors of BCI IV since August 2015 and of IIT from December 2009 until November 2015. Mr. Burton also served as an independent trustee on the board of trustees of DC Industrial Liquidating Trust from November 2015 to December 2017. Mr. Burton has more than 20 years of commercial real estate experience, including development, leasing, investment and management. In March 2014, Mr. Burton founded Confluent Holdings, L.L.C. to develop and invest in office, industrial and multi-family projects throughout the U.S. In April 2015, Mr. Burton expanded Confluent Holdings, L.L.C. and co-founded Confluent Development, L.L.C. in a merger with MVG, Inc., to form a diverse real estate investment and development platform with projects in various stages of development totaling $500 million. Mr. Burton is a board member and President of both MVG, Inc. and Confluent Development, L.L.C. From March 2011 to March 2014, Mr. Burton served as Senior Vice President and General Manager of Opus Development Company L.L.C., an affiliate of The Opus Group, a real estate developer ("Opus"), where he was responsible for managing operations and seeking new development opportunities in Denver, Colorado and in the western region of the U.S. Prior to joining Opus, Mr. Burton founded the Denver office of McWhinney, a real estate development company, in February 2010. As Senior Vice President of McWhinney, Mr. Burton oversaw operations for the commercial development team in the Denver metropolitan area and other strategic locations across the western U.S. Mr. Burton served as the Senior Vice President of Opus Northwest, L.L.C., a full-service real estate developer, from May 2009 through February 2010, and previously served as Vice President from October 2002 through September 2008 and in other capacities beginning in 1996. From September 2008 through June 2009, Mr. Burton served as Executive Vice President of Opus East, L.L.C., an interim position where he was charged with restructuring and winding down operations of Opus East, L.L.C. Opus East, L.L.C. and certain of its subsidiaries voluntarily filed for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2009. Prior to joining Opus in 1996, Mr. Burton was co-founder of Denver Capital Corporation, a multi-bank community lending organization. Mr. Burton is a licensed Colorado Real Estate Broker and is active in many civic and real estate associations, including serving as Treasurer and President-elect of the National Association of Industrial and Office Properties and as an executive committee member of the Urban Land Institute. Mr. Burton received his Bachelor of Science in Business Administration from the University of Denver.
We believe that Mr. Burton's qualifications to serve on our board of directors include his over 20 years of experience overseeing the development, leasing, investment and management of commercial real estate. This experience provides a valuable perspective on the commercial real estate industry.
Charles B. Duke has served as an independent director on our board of directors since March 2013. Mr. Duke has served as an independent director of the board of directors of DPF since January 2006 and of BCI IV since February 2016. Mr. Duke served as an independent director on the board of directors of IIT from December 2009 until November 2015 when IIT was sold. Mr. Duke is currently founder and Chief Executive Officer of To-Table Inc. ("To-Table"), a retailer of specialty gourmet foods. Prior to founding To-Table in November 2014, Mr. Duke was involved in the management of two ink jet cartridge remanufacturers and aftermarket suppliers. Mr. Duke served as Executive Vice President of IJR, Inc. in Phoenix, Arizona, from October 2012 to July 2014, and as the founder, President and Chief Executive Officer of Legacy Imaging, Inc. from 1996 through 2012. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president, and owner of Careyes Corporation, a private bank, registered investment advisor and a member of the Financial Industry Regulatory Authority ("FINRA") based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems, a global technology leader in the environmental monitoring industry based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment-banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved in primarily mergers and acquisitions, financing, and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor's Degree in Economics and English.
Our board of directors has determined that Mr. Duke is the audit committee financial expert. In that role, we believe that Mr. Duke brings a unique perspective to the audit committee, as he is the only audit committee member with investment banking experience. We believe Mr. Duke's qualifications to serve on our board of directors include his considerable business and financial experience, including specifically his experience as founder and president of a private bank and as Chief Financial Officer of a significant organization.
John S. Hagestad has served as an independent director on our board of directors of since September 2015. Mr. Hagestad also has served as an independent director of the board of directors of BCI IV since August 2015. Mr. Hagestad is Senior Managing Director and co-founder of SARES·REGIS Group, a vertically integrated real estate development services company focusing on both commercial and residential real estate. Mr. Hagestad has served in this role since 1993 and is responsible for overseeing all of SARES·REGIS Group's commercial activities which includes the development, investment and management divisions. Mr. Hagestad serves on SARES·REGIS Group's Executive Management Committee, which approves all property acquisitions and investment decisions and provides strategic planning for the future. During his career, Mr. Hagestad has been responsible for the acquisition and development of over 85 million square feet of commercial, office and industrial property totaling more than $6 billion in value. In 1972, he joined the Koll Company as a Vice President for project acquisition and development. Three years later he joined The Sammis Company as a founding partner responsible for all matters of finance and administration, with emphasis on lender and partner relationships. In 1990, Mr. Hagestad became President and Chief Executive Officer of the SARES Company (the successor to The Sammis Company), where he was instrumental in its merger with The Regis Group to create the SARES·REGIS Group in 1993. Mr. Hagestad is a Certified Public Accountant and holds a bachelor's degree in Business Administration and a master's degree in Finance from the University of Southern California. He is a past trustee of the Urban Land Institute, a member of the Marshall School of Business Board of Leaders at the University of Southern California, the UCI Center for Real Estate, The Fisher Center for Real Estate and Urban Economics at UC Berkeley and the Real Estate Roundtable. He is also on the Board of Trustees / Directors for the Cystinosis Research Foundation.
We believe that Mr. Hagestad's qualifications to serve on our board of directors include his over 40 years of involvement in overseeing the development, acquisition and management of commercial, office and industrial real estate, in addition to his valuable accounting background. This experience provides a valuable perspective on the various facets of the real estate industry.
Stanley A. Moore has served as an independent director on our board of directors since March 2013. Mr. Moore also has served as an independent director on the board of directors of BCI IV since August 2015 and served as an independent director on the board of directors of IIT from February 2011 until November 2015 when IIT was sold. Mr. Moore also has served as an independent trustee on the board of trustees of DC Industrial Liquidating Trust from November 2015 to December 2017. Mr. Moore is a co-founder and chairman and the former Chief Executive Officer of Overton Moore Properties ("OMP"), a leading commercial real estate development firm in Los Angeles County that develops, owns and manages office, industrial and mixed-use space. He served as Chief Executive Officer of OMP from 1975 until January 2010 and has served as a director since 1972. Since its founding, OMP has developed and/or invested in over 30 million square feet of commercial space in California. Mr. Moore served as a member of the board of directors of The Macerich Company (NYSE: MAC), a leading owner, operator and developer of major retail properties, from 1994 through May 2015. Mr. Moore is past President of the Southern California Chapter of the National Association of Industrial and Office Parks, and is currently a board member of the Economic Resources Corporation of South Central Los Angeles. His many awards and citations include the Humanitarian of the Year awarded to him by the National Conference of Christians and Jews.
We believe that Mr. Moore's qualifications to serve on our board of directors include his over 36 years of experience as a Chief Executive Officer of a leading commercial real estate development firm, his expertise in the areas of acquisitions, development and management of commercial real estate, and more specifically, industrial properties, his leadership experience with the National Association of Industrial and Office Parks, and his service on civic and private and public company boards.
Thomas G. McGonagle has served as our Managing Director since April 2017 and as our Chief Financial Officer since January 2013 and also served as our Treasurer from January 2013 to March 2014. Mr. McGonagle has served as a Managing Director of BCI IV since April 2017 and as Chief Financial Officer and Treasurer of BCI IV since November 2014. He also served as the Chief Financial Officer of DC Industrial Liquidating Trust from November 2015 to December 2017. Mr. McGonagle also served as the Chief Financial Officer of IIT from March 2014 until November 2015 when IIT was sold, and as the Chief Financial Officer and Treasurer of IIT from March 2010 to March 2014. Prior to joining IIT, Mr. McGonagle consulted for several different corporate clients, including as Chairman of the board of directors of Pinnacle Gas Resources, Inc., an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves (formerly listed on NASDAQ: PINN), from March 2009 until the sale of the company in January 2011. From March 2007 to December 2008, Mr. McGonagle was Senior Vice President-Corporate Development at MacDermid, Incorporated, a global, specialty chemical company (formerly listed on NYSE: MRD). Mr. McGonagle was responsible for the marketing and sale of two of MacDermid's nine global business units, and also was instrumental in the restructuring of a European manufacturing operation. Prior to joining MacDermid, from 2003 until 2006, Mr. McGonagle was Senior Vice President and Chief Financial Officer of Vistar Corporation, at the time a $3 billion food distribution company with 36 distribution and warehouse facilities located throughout the U.S. At Vistar, Mr. McGonagle was responsible for the finance department, including all accounting, reporting, tax, audit, banking and capital markets, and merger and acquisition activities. From 2001 to 2003, Mr. McGonagle was Managing Director and Co-Head of the U.S. Merchant Banking Group at Babcock & Brown LP in New York, which focused on advising on, and acquiring and developing, large-scale infrastructure assets and projects. Prior to joining Babcock & Brown, Mr. McGonagle was a Managing Director of the Financial Sponsors Group of Donaldson, Lufkin & Jenrette / Credit Suisse, which he joined in 1987. In this role, Mr. McGonagle was responsible for initiating and structuring numerous principal investment transactions, debt and equity securities offerings, and mergers and acquisitions across many different industries. From December 2006 until the sale of the company in July 2012, Mr. McGonagle was a director and chairman of the audit committee of Consolidated Container Company LLC, a private $750 million plastic packaging manufacturer with over 50 manufacturing facilities located throughout the U.S. Mr. McGonagle received his B.A. in Economics from Dartmouth College and M.B.A. from the Tuck School of Business at Dartmouth College.
Joshua J. Widoff has served as our Managing Director since May 2017, and as our Chief Legal Officer and Secretary since June 2018. Mr. Widoff previously served ~~,~~ as our General Counsel and Secretary and as our Executive Vice President from November 2014 to May 2017. Mr. Widoff has served as Managing Director of IPT since April 2017, and as Chief Legal Officer and Secretary of IPT since June 2018. Mr. Widoff previously served as General Counsel and Secretary and as Executive Vice President from September 2012 to April 2017. Mr. Widoff also served as the Executive Vice President, Secretary and General Counsel of DC Industrial Liquidating Trust from November 2015 to December 2017. Mr. Widoff also served as Executive Vice President, Secretary and General Counsel of IIT from December 2013 until November 2015 when IIT was sold, and served as Senior Vice President, Secretary and General Counsel of IIT from May 2009 to December 2013. Mr. Widoff has served as Managing Director of DPF since April 2017, and as Chief Legal Officer and Secretary of DPF since June 2018. Mr. Widoff previously served as General Counsel and Secretary of DPF, and Executive Vice President of DPF since 2010. He has also served as a Managing Director of Black Creek Group since September 2007, and as Chief Legal Officer of Black Creek Group since June 2018. Mr. Widoff also served as Executive Vice President of Dividend Capital Group since 2010. Prior to joining DPF and Black Creek Group in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing, and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities, and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings, and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff currently serves as Chair and Commissioner for the Denver Urban Renewal Authority. Mr. Widoff received his Bachelor’s degree from Trinity University in Texas and his Juris Doctor degree from the University of Colorado School of Law.
Scott W. Recknor has served as our Managing Director—Head of Asset Management since September 2017. Mr. Recknor also serves as Managing Director—Head of Asset Management of DPF and Managing Director—Head of Asset Management of BCI IV. He also served as Senior Vice President—Asset Management of IIT upon joining Black Creek Group from November 2010 until November 2015 when IIT was sold. From 2005 through October 2010, Mr. Recknor served as a Vice President for AMB Property Corporation (now ProLogis), a leading global owner, operator and developer of industrial real estate, where he was responsible for leasing, capital expenditures, budgeting and re-forecasting and property management oversight in the greater Los Angeles area. From 2001 through 2004, Mr. Recknor was a District Manager for RREEF (Real Estate Investment Managers) where he managed three offices responsible for the leasing, property management, capital expenditure and budgeting and re-forecasting for a number of separate pension fund accounts. Prior to RREEF, Mr. Recknor was the West Region Real Estate Manager for the Goodyear Tire & Rubber Company where he was responsible for all operating aspects of Goodyear's West Region real estate portfolio in six states (California, Hawaii, Nevada, Arizona, New Mexico and Texas). Prior to the Goodyear Tire & Rubber Company, Mr. Recknor was a real estate broker with The Seeley Company (now Colliers International) in the Los Angeles area. Mr. Recknor graduated from the University of California (Irvine) and has previously served on the board of directors for NAIOP (SoCal) and has been an affiliate member of SIOR (Los Angeles).
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all employees of the Advisor, and our officers and directors, including our Chief Executive Officer and our Chief Financial Officer. Additionally, our board of directors has adopted a Code of Ethics for our Chief Executive Officer and our Senior Financial Officers, including our Chief Financial Officer. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers may be found on our website at www.industrialpropertytrust.com. Our board of directors must approve any amendment to or waiver of the Code of Business Conduct and Ethics as well as the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers. We presently intend to disclose amendments and waivers, if any, of the Code of Business Conduct and Ethics or the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers on our website.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors
The following table sets forth information regarding compensation to our independent directors during 2018:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total
Marshall M. Burton	$132,500	$50,000	$2,583	$185,083
Charles B. Duke	$163,750	$50,000	$2,583	$216,333
John S. Hagestad	$135,000	$50,000	$2,583	$187,583
Stanley A. Moore	$150,000	$50,000	$2,583	$202,583

(1)	Includes fees earned or paid in 2018 for services during 2018. Fees earned during the fourth quarter of 2018 were paid in the first quarter of 2019.

(2)	Based on our primary offering price of $11.11 per share on the grant date.

(3)	Reflects the dollar value of distributions paid during 2018 with respect to shares of restricted stock that had not yet vested.
We pay each of our independent directors $12,500 per quarter, plus $2,500 for each board of directors or Committee meeting attended in person or by telephone. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors or of our Committees. If a director is also one of our officers, we do not pay additional compensation for services rendered as a director.
We pay the following annual retainers (to be prorated for a partial term) to the Chairpersons of our Board Committees:

•	$15,000 to the Chairperson of our Audit Committee;

•	$10,000 to the Chairperson of our Investment Committee; and

•	$10,000 to the Chairperson of our Nominating and Corporate Governance Committee.
Each of our independent directors receives $50,000 in restricted stock under the Industrial Property Trust Inc. Equity Incentive Plan dated July 16, 2013 (the "Equity Incentive Plan") in connection with such independent director's re-election (or election, as the case may be) each year at our annual stockholder meeting (the "Annual Award"). Each of our independent directors received an Annual Award following our annual stockholder meeting in 2018. Independent directors appointed after the annual meeting will, upon appointment, receive a pro rata Annual Award based on the pro rata portion of the year for which they will serve as an independent director. The shares of restricted stock issued pursuant to the Annual Award vest on the earliest of the following: (i) the date that is one year following the grant date; (ii) the day immediately before the Company's subsequent annual meeting of stockholders; (iii) the date of termination of service as a director due to death or "permanent and total disability" (as defined under Section 22(e)(3) of the Code); or (iv) immediately before and contingent upon the occurrence of a change in control (as defined in the Equity Incentive Plan).

Executive Compensation
Compensation Discussion and Analysis
Because the Advisory Agreement provides that the Advisor assumes principal responsibility for managing our affairs, we have no employees, and our executive officers, in their capacities as such, do not receive compensation from us, nor do they work exclusively on our affairs. In their capacities as officers or employees of the Advisor or its affiliates, they will devote such portion of their time to our affairs as is required for the performance of the duties of the Advisor under the Advisory Agreement. The compensation received by our executive officers is not paid or determined by us, but rather by an affiliate of the Advisor based on all of the services provided by these individuals. See "Certain Relationships and Related Transactions" below for a summary of the fees and expenses payable to the Advisor and other affiliates.
Compensation Committee Report
We do not currently have a compensation committee, however, our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. Our independent directors have reviewed and discussed the Compensation Discussion and Analysis contained in this Proxy Statement ("CD&A") with management. Based on the independent directors' review of the CD&A and their discussions of the CD&A with management, the independent directors recommended to our board of directors, and our board of directors has approved, that the CD&A be included in this Proxy Statement.
INDEPENDENT DIRECTORS:
Marshall M. Burton
Charles B. Duke
John S. Hagestad
Stanley A. Moore
The foregoing report shall not be deemed to be "soliciting material" or incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.
Compensation Committee Interlocks and Insider Participation
We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. None of our independent directors has served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2018, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2018, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors.
We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed.
We did not retain any independent compensation consultants in 2018.
Equity Incentive Plans
Equity Incentive Plan
Our Equity Incentive Plan, provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents rights or other share-based awards. Our directors, officers, and employees (if any), as well as any advisor or consultant, including employees of the Advisor and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided that, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for our common stock. Any such stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights, and/or other stock-based awards to be issued to our independent directors, employees of the Advisor and other advisors shall not exceed an amount equal to 10 percent of the outstanding shares of our common stock on the date of grant of any such stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights, and/or other stock-based awards. Notwithstanding the foregoing, we will not issue options or warrants to our independent directors.

Our board of directors, or, if formed, our compensation committee, will administer the Equity Incentive Plan, with sole authority (following consultation with the Advisor) to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), or otherwise violate the ownership and transfer restrictions imposed under our Charter. Unless determined by our board of directors, or, if formed, our compensation committee, no award granted under the Equity Incentive Plan will be transferable except through the laws of descent and distribution.
We have authorized and reserved for issuance under the Equity Incentive Plan a total of 2.0 million Class A shares of our common stock, and have also established an aggregate maximum of 5.0 million Class A shares that may be issued upon grant, vesting or exercise of awards under the Equity Incentive Plan. In addition, no more than 200,000 shares of our common stock may be made subject to options or stock appreciation rights to a single individual in a calendar year, and no more than 200,000 shares of our common stock may be made subject to stock based awards other than options or stock appreciation rights to a single individual in a calendar year. In the event of certain corporate transactions affecting our common stock, such as, for example, a reorganization, recapitalization, merger, spin-off, split-off, stock dividend, or extraordinary dividend, our board of directors, or, if formed, our compensation committee, will have the sole authority to determine whether and in what manner to equitably adjust the number and type of shares and the exercise prices applicable to outstanding awards under the Equity Incentive Plan, the number and type of shares reserved for future issuance under the Equity Incentive Plan, and, if applicable, performance goals applicable to outstanding awards under the Equity Incentive Plan.
Private Placement Equity Incentive Plan
In February 2015, our board of directors adopted a private placement equity incentive plan ("Private Equity Incentive Plan"). The Private Equity Incentive Plan is substantially similar to the Equity Incentive Plan, except that under the Private Equity Incentive Plan, an eligible participant is defined as any person, trust, association, or entity to which the plan administrator desires to grant an award. An aggregate maximum of 2.0 million Class A shares of our common stock may be issued upon grant, vesting or exercise of awards under the Private Equity Incentive Plan.
The following table gives information regarding the Equity Incentive Plan and the Private Equity Incentive Plan as of December 31, 2018:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity incentive plans approved by security holders	—	$—	1,477,205
Equity incentive plans not approved by security holders	—	—	1,968,640
Total	—	$—	3,445,845

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Advisor currently owns 20,000 Class A shares of our common stock. Industrial Property Advisors Group LLC, our sponsor (the "Sponsor") contributed $1,000 to Industrial Property Operating Partnership LP (the "Operating Partnership") in exchange for 100 special partnership units in the Operating Partnership ("Special Units") and is a limited partner of the Operating Partnership. For so long as the Advisor serves as our advisor, the Advisor may not sell its initial investment in 20,000 Class A shares of our common stock, but may transfer such shares to one or more of its affiliates.
The following table shows, as of March 15, 2019, the amount of our common stock beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock; (ii) our directors; (iii) our executive officers; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 17th Street, 17th Floor, Denver, Colorado 80202.

Name of Beneficial Owner (1)	Title	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock
Industrial Property Advisors Group LLC (Sponsor) (2)	—	100 Special Units (4)	N/A
Industrial Property Advisors LLC (Advisor) (2)	—	26,292 shares	*
Evan H. Zucker (2)	Chairman, Director	52,430 shares (5)	*
Dwight L. Merriman III (3)	Managing Director, CEO and Director	23,508 shares	*
Marshall M. Burton	Director	24,304 shares	*
Charles B. Duke	Director	24,304 shares	*
John S. Hagestad	Director	24,425 shares	*
Stanley A. Moore	Director	24,304 shares	*
Thomas G. McGonagle (3)	Managing Director, CFO	8,397 shares	*
Joshua J. Widoff (3)	Managing Director, Chief Legal Officer	2,239 shares	*
Scott W. Recknor	Managing Director, Head of Asset Management	4,478 shares	*
Beneficial ownership of common stock by all directors and executive officers as a group	—	214,681 shares	*

*     Less than one percent

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

(2)
The Advisor and the Sponsor are presently each directly or indirectly jointly controlled by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker (Chairman of our board of directors) and/or their affiliates. The amount of shares indicated in the table as being owned by Mr. Zucker does not include the shares owned by the Advisor. Mr. Zucker disclaims beneficial ownership of the shares and Special Units owned by the Advisor and the Sponsor, respectively, except to the extent of his pecuniary interest.

(3)
Includes shares held by accounts for the benefit of the respective officer's children and shares held by the spouse of each of the respective officers. Each of the respective officers disclaims beneficial ownership of the shares held by his respective spouse and children.

(4)	Represents Special Units that are entitled to distributions from the Operating Partnership under certain circumstances.

(5)	The shares indicated in the table as being owned by Mr. Zucker are owned indirectly through a limited liability company.
Section 16(a) Beneficial Ownership Reporting Compliance
To our knowledge, no person owns or beneficially owns more than 10 percent of our outstanding shares of common stock as of the date of this Proxy Statement.
Section 16(a) of the Exchange Act requires our directors, our officers, and certain beneficial owners or, collectively, reporting persons, to file reports of holdings and transactions in our shares of common stock with the Commission. To our knowledge, based solely on our review of copies of such reports, during the year ended December 31, 2018, all of our reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Advisory Agreement
We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership and the Advisor are parties to an Amended and Restated Advisory Agreement (2018), dated as of August 12, 2018 (the "Advisory Agreement"). The Advisor is presently directly or indirectly majority owned, controlled and/or managed by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker, our Chairman of our board of directors, and/or their affiliates.
Under the terms of the Advisory Agreement, the Advisor performs the following services, subject to the oversight, review and approval of our board of directors:

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
The current term of the Advisory Agreement ends on August 12, 2019, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in such evaluation will be reflected in the minutes of such meeting. The Advisory Agreement may be terminated:

•	Immediately by us for "cause" (as defined in the Advisory Agreement) or upon a material breach of the Advisory Agreement by the Advisor;

•	Without cause or penalty by either the Advisor or a majority of our independent directors, in each case upon 60 days' written notice to the other party;

•	With "good reason" (as defined in the Advisory Agreement) by the Advisor upon 60 days' written notice; or

•
Immediately by us and/or the Operating Partnership in connection with a merger, sale of our assets or transaction involving us pursuant to which a majority of our directors then in office are replaced or removed.

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
Compensation to the Advisor
We reimburse or otherwise pay the Advisor and its affiliates in connection with services they provide to us. The Advisor may also, directly or indirectly (including, without limitation, through us or our subsidiaries), receive fees from our joint venture partners and co-owners of our properties for services provided to them with respect to their proportionate interests in the respective venture or co-ownership arrangement. Fees received from joint venture partners or co-owners of our properties and paid, directly or indirectly (including, without limitation, through us or our subsidiaries), to the Advisor may be more or less than fees that we pay to the Advisor pursuant to the Advisory Agreement.
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

The following summarizes the compensation and fees, including reimbursement of expenses, that are payable by us to the Advisor:
Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value-add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the contract purchase price of the properties acquired (or the Company’s proportional interest therein), including in all instances real property held in joint venture partnerships or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint venture partnerships or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services. With respect to an acquisition of an interest in a real estate-related entity, the acquisition fee will equal: (i) 2.0% of the Company’s proportionate share of the purchase price of the property owned by any real estate-related entity in which the Company acquires a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP; and (ii) 2.0% of the contract purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment. The acquisition fee and any acquisition expenses payable with respect to any property, including any development acquisition fee, shall not exceed 6.0%.
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
Dealer Manager Agreement
We have entered into a dealer manager agreement dated August 13, 2013, as amended on August 14, 2015 (the "Dealer Manager Agreement") with Black Creek Capital Markets, LLC (the "Dealer Manager"), in connection with our "best efforts" follow-on offering pursuant to a Registration Statement on Form S-11 (Reg. No. 333-184126). Pursuant to the Dealer Manager Agreement, the Dealer Manager serves as the dealer manager for the Offering which commenced on July 24, 2013 and was terminated on June 30, 2017. The Dealer Manager and the Sponsor are related parties and the Dealer Manager is a member firm of FINRA. The Dealer Manager was organized in December 2001 for the purpose of participating in and facilitating the distribution of securities of Black Creek Group-related entities. Under the current dealer manager agreement, the Dealer Manager provides certain sales, promotional and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our prospectus. As a result of the termination of the Offering, we no longer pay the Dealer Manager any sales commissions. We pay the Dealer Manager an ongoing distribution fee, which accrues daily and is calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of the estimated per share value of Class T shares of our common stock. The distribution fees with respect to Class T shares are payable on a monthly basis continuously from year to year. We will cease paying distribution fees with respect to Class T shares on the earliest to occur of the following: (i) a listing of shares of our common stock on a national securities exchange; (ii) such Class T shares no longer being outstanding; (iii) the Dealer Manager's determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A shares and Class T shares would be in excess of 10% of the gross proceeds of the primary portion of our offering; or (iv) the end of the month in which the transfer agent, on our behalf, determines that total underwriting compensation, including dealer manager fees, sales commissions, and distribution fees with respect to the Class T shares held by a stockholder within his or her particular account, would be in excess of 10% of the total gross investment amount at the time of purchase of the primary Class T shares held in such account. Our Dealer Manager is presently directly or indirectly majority owned by Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, our Chairman of our board of directors, and/or their affiliates.
Property Management Agreement
We have entered into a property management agreement dated July 16, 2013 (the "Property Management Agreement"), with Black Creek Property Management Company LLC, formerly Dividend Capital Property Management LLC (the "Property Manager"). We anticipate that the Property Manager may perform certain property management services for us and the Operating Partnership. The Property Manager is an affiliate of the Advisor and was organized in April 2002 to lease and manage real properties acquired by Black Creek Group affiliated entities or other third parties. We will pay the Property Manager a property management fee in an amount equal to a market based percentage of the annual gross revenues of each real property owned by us and managed by the Property Manager. Such fee is expected to range from 2% to 5% of annual gross revenues. In addition, we may pay the Property Manager a separate fee for initially leasing-up our real properties, for leasing vacant space in our real properties and for renewing or extending current leases on our real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2% to 8% of the projected first year's annual gross revenues of the property); provided, however, that we will only pay a leasing fee to the Property Manager if the Property Manager provides leasing services, directly or indirectly. In the event that the Property Manager assists a customer with customer improvements, a separate fee may be charged to the customer and paid by the customer. This fee will not exceed 5% of the cost of the customer improvements. The Property Manager will only provide these services if the provision of the services does not cause any of our income from the applicable real property to be treated as other than rents from real property for purposes of the applicable REIT requirements. To date, we have not paid any fees to the Property Manager. The Property Manager is presently directly or indirectly majority owned, controlled and/or managed by Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, our Chairman of our board of directors, and/or their affiliates. No property management nor leasing fees had been incurred as of December 31, 2018.

BTC I Partnership, BTC II Partnership and Services Agreements
We own a 20.0% interest in the Build-to-Core Industrial Partnership I LP (the "BTC I Partnership") and an 8.0% interest in the Build-to-Core Industrial Partnership II LP (the "BTC II Partnership"), each of which is a joint venture that has and continues to invest in industrial properties located in certain major U.S. distribution markets. Two of our wholly-owned subsidiaries, IPT BTC I GP LLC and IPT BTC I LP LLC are partners in the BTC I Partnership. Third party limited partners own the remaining 80.0% interest in the BTC I Partnership. Our 8.0% interest in the BTC II Partnership is owned through two of our wholly-owned subsidiaries, IPT BTC II GP LLC (the "General Partner") and IPT BTC II LP LLC (the "IPT Limited Partner, and together with the General Partner, the "IPT Partners"). BCG BTC II Investors LLC (the "BCG Limited Partner"), owns a 2.0% interest in the BTC II Partnership. The BCG Limited Partner is an affiliate of Black Creek Group, which is an affiliate of the Sponsor. Third party limited partners (collectively, the "Quad Real Limited Partner") own the remaining 90.0% interest in the BTC II Partnership. See "—BTC II Partnership Agreement" below for a description of key provisions of the Agreement of Limited Partnership of the BTC II Partnership (the "BTC II Partnership Agreement").
The Advisor has two wholly-owned subsidiaries, which we refer to herein as "Advisor Sub I" and "Advisor Sub II," and collectively, the "Advisor Subs." Advisor Sub I holds a special limited partner interest in the BTC I Partnership and an affiliate of Advisor Sub II holds a special limited partner interest in the BTC II Partnership. The BTC I Partnership pays fees to Advisor Sub I for providing advisory services to the BTC I Partnership and the BTC II Partnership pays fees to Advisor Sub II for providing advisory services to the BTC II Partnership. These advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. In addition, the partnership agreements for the joint ventures contain procedures for making distributions to the parties, including incentive distributions to the respective Advisor Sub that is a special limited partner of the respective joint venture, which are subject to certain return thresholds being achieved. The obligations of the Advisor Subs to provide advisory services to the respective joint ventures will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for "cause," the respective Advisor Subs will have the option, in their sole discretion, to seek to become the administrative general partner of the respective joint venture; subject, in the case of the BTC I Partnership, to certain conditions, including obtaining the consent of the third party limited partners. If the respective Advisor Sub is made the administrative general partner, then the Advisor Sub will continue to provide the advisory services and receive the same fees as those to which it was entitled prior to becoming the administrative general partner, but the Advisor Sub will not control or manage the respective joint venture.
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
BTC II Partnership Agreement
The BTC II Partnership Agreement, as amended on January 31, 2018, includes the following key provisions:

•
The BTC II Partnership has a term ending on May 19, 2027 (the "Term") and has an investment period (the "Investment Period") ending on the earliest to occur of: (i) May 19, 2022 and (ii) twelve months after the expiration of the four year period in which the General Partner is obligated to present investment opportunities to the BTC II Partnership (the "Identification Period"). The Identification Period may be shortened upon the rejection by the QuadReal Limited Partner's representative on the executive committee of the BTC II Partnership (the "QuadReal Representative") of a certain number of presented investment opportunities or, with respect to each Investment Segment (defined below), upon the date on which the targeted percentage of aggregate capital commitments have been invested in or reserved for investment in such Investment Segment.

•
The BTC II Partnership intends to invest in a portfolio of industrial properties located in certain major United States distribution markets, and to be comprised of approximately (i) 70% development investments and (ii) 30% value-add and core investments (each, an "Investment Segment").

•
Investments made by the BTC II Partnership will be held indirectly through wholly-owned subsidiaries of the BTC II Partnership (each, a "Partnership Subsidiary"). All investments will be held indirectly through a single Partnership Subsidiary that is expected to elect to be treated as a real estate investment trust for U.S. federal income tax purposes.

•
The General Partner will manage the day-to-day operations of the BTC II Partnership, subject to the rights of the QuadReal Limited Partner to approve certain major decisions, including, but not limited to: the acquisition and sale of investments; the creation or assumption of debt financing; entering into or terminating certain material agreements; settling material litigation; materially changing the tax or legal structure of the BTC II Partnership; entering into certain affiliate transactions; waiver of certain material rights; winding up, dissolution or liquidation of the BTC II Partnership; and any merger or consolidation of the BTC II Partnership.

•
The General Partner is required to have the properties in the BTC II Partnership portfolio appraised by an independent appraiser within the calendar year following acquisition with respect to core and value-add investments and within the calendar year following the date of completion with respect to development investments. Thereafter, the General Partner is required to have such investments appraised annually by an independent appraiser on a three-year rotation basis.

•
The BTC II Partnership Agreement contains procedures for making distributions to the parties, including incentive distributions to the General Partner and to Advisory Sub II as the Special Limited Partner, which are subject to certain return thresholds being achieved. The General Partner and the Special Limited Partner have agreed to share any incentive distributions by the BTC II Partnership such that the General Partner shall receive 26.4% of such incentive distributions and the Special Limited Partner shall receive 73.6% of such incentive distributions, which in aggregate represents 80.0% of the incentive distributions attributable to interests in the BTC II Partnership which are not owned by the IPT Partners.

•
The partners, other than the Special Limited Partner, will be obligated to make capital contributions in proportion to their respective BTC II Partnership interests with respect to each approved investment during the Investment Period subject to any aggregate limits that may be applicable to a partner's obligation to contribute capital. In addition, both during and after the Investment Period, the General Partner is permitted to make additional capital calls with respect to certain preservation costs, certain limited operating and capital variances and other items. The Amendment increased the amount of the partners' respective aggregate capital commitments.

•
The failure of a partner to make a required capital contribution will result in the non-defaulting partners having the right, but not the obligation, to: (i) require the partner who made the capital call to revoke or revise the capital call notice and return the capital contributed by the non-defaulting partner pursuant to such capital call; (ii) fund the shortfall which, if funded, will be treated as a preferred equity capital contribution to the BTC II Partnership which accrues a preferred return; or (iii) make a capital contribution to the BTC II Partnership equal to the shortfall which will result in the dilution of the defaulting partner's interest in the BTC II Partnership. In addition, the defaulting partner may forfeit certain rights under the BTC II Partnership Agreement, which rights will be reinstated if the funding of the shortfall is treated as a loan and the defaulting partner repays the loan in full. If the defaulting partner is an IPT Partner, then during the default period, it will be grounds to remove the General Partner for "cause," as described below. If the IPT Limited Partner or the BCG Limited Partner fails to make a required capital contribution, and the other funds the required capital contribution, the funding partner may elect, but is not obligated, to fund the non-funding partner's required capital contribution.

•
Subject to certain exceptions, during the Identification Period, the General Partner is required to present: (i) all potential industrial property development investments until March 31, 2018, and thereafter one out of every three potential industrial property development investments; and (ii) value-add and core industrial property investment opportunities from time to time in accordance with the allocation policy employed by the Company's sponsor. If the BTC II Partnership declines to invest in any such opportunity due to the rejection by the QuadReal Representative of the potential investment, the Company or its affiliates will be permitted to pursue the opportunity. The General Partner's obligation to present investment opportunities as described herein will terminate under certain circumstances, including but not limited to the removal of the General Partner or the rejection by the QuadReal Representative of a certain number of presented opportunities, as described above.

•
The General Partner may be removed for "cause" as defined in the BTC II Partnership Agreement, which includes, but is not limited to: (i) the commission by the General Partner of an uncured material breach, a willful bad act, or gross negligence which has a material adverse effect on the BTC II Partnership; (ii) an unpermitted change in control of the Company; or (iii) the bankruptcy of the General Partner. If the QuadReal Limited Partner requests the removal of the General Partner, the removal determination will be made by binding arbitration. If the arbitration results in a determination to remove the General Partner, then the QuadReal Limited Partner will appoint a replacement general partner from a previously approved list of third-party real estate and investment management companies.

•
Each of the IPT Limited Partner, the BCG Limited Partner and the QuadReal Limited Partner will not be permitted to transfer (as defined in the BTC II Partnership Agreement) their respective interests in the BTC II Partnership to a third party until the first date on which (x) 75% of the rentable space of the BTC II Partnership's last acquired development investment has been leased to tenants under leases for which the lease commencement date has occurred and such tenants have taken occupancy of their premises and have commenced base rent payments, and (y) the weighted average lease term of the leases with respect to such development investment is greater than two years (assuming, in the determination of the weighted average lease term, that any existing tenant termination right is exercised as of the first date such termination would be effective, and no existing tenant option to extend its lease is exercised) (the "Trigger Date"), at which time each of the IPT Limited Partner, the BCG Limited Partner and the QuadReal Limited Partner will be permitted to transfer all (but not less than all) of their respective interests, subject to certain limitations and requirements (including, with respect to a transfer of the IPT Limited Partner's interest in the BTC II Partnership to a transferee, the requirement that there be a concurrent transfer by the General Partner of its interest in the BTC II Partnership to such transferee, which transfer shall be subject to the limitations set forth in the immediately succeeding sentence). Following the Trigger Date, the General Partner also will be permitted to transfer its interest in the BTC II Partnership to a third-party institutional transferee meeting certain conditions set forth in the BTC II Partnership Agreement, subject to the approval of the QuadReal Limited Partner. Each partner may transfer its respective interest to an affiliate of such partner at any time, subject to certain limitations. With respect to a transfer to a third party, any non-transferring partner will have a right of first offer with respect to the transferring partner's interest, as well as customary tag-along rights. If an IPT Partner rejects an offer pursuant to its right of first offer, the BCG Limited Partner may elect to accept such offer in lieu of the IPT Partner.

•
At any time after the Trigger Date, the IPT Limited Partner or the QuadReal Limited Partner will have the right to trigger a buy-sell mechanism. For purposes of the buy-sell mechanism, the IPT Partners will be deemed a single partner. Upon delivery of a buy-sell notice, the buy-sell mechanism shall commence by any partner offering to purchase the entire interest of the other partners and the offeree must either sell its interest at the offered price or elect to buy the interest of the offering partner at the offered price. The IPT Partners will have a one-time right to delay any liquidation of the BTC II Partnership and the buy-sell process for up to 90 days (which in certain events may be extended to not more than six months in aggregate) if the Company is pursuing a transaction by which its common shares would become listed on a national securities exchange.

•
At any time, the IPT Partners may transfer all or any portion of their respective interest in the BTC II Partnership to one or more affiliates of Black Creek Group; provided that (i) if the General Partner transfers all but not less than all of its interest in the BTC II Partnership to one or more affiliates of Black Creek Group, such transferee shall become a substitute General Partner and assume all of the rights and obligations of the General Partner, and (ii) if the IPT Limited Partner transfers all but not less than all of its interest in the BTC II Partnership to one or more affiliates of Black Creek Group, such transferee shall assume the rights and obligations of the IPT Limited Partner.

•
Not more than 12 months prior to the expiration of the Term, each of the IPT Limited Partner and the QuadReal Limited Partner will have the right to cause a forced sale of the investment portfolio and other assets of the BTC II Partnership for a proposed price, subject to a right of first offer in favor of the non-initiating partners to acquire the entire interest of the initiating partner for a price determined in accordance with the terms of the BTC II Partnership Agreement (the "ROFO Price"). In the event the non-initiating partners decline to purchase the interest of the initiating partner for the ROFO Price, the initiating partner will have the right to market the portfolio to a third party at a price not less than 98% of the initiating partner's original proposed price. The initiating partner may thereafter elect to present a forced sale of the portfolio for a price less than 98% of the initiating partner's original proposed price, subject to a right of first refusal in favor of the non-initiating partners.

•
In the event of (i) a dispute as to "cause" (as described above) or (ii) a deadlock event prior to the Trigger Date, any limited partner may deliver a written arbitration notice to the other partners and initiate a final and binding arbitration procedure as described in the BTC II Partnership Agreement.

Holdings of Shares of Common Stock, OP Units and Special Units
The Advisor currently owns 20,000 Class A shares of our common stock for which it contributed $200,000. The Advisor may not sell any of these shares of our common stock during the period it serves as the Advisor, but may transfer such shares to its affiliates. We made an initial investment of $2,000 in the Operating Partnership in exchange for 200 OP Units, which represent our ownership interest as the general partner of the Operating Partnership. We have contributed, and expect to continue to contribute, the proceeds from our public offerings to the Operating Partnership in exchange for OP Units, which represent our ownership interest as a limited partner of the Operating Partnership. The Sponsor has invested $1,000 in the Operating Partnership and has been issued a separate class of OP Units, which constitute the Special Units and represent the Sponsor's ownership interest as a limited partner of the Operating Partnership. As the holder of the Special Units, the Sponsor will receive 15.0% of the net sales proceeds received by the Operating Partnership upon the disposition of assets held by it directly or indirectly, subordinated to a specified return to the stockholders. The Special Units will be redeemed by the Operating Partnership upon the listing of our common stock or other liquidity event and in certain other instances, including the termination or non-renewal of the Advisory Agreement. The resale of any shares by our affiliates is subject to the provisions of Rule 144 promulgated under the Securities Act, which rule limits the number of shares that may be sold at any one time and the manner of such resale.
Compensation to the Advisor and its Affiliates
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

(in thousands)	For the Year Ended December 31, 2018	Payable as of December 31, 2018
Expensed:
Asset management fees (1)	$23,964	$69
Asset management fees related to dispositions (2)	1,435	—
Other expense reimbursements (3)	5,055	510
Total	$30,454	$579
Capitalized:
Acquisition fees	$845	$62
Development acquisition fees (4)	1,281	61
Total	$2,126	$123
Additional Paid-In Capital:
Offering costs	$568	$70
Distribution fees - current (5)	—	657
Distribution fees - trailing (5)	7,489	18,492
Total	$8,057	$19,219

(1)	Includes asset management fees other than asset management fees related to dispositions.

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

(3)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement, and is included in general and administrative expenses on the Company’s consolidated statements of operations. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to activities for which the Advisor does not otherwise receive a separate fee. A portion of compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its consolidated statements of operations. The Company reimbursed the Advisor approximately $4.0 million for the year ended December 31, 2018 related to these compensation expenses. The Company reimbursed the Advisor approximately $17,000 and $49,000, respectively, for the year ended December 31, 2018, for a portion of the salary, bonus and benefits of the principal financial officer, Thomas G. McGonagle, and the principal executive officer, Dwight L. Merriman III, for services provided to the Company. The principal executive officer and principal financial officer provide services to and receive additional compensation from affiliates of the Advisor that we do not reimburse. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

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
Policies and Procedures for Review of Related Party Transactions
Pursuant to our Charter, our independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor and its affiliates is reasonable in relation to the nature and quality of the services performed. Our Charter also contains the following requirements relating to approval by our board of directors and the independent directors of transactions between us, on the one hand, and the Advisor or any of its affiliates (each, a "Related Party"), on the other hand:

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

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by our board of directors or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire Board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both our board of directors and the independent directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the years ended December 31, 2018 and 2017, we engaged KPMG LLP to provide us with audit services. Services provided included the audit of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Commission, and consultation on financial accounting and reporting matters.
Fees
Total fees billed by KPMG LLP for the services provided during the years ended December 31, 2018 and 2017 were $757,058 and $711,397, respectively, and consisted of the following:

	For the Year Ended December 31,
	2018	2017
Audit fees	$757,058	$711,397
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$757,058	$711,397
The Audit Committee has considered all services provided by KPMG LLP to us and concluded that this involvement is compatible with maintaining the independent registered public accounting firm’s independence.
The Audit Committee is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All fees for services provided by KPMG LLP in 2018 and 2017 were pre-approved by the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits
The following exhibits are filed as part of this annual report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 10, 2019.

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

Signature	Title	Date

*	Chairman of the Board and Director	April 10, 2019
Evan H. Zucker

*	Director	April 10, 2019
Marshall M. Burton

*	Director	April 10, 2019
Charles B. Duke

*	Director	April 10, 2019
John S. Hagestad

*	Director	April 10, 2019
Stanley A. Moore

/s/ DWIGHT L. MERRIMAN III	Managing Director, Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2019
Dwight L. Merriman III

/s/ THOMAS G. MCGONAGLE	Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 10, 2019
Thomas G. McGonagle

*	Signed on behalf of the named individuals by Thomas G. McGonagle under power of attorney.