Form 10-Q
period 2019-03-31
INDUSTRIAL PROPERTY TRUST INC.
filed 2019-05-14
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☒			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act: None
As of May 8, 2019, there were 105,852,144 shares of the registrant’s Class A common stock and 71,784,346 shares of the registrant’s Class T common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Net investment in real estate properties	$2,640,642	$2,660,798
Investment in unconsolidated joint venture partnerships	116,762	113,869
Cash and cash equivalents	5,340	5,698
Restricted cash	—	65
Straight-line and tenant receivables, net	32,639	28,838
Due from affiliates	161	326
Other assets	17,243	22,030
Total assets	$2,812,787	$2,831,624
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$19,962	$22,801
Debt, net	1,549,951	1,538,824
Due to affiliates	757	217
Distributions payable	23,889	23,953
Distribution fees payable to affiliates	16,426	18,492
Other liabilities	44,742	46,979
Total liabilities	1,655,727	1,651,266
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 105,728 shares and 105,674 shares issued and outstanding, respectively	1,057	1,057
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 71,532 shares and 71,280 shares issued and outstanding, respectively	715	713
Additional paid-in capital	1,589,613	1,582,846
Accumulated deficit	(446,352)	(420,697)
Accumulated other comprehensive income	12,026	16,438
Total stockholders’ equity	1,157,059	1,180,357
Noncontrolling interests	1	1
Total equity	1,157,060	1,180,358
Total liabilities and equity	$2,812,787	$2,831,624
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenues:
Rental revenues	$62,509	$58,894
Total revenues	62,509	58,894
Operating expenses:
Rental expenses	17,063	15,806
Real estate-related depreciation and amortization	26,768	27,871
General and administrative expenses	2,214	2,853
Asset management fees, related party	6,019	6,165
Total operating expenses	52,064	52,695
Other (income) expenses:
Equity in income of unconsolidated joint venture partnerships	(381)	(1,053)
Interest expense and other	13,292	11,682
Total other expenses	12,911	10,629
Net loss	(2,466)	(4,430)
Net income attributable to noncontrolling interests	—	—
Net loss attributable to common stockholders	$(2,466)	$(4,430)
Weighted-average shares outstanding	177,076	175,565
Net loss per common share - basic and diluted	$(0.01)	$(0.03)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net loss attributable to common stockholders	$(2,466)	$(4,430)
Change from cash flow hedging derivatives	(4,412)	4,984
Comprehensive (loss) income attributable to common stockholders	$(6,878)	$554
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
(in thousands)	Shares	Amount
Balance as of December 31, 2017	174,514	$1,745	$1,561,749	$(320,897)	$16,872	$1	$1,259,470
Net loss	—	—	—	(4,430)	—	—	(4,430)
Change from cash flow hedging derivatives	—	—	—	—	4,984	—	4,984
Issuance of common stock	1,257	13	12,208	—	—	—	12,221
Share-based compensation	—	—	562	—	—	—	562
Upfront offering costs	—	—	(104)	—	—	—	(104)
Trailing distribution fees	—	—	(19)	1,845	—	—	1,826
Redemptions of common stock	—	—	(6,372)	—	—	—	(6,372)
Distributions on common stock	—	—	—	(25,023)	—	—	(25,023)
Balance as of March 31, 2018	175,771	$1,758	$1,568,024	$(348,505)	$21,856	$1	$1,243,134
Balance as of December 31, 2018	176,954	$1,770	$1,582,846	$(420,697)	$16,438	$1	$1,180,358
Net loss	—	—	—	(2,466)	—	—	(2,466)
Change from cash flow hedging derivatives	—	—	—	—	(4,412)	—	(4,412)
Issuance of common stock	1,119	10	11,852	—	—	—	11,862
Share-based compensation	—	—	710	—	—	—	710
Upfront offering costs	—	—	(135)	—	—	—	(135)
Trailing distribution fees	—	—	34	2,033	—	—	2,067
Redemptions of common stock	(813)	(8)	(5,694)	—	—	—	(5,702)
Distributions on common stock	—	—	—	(25,222)	—	—	(25,222)
Balance as of March 31, 2019	177,260	$1,772	$1,589,613	$(446,352)	$12,026	$1	$1,157,060
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Operating activities:
Net loss	$(2,466)	$(4,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	26,768	27,871
Equity in income of unconsolidated joint venture partnerships	(381)	(1,053)
Straight-line rent and amortization of above- and below-market leases	(1,587)	(2,515)
Other	1,416	1,200
Changes in operating assets and liabilities:
Tenant receivables and other assets	(2,795)	2,017
Accounts payable, accrued expenses and other liabilities	(2,419)	(1,198)
Due from / to affiliates, net	731	409
Net cash provided by operating activities	19,267	22,301
Investing activities:
Real estate acquisitions	—	(16,271)
Acquisition deposits	—	(350)
Capital expenditures and development activities	(6,113)	(8,072)
Investment in unconsolidated joint venture partnerships	(2,533)	(3,383)
Net proceeds from sale of joint venture partnership ownership interest	—	4,235
Net cash used in investing activities	(8,646)	(23,841)
Financing activities:
Proceeds from line of credit	25,000	42,000
Repayments of line of credit	(14,000)	(19,000)
Repayments of mortgage notes	(475)	—
Offering costs paid related to issuance of common stock	(161)	(184)
Distributions paid to common stockholders	(11,433)	(10,923)
Distribution fees paid	(1,989)	(1,822)
Redemptions of common stock	(7,986)	(4,729)
Net cash (used in) provided by financing activities	(11,044)	5,342
Net (decrease) increase in cash, cash equivalents and restricted cash	(423)	3,802
Cash, cash equivalents and restricted cash, at beginning of period	5,763	5,462
Cash, cash equivalents and restricted cash, at end of period	$5,340	$9,264

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Unless the context otherwise requires, the “Company” refers to Industrial Property Trust Inc. and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019 (“2018 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the standard when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. Under the practical expedients election, the Company was not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The practical expedient also allowed the Company to not separate tenant reimbursement revenue from rental revenue if certain criteria were met. The Company assessed the criteria and concluded that the timing and pattern of transfer for rental revenue and the related tenant reimbursement revenue are the same and the lease component, if accounted for separately, would be classified as an operating lease. As such, the Company accounts for and presented rental revenue and tenant reimbursement revenue as a single component in the condensed consolidated statements of operations. The standard also requires new disclosures within the notes accompanying the condensed consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. The Company also adopted ASU 2018-01 when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. In addition, in December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updates ASU 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. The Company adopted ASU 2018-20 when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. The adoption of these standards did not have a material effect on the Company’s condensed consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. The Company adopted ASU 2017-12 as of the reporting period beginning on January 1, 2019. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.
In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”), which updates ASU 2016-02 to clarify that entities are not required to provide interim disclosures related to their adoption of ASU 2016-02 as required for other accounting changes and error corrections. The Company adopted this standard in conjunction with the adoption of ASU 2016-02. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
2. INVESTMENT IN REAL ESTATE PROPERTIES
As of March 31, 2019 and December 31, 2018, the Company’s consolidated investment in real estate properties consisted of 236 industrial buildings.

	As of
(in thousands)	March 31, 2019	December 31, 2018
Land	$789,840	$789,840
Building and improvements	1,963,532	1,956,788
Intangible lease assets	187,013	208,234
Construction in progress	14,478	16,071
Investment in real estate properties	2,954,863	2,970,933
Less accumulated depreciation and amortization	(314,221)	(310,135)
Net investment in real estate properties	$2,640,642	$2,660,798
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities, as of March 31, 2019 and December 31, 2018, include the following:

	As of March 31, 2019			As of December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$178,460	$(90,748)	$87,712	$197,976	$(104,054)	$93,922
Above-market lease assets (1)	8,553	(4,591)	3,962	10,258	(5,962)	4,296
Below-market lease liabilities (2)	(27,882)	13,976	(13,906)	(30,150)	15,056	(15,094)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.
Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of March 31, 2019 and December 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

	As of
(in thousands)	March 31, 2019	December 31, 2018
2019	$134,208	$175,852
2020	163,205	154,892
2021	141,490	132,190
2022	106,222	97,369
2023	79,995	72,016
Thereafter	142,831	120,814
Total	$767,951	$753,133

Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$733	$1,562
Above-market lease amortization	(334)	(478)
Below-market lease amortization	1,188	1,431
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$18,763	$17,421
Intangible lease asset amortization	8,005	10,450
3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS
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

	As of				Investment in Unconsolidated Joint Venture Partnerships as of
	March 31, 2019		December 31, 2018
($ in thousands)	Ownership Percentage	Number of Buildings	Ownership Percentage	Number of Buildings	March 31, 2019	December 31, 2018
BTC I Partnership	20.0%	36	20.0%	36	$98,045	$97,128
BTC II Partnership	8.0%	13	8.0%	13	18,717	16,741
Total joint venture partnerships		49		49	$116,762	$113,869

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

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	March 31, 2019	December 31, 2018	Maturity Date	March 31, 2019	December 31, 2018
Line of credit (1)	3.26%	3.38%	January 2020	$335,000	$324,000
Term loan (2)	2.50%	2.65%	January 2021	350,000	350,000
Term loan (3)	3.89%	4.05%	May 2022	150,000	150,000
Fixed-rate mortgage notes (4)	3.36%	3.36%	July 2020 - December 2025	721,052	721,526
Total principal amount / weighted-average (5)	3.19%	3.27%		$1,556,052	$1,545,526
Less unamortized debt issuance costs				$(6,101)	$(6,702)
Total debt, net				$1,549,951	$1,538,824
Gross book value of properties encumbered by debt				$1,143,426	$1,147,963

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this line of credit. As of March 31, 2019, the unused and available portions under the line of credit were both $164.5 million. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

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

(4)
Interest rates range from 2.94% to 3.65%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $95.2 million and $95.6 million as of March 31, 2019 and December 31, 2018, respectively. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(5)	The weighted-average remaining term of the Company’s consolidated debt was approximately 3.3 years as of March 31, 2019, excluding any extension options on the line of credit.

As of March 31, 2019, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2019	$—	$—	$1,717	$1,717
2020	335,000	—	15,259	350,259
2021	—	350,000	6,047	356,047
2022	—	150,000	83,579	233,579
2023	—	—	190,472	190,472
Thereafter	—	—	423,978	423,978
Total principal payments	$335,000	$500,000	$721,052	$1,556,052

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
Debt Covenants
The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with its debt covenants as of March 31, 2019.
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
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. The gain or loss on the derivative instrument is presented in the same line item on the condensed consolidated statement of operations as the earnings effect of the hedged item.
During the next 12 months, the Company estimates that approximately $7.9 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

($ in thousands)	Number of Contracts	Notional Amount	Balance Sheet Location	Fair Value
As of March 31, 2019
Interest rate swaps	11	$595,152	Other assets	$12,026
As of December 31, 2018
Interest rate swaps	11	$595,626	Other assets	$16,438

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Derivative Instruments Designated as Cash Flow Hedges
(Loss) gain recognized in AOCI	$(2,267)	$5,792
Gain reclassified from AOCI into interest expense	(2,145)	(808)
Total interest expense on the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	13,292	11,682
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
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2019
Assets
Derivative instruments	$—	$12,026	$—	$12,026
Total assets measured at fair value	$—	$12,026	$—	$12,026
December 31, 2018
Assets
Derivative instruments	$—	$16,438	$—	$16,438
Total assets measured at fair value	$—	$16,438	$—	$16,438
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
Nonrecurring Fair Value of Financial Measurements
As of March 31, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of March 31, 2019		As of December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Line of credit	$335,000	$335,000	$324,000	$324,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	721,052	710,329	721,526	698,603

6. STOCKHOLDERS’ EQUITY
Distribution Reinvestment Plan Offering
The Company is continuing to offer and sell shares of its common stock pursuant to its distribution reinvestment plan, which it may amend or terminate at any time, in its sole discretion. The Company has registered $311.9 million in shares of its common stock to be sold pursuant to its distribution reinvestment plan and is offering the shares at a price equal to the net asset value (“NAV”) per share most recently disclosed by the Company, which is $12.33 per share as of November 30, 2018. As of March 31, 2019, $239.6 million in shares remained available for sale pursuant to the Company’s distribution reinvestment plan.
Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class A Shares	Class T Shares	Total Shares
Balance as of December 31, 2017	104,589	69,925	174,514
Issuance of common stock:
DRIP	658	442	1,100
Stock grants	162	—	162
Forfeitures	(5)	—	(5)
Balance as of March 31, 2018	105,404	70,367	175,771
Balance as of December 31, 2018	105,674	71,280	176,954
Issuance of common stock:
DRIP	579	383	962
Stock grants	158	—	158
Redemptions	(682)	(131)	(813)
Forfeitures	(1)	—	(1)
Balance as of March 31, 2019	105,728	71,532	177,260
Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2019
March 31	$0.1425	$11,500	$11,689	$2,033	$25,222
Total	$0.1425	$11,500	$11,689	$2,033	$25,222
2018
December 31	$0.1425	$11,433	$11,863	$1,900	$25,196
September 30	0.1425	11,350	11,897	1,880	25,127
June 30	0.1425	11,262	11,980	1,864	25,106
March 31	0.1425	11,092	12,086	1,845	25,023
Total	$0.5700	$45,137	$47,826	$7,489	$100,452

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share and per Class T share of common stock. The quarterly distribution on Class T shares of common stock is reduced by the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis).

(2)	Distribution fees are paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares issued in the primary portion of the public offering only.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares.

Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Number of eligible shares redeemed	582	651
Aggregate dollar amount of shares redeemed	$5,702	$6,372
Average redemption price per share	$9.80	$9.79
7. RELATED PARTY TRANSACTIONS
The table below summarizes the fees and expenses incurred by the Company for services provided by Industrial Property Advisors LLC (the “Advisor”) and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
			March 31, 2019	December 31, 2018
(in thousands)	2019	2018
Expensed:
Asset management fees (1)	$6,019	$5,959	$47	$69
Asset management fees related to dispositions (2)	—	206	—	—
Other expense reimbursements (3)	1,529	1,411	150	510
Total	$7,548	$7,576	$197	$579
Capitalized:
Acquisition fees	$—	$259	$—	$62
Development acquisition fees (4)	661	447	539	61
Total	$661	$706	$539	$123
Additional Paid-In Capital:
Offering costs	$135	$104	$45	$70
Distribution fees - current (5)	2,033	1,845	700	657
Distribution fees - trailing (5)	—	—	16,426	18,492
Total	$2,168	$1,949	$17,171	$19,219

(1)	Includes asset management fees other than asset management fees related to dispositions.

(2)
Asset management fees that relate to the Company’s proportionate share of the disposition fee associated with the dispositions of joint venture partnership properties are included in asset management fees on the Company’s condensed consolidated statement of operations. Asset management fees that relate to the disposition fee associated with dispositions of wholly-owned properties are netted against the respective gain from dispositions and are included in the related net gain amount on the Company’s condensed consolidated statements of operations.

(3)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the amended and restated advisory agreement, dated August 12, 2018, by and among the Company, Industrial Property Operating Partnership LP (the “Operating Partnership”), and the Advisor, and are included in general and administrative expenses on the Company’s condensed consolidated statements of operations. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to activities for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its condensed consolidated statements of operations. The Company reimbursed the Advisor approximately $1.4 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively, related to these compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(4)
Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets. Amounts also include the Company’s proportionate share of development acquisition fees relating to the joint venture partnerships, which is included in investment in unconsolidated joint venture partnerships on the Company’s condensed consolidated balance sheets.

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

Joint Venture Partnerships
For the three months ended March 31, 2019, the joint venture partnerships (as described in “Note 3”) incurred in aggregate approximately $2.0 million in acquisition and asset management fees, which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements, as compared to $2.0 million for the three months ended March 31, 2018. Additionally, as of March 31, 2019 and December 31, 2018, the Company had amounts due from the joint venture partnerships of approximately $0.1 million and $0.2 million, respectively, which were recorded in due from affiliates on the condensed consolidated balance sheets.
8. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Distributions payable	$23,889	$23,814
Redemptions payable	5,652	6,372
Distribution fees payable to affiliates	16,426	24,245
Distributions reinvested in common stock	11,863	12,222
Non-cash capital expenditures	812	999
Restricted Cash
Restricted cash consists of cash held in escrow in connection with certain financing requirements and tenant improvements. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown on the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Beginning of period:
Cash and cash equivalents	$5,698	$5,397
Restricted cash	65	65
Cash, cash equivalents and restricted cash	$5,763	$5,462
End of period:
Cash and cash equivalents	$5,340	$9,199
Restricted cash	—	65
Cash, cash equivalents and restricted cash	$5,340	$9,264

9. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.
Environmental Matters
A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2019.

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
On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including up to $1.5 billion in shares of common stock in our primary offering and $500.0 million in shares offered under our distribution reinvestment plan. On June 30, 2017, we terminated the primary portion of our initial public offering. We are continuing to offer and sell shares pursuant to our distribution reinvestment plan at a price equal to the NAV per share that we most recently disclosed, which is $12.33 per share as of November 30, 2018. We may amend or terminate our distribution reinvestment plan offering at any time. As of March 31, 2019, we had raised gross proceeds of approximately $1.8 billion from the sale of 182.1 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for information concerning our distribution reinvestment plan offering.
As of March 31, 2019, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships, a total real estate portfolio that included 285 industrial buildings totaling approximately 49.6 million square feet located in 26 markets throughout the U.S., with 504 customers, and was 89.4% occupied (94.5% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.0 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of March 31, 2019:

•	275 industrial buildings totaling approximately 47.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 93.3% occupied (95.5% leased).

•
10 industrial buildings totaling approximately 2.3 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Of our total portfolio, we owned and managed 49 buildings totaling approximately 12.1 million square feet through our minority ownership interests in our joint venture partnerships (as described in “Note 3 to the Condensed Consolidated Financial Statements”). From January 2014 through March 31, 2019, we had acquired, either directly or through our minority ownership interests in our joint venture partnerships, 309 buildings comprised of approximately 52.8 million square feet for an aggregate total purchase price, including costs to complete development projects, of approximately $4.0 billion. We funded these acquisitions primarily with proceeds from our public offering, institutional equity and debt financings. In addition, since January 2014, we have disposed of, either directly or through our minority ownership interests in our joint venture partnerships, 24 buildings comprised of approximately 3.2 million square feet for an aggregate gross sales price of $268.3 million.
We may use the cash flows generated from operating activities, net proceeds from the sale of common stock pursuant to our distribution reinvestment plan, funds provided by debt financings and refinancings, and net proceeds from asset sales to continue to acquire real estate assets and invest in our joint venture partnerships. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions and other circumstances existing at the time we make our investments.
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
RESULTS OF OPERATIONS
Summary of 2019 Activities
During the three months ended March 31, 2019, we completed the following activities:

•
As of March 31, 2019, we owned, either directly or through our joint venture partnerships, an additional 16 buildings under construction totaling approximately 3.7 million square feet, and seven buildings in the pre-construction phase for an additional 2.5 million square feet.

•
We leased approximately 3.0 million square feet, which included 2.4 million square feet of new and future leases and 0.6 million square feet of renewals through 29 separate transactions with an average annual base rent of $5.33 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Portfolio data:
Consolidated buildings	236	236	236
Unconsolidated buildings	49	49	46
Total buildings	285	285	282
Rentable square feet of consolidated buildings	37,455	37,455	37,566
Rentable square feet of unconsolidated buildings	12,148	12,148	10,424
Total rentable square feet	49,603	49,603	47,990
Total number of customers (1)	504	510	501
Percent occupied of operating portfolio (1)(2)	93.3%	95.2%	95.7%
Percent occupied of total portfolio (1)(2)	89.4%	89.0%	88.6%
Percent leased of operating portfolio (1)(2)	95.5%	95.5%	96.2%
Percent leased of total portfolio (1)(2)	94.5%	90.9%	89.6%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest. See “Note 3 to the Condensed Consolidated Financial Statements” for more detail on our joint venture partnerships.

(2)
See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and development and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three Months Ended March 31, 2019 Compared to the Same Period in 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 as compared to the same period in 2018. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the periods presented below include 224 buildings totaling approximately 35.5 million square feet owned as of January 1, 2018, which portfolio represented 94.7% of total consolidated rentable square feet as of March 31, 2019, and 96.2% of total revenues and 96.8% of net operating income for the three months ended of March 31, 2019.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018	$ Change	% Change
Rental revenues:
Same store operating properties	$60,113	$58,241	$1,872	3.2%
Other properties	2,396	653	1,743	NM
Total rental revenues	62,509	58,894	3,615	6.1
Rental expenses:
Same store operating properties	(16,125)	(15,498)	(627)	(4.0)
Other properties	(938)	(308)	(630)	NM
Total rental expenses	(17,063)	(15,806)	(1,257)	(8.0)
Net operating income:
Same store operating properties	43,988	42,743	1,245	2.9
Other properties	1,458	345	1,113	NM
Total net operating income	45,446	43,088	2,358	5.5
Other income and (expenses):
Real estate-related depreciation and amortization	(26,768)	(27,871)	1,103	4.0
General and administrative expenses	(2,214)	(2,853)	639	22.4
Asset management fees, related party	(6,019)	(6,165)	146	2.4
Equity in income of unconsolidated joint venture partnerships	381	1,053	(672)	(63.8)
Interest expense and other	(13,292)	(11,682)	(1,610)	(13.8)
Total other income and (expenses)	(47,912)	(47,518)	(394)	(0.8)
Net loss	(2,466)	(4,430)	1,964	44.3
Net income attributable to noncontrolling interests	—	—	—	—
Net loss attributable to common stockholders	$(2,466)	$(4,430)	$1,964	44.3%
Weighted-average shares outstanding	177,076	175,565	1,511
Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$0.02

NM = Not meaningful
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $3.6 million, or 6.1%, for the three months ended March 31, 2019 as compared to the same period in 2018, due to an increase in both same store rental revenues and non-same store rental revenues. Same store rental revenues increased by $1.9 million, or 3.2% for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to higher rental rates for new leases and renewals, as well as a slight increase in the average occupancy rate for the same store operating portfolio from 96.5% to 96.9% for the three months ended March 31, 2019 as compared to the same period in 2018. Non-same store rental revenues increased by $1.7 million for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to the lease-up activity in mid-to-late 2018 in certain of our non-same store properties, which resulted in a full period of stabilized property operations for the three months ended March 31, 2019.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $1.3 million, or 8.0%, for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in repairs and maintenance, including higher snow removal costs in both our same store and non-same store portfolios.
Other Income and Expenses. The net amount of other income and expenses, in aggregate, increased by approximately $0.4 million, or 0.8%, for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to:

•
an increase in interest expense of $1.6 million primarily due to: (i) higher average net borrowings under our line of credit for the three months ended March 31, 2019 of $52.1 million; and (ii) a higher aggregate weighted-average interest rate of 3.19% as of March 31, 2019, as compared to 3.09% as of March 31, 2018.

Partially offset by:

•
a decrease in real estate-related depreciation and amortization expense of $1.1 million that was driven by certain intangible lease assets that reached full amortization during the second quarter of 2018 and the first quarter of 2019.

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended March 31, 2019, GAAP net loss attributable to common stockholders was $2.5 million as compared to $4.4 million for the same period in 2018. For the three months ended March 31, 2019, NOI increased 5.5% to $45.4 million as compared to $43.1 million for the same period in 2018. For the three months ended March 31, 2019, same store NOI was $44.0 million, up 2.9% as compared to $42.7 million for the same period in 2018. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our calculation of NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net loss, as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net loss to NOI for the three months ended March 31, 2019 and 2018.
Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)
We believe that FFO and MFFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the expense support agreement, as described in Item 8, “Financial Statements and Supplementary Data” in our 2018 Form 10-K, are included in determining our net loss, which is used to determine FFO and MFFO. If we had not received expense support from the Advisor in prior periods, our FFO and MFFO for such periods would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
We use FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio, and (ii) evaluate potential performance to determine liquidity event strategies. Although some REITs may present similar measures differently from us, we believe FFO and MFFO generally facilitate a comparison to other REITs that have similar operating characteristics to us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO and MFFO.
The following unaudited table presents a reconciliation of GAAP net loss to NAREIT FFO and MFFO:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
GAAP net loss attributable to common stockholders	$(2,466)	$(4,430)
GAAP net loss per common share	$(0.01)	$(0.03)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(2,466)	$(4,430)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	26,768	27,871
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	1,111	889
Our share of net gain on disposition of real estate properties of unconsolidated joint venture partnerships and sell down of joint venture partnership ownership interest	—	(595)
NAREIT FFO attributable to common stockholders	$25,413	$23,735
NAREIT FFO per common share	$0.14	$0.14
Reconciliation of NAREIT FFO to MFFO:
NAREIT FFO attributable to common stockholders	$25,413	$23,735
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(1,587)	(2,515)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture partnerships	(226)	(466)
MFFO attributable to common stockholders	$23,600	$20,754
MFFO per common share	$0.13	$0.12
Weighted-average shares outstanding	177,076	175,565
We believe that our FFO of $25.4 million, or $0.14 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $25.2 million, or $0.14 per share, for the three months ended March 31, 2019 should be indicative of future performance as we are no longer raising capital from the primary portion of our public offering and are no longer in the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Total cash provided by (used in):
Operating activities	$19,267	$22,301
Investing activities	(8,646)	(23,841)
Financing activities	(11,044)	5,342
Net (decrease) increase in cash, cash equivalents and restricted cash	$(423)	$3,802
Cash provided by operating activities during the three months ended March 31, 2019 decreased by approximately $3.0 million as compared to the same period in 2018, primarily due to a decrease in cash from working capital, which was partially offset by an increase in property operations. Cash used in investing activities during the three months ended March 31, 2019 decreased by approximately $15.2 million as compared to the same period in 2018, primarily due to a decrease in our acquisition, capital expenditure and development activity in the amount of $18.6 million, which was partially offset by $4.2 million relating to net proceeds from the disposition of real estate properties in 2018 and no dispositions in 2019. Cash provided by financing activities of $5.3 million for the three months ended March 31, 2018 decreased by approximately $16.4 million to $11.0 million of cash used in financing activities for the three months ended March 31, 2019. This decrease was primarily due to a decrease in our net borrowing activity of $12.5 million, as well as an increase in payments for redemptions of our common stock of $3.3 million.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of March 31, 2019, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had: (i) approximately $335.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.26%, which includes the effect of the interest rate swap agreements related to $150.0 million in borrowings under our line of credit; and (ii) $500.0 million outstanding under our term loans with a weighted-average effective interest rate of 2.92%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were both $164.5 million. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of March 31, 2019, we had property-level borrowings of approximately $721.1 million outstanding with a weighted-average remaining term of 5.1 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreement relating to our $95.2 million variable-rate mortgage note. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with our debt covenants as of March 31, 2019.
Distributions. We intend to continue to make distributions on a quarterly basis. For the three months ended March 31, 2019, 53.7% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 46.3% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, net proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board of directors. For the second quarter of 2019, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the second quarter of 2019 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Distributions for the second quarter of 2019 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than July 15, 2019.
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
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities		Proceeds from DRIP Shares (1)		Gross Distributions (2)
2019
March 31	$13,533	53.7%	$11,689	46.3%	$25,222
Total	$13,533	53.7%	$11,689	46.3%	$25,222
2018
December 31	$13,333	52.9%	$11,863	47.1%	$25,196
September 30	13,230	52.7	11,897	47.3	25,127
June 30	13,126	52.3	11,980	47.7	25,106
March 31	12,937	51.7	12,086	48.3	25,023
Total	$52,626	52.4%	$47,826	47.6%	$100,452

(1)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(2)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of our public offering.
For the three months ended March 31, 2019, our cash flows provided by operating activities on a GAAP basis were $19.3 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $25.2 million. For the three months ended March 31, 2018, our cash flows provided by operating activities on a GAAP basis were $22.3 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $25.0 million.
Refer to “Note 6 to the Condensed Consolidated Financial Statements” for further detail on distributions.

Redemptions. For the three months ended March 31, 2019 and 2018, we received eligible redemption requests related to approximately 0.6 million and 0.7 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $5.7 million, or an average price of $9.80 per share, and approximately $6.4 million, or an average price of $9.79 per share, respectively. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter; and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not at a level sufficient to fund redemption requests, subject to the limitations as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors has reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program.”
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
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2018 was disclosed in our 2018 Form 10-K. Except as otherwise disclosed in “Note 4 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. As of March 31, 2019, our critical accounting estimates have not changed from those described in our 2018 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2019, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of March 31, 2019, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, $350.0 million of borrowings under one of our term loans, and $721.1 million under our mortgage notes, which, in the aggregate, represented approximately 78.5% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2019, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.2 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2019. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of March 31, 2019, our consolidated variable interest rate debt consisted of $185.0 million of borrowings under our line of credit and $150.0 million of borrowings under one of our term loans, which combined represented approximately 21.5% of our total consolidated debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $335.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2019, would change our annual interest expense by approximately $0.8 million.
Derivative Instruments. As of March 31, 2019, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $595.2 million. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2018 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors disclosed in our 2018 Form 10-K.
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
Since we are no longer engaged in a public offering of primary shares, the redemption price will continue to be calculated in accordance with the above table (subject to the limitations and exceptions described herein); provided, that, if the redemption price calculated in accordance with the above table would result in a price that is higher than the estimated NAV per share of our common stock most recently disclosed by us in a public filing with the SEC, then the redemption price will be equal to the estimated NAV per share most recently disclosed by us in a public filing with the SEC, which is $12.33 per share determined as of November 30, 2018.
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
The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all the terms and conditions of the share redemption program in effect during the period covered by this report.
Refer to Item 2, “Managements Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our redemption history.
The table below summarizes the redemption activity for the three months ended March 31, 2019:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
January 31, 2019	—	$—	—	—
February 28, 2019	—	—	—	—
March 31, 2019	582,002	9.80	582,002	—
Total	582,002	$9.80	582,002	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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

101
The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 14, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

May 14, 2019	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

May 14, 2019	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)