Form 10-Q
period 2019-06-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2019-08-09
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2019, there were 105,958,412 shares of the registrant’s Class A common stock and 72,043,322 shares of the registrant’s Class T common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Net investment in real estate properties	$2,616,162	$2,660,798
Investment in unconsolidated joint venture partnerships	118,049	113,869
Cash and cash equivalents	4,863	5,698
Restricted cash	—	65
Straight-line and tenant receivables, net	30,034	28,838
Due from affiliates	48	326
Other assets	8,708	22,030
Total assets	$2,777,864	$2,831,624
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$23,581	$22,801
Debt, net	1,535,092	1,538,824
Due to affiliates	496	217
Distributions payable	23,918	23,953
Distribution fees payable to affiliates	14,343	18,492
Other liabilities	43,032	46,979
Total liabilities	1,640,462	1,651,266
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 105,860 shares and 105,674 shares issued and outstanding, respectively	1,059	1,057
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 71,787 shares and 71,280 shares issued and outstanding, respectively	718	713
Additional paid-in capital	1,595,719	1,582,846
Accumulated deficit	(465,509)	(420,697)
Accumulated other comprehensive income	5,414	16,438
Total stockholders’ equity	1,137,401	1,180,357
Noncontrolling interests	1	1
Total equity	1,137,402	1,180,358
Total liabilities and equity	$2,777,864	$2,831,624
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues:
Rental revenues	$62,285	$59,956	$124,794	$118,850
Total revenues	62,285	59,956	124,794	118,850
Operating expenses:
Rental expenses	16,481	15,695	33,544	31,501
Real estate-related depreciation and amortization	26,499	28,182	53,267	56,053
General and administrative expenses	3,242	2,427	5,462	5,280
Asset management fees, related party	6,042	5,947	12,061	12,112
Total operating expenses	52,264	52,251	104,334	104,946
Other (income) expenses:
Equity in income of unconsolidated joint venture partnerships	(1,231)	(226)	(1,612)	(1,279)
Interest expense and other	13,250	12,382	26,536	24,064
Net gain on disposition of real estate properties	(6,083)	—	(6,083)	—
Total other expenses	5,936	12,156	18,841	22,785
Net income (loss)	4,085	(4,451)	1,619	(8,881)
Net (income) loss attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common stockholders	$4,085	$(4,451)	$1,619	$(8,881)
Weighted-average shares outstanding	177,591	176,183	177,336	175,876
Net income (loss) per common share - basic and diluted	$0.02	$(0.03)	$0.01	$(0.05)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$4,085	$(4,451)	$1,619	$(8,881)
Change from cash flow hedging derivatives	(6,612)	1,311	(11,024)	6,295
Comprehensive loss attributable to common stockholders	$(2,527)	$(3,140)	$(9,405)	$(2,586)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED JUNE 30, 2018
Balance as of March 31, 2018	175,771	$1,758	$1,568,024	$(348,505)	$21,856	$1	$1,243,134
Net loss	—	—	—	(4,451)	—	—	(4,451)
Change from cash flow hedging derivatives	—	—	—	—	1,311	—	1,311
Issuance of common stock	1,085	10	12,076	—	—	—	12,086
Share-based compensation	—	—	322	—	—	—	322
Upfront offering costs	—	—	(156)	—	—	—	(156)
Trailing distribution fees	—	—	27	1,864	—	—	1,891
Redemptions of common stock	(651)	(6)	(7,680)	—	—	—	(7,686)
Distributions on common stock	—	—	—	(25,106)	—	—	(25,106)
Balance as of June 30, 2018	176,205	$1,762	$1,572,613	$(376,198)	$23,167	$1	$1,221,345
FOR THE THREE MONTHS ENDED JUNE 30, 2019
Balance as of March 31, 2019	177,260	$1,772	$1,589,613	$(446,352)	$12,026	$1	$1,157,060
Net income	—	—	—	4,085	—	—	4,085
Change from cash flow hedging derivatives	—	—	—	—	(6,612)	—	(6,612)
Issuance of common stock	949	11	11,691	—	—	—	11,702
Share-based compensation	—	—	414	—	—	—	414
Upfront offering costs	—	—	(279)	—	—	—	(279)
Trailing distribution fees	—	—	31	2,052	—	—	2,083
Redemptions of common stock	(562)	(6)	(5,751)	—	—	—	(5,757)
Distributions on common stock	—	—	—	(25,294)	—	—	(25,294)
Balance as of June 30, 2019	177,647	$1,777	$1,595,719	$(465,509)	$5,414	$1	$1,137,402
FOR THE SIX MONTHS ENDED JUNE 30, 2018
Balance as of December 31, 2017	174,514	$1,745	$1,561,749	$(320,897)	$16,872	$1	$1,259,470
Net loss	—	—	—	(8,881)	—	—	(8,881)
Change from cash flow hedging derivatives	—	—	—	—	6,295	—	6,295
Issuance of common stock	2,342	23	24,284	—	—	—	24,307
Share-based compensation	—	—	884	—	—	—	884
Upfront offering costs	—	—	(260)	—	—	—	(260)
Trailing distribution fees	—	—	8	3,709	—	—	3,717
Redemptions of common stock	(651)	(6)	(14,052)	—	—	—	(14,058)
Distributions on common stock	—	—	—	(50,129)	—	—	(50,129)
Balance as of June 30, 2018	176,205	$1,762	$1,572,613	$(376,198)	$23,167	$1	$1,221,345
FOR THE SIX MONTHS ENDED JUNE 30, 2019
Balance as of December 31, 2018	176,954	$1,770	$1,582,846	$(420,697)	$16,438	$1	$1,180,358
Net income	—	—	—	1,619	—	—	1,619
Change from cash flow hedging derivatives	—	—	—	—	(11,024)	—	(11,024)
Issuance of common stock	2,068	21	23,543	—	—	—	23,564
Share-based compensation	—	—	1,124	—	—	—	1,124
Upfront offering costs	—	—	(414)	—	—	—	(414)
Trailing distribution fees	—	—	65	4,085	—	—	4,150
Redemptions of common stock	(1,375)	(14)	(11,445)	—	—	—	(11,459)
Distributions on common stock	—	—	—	(50,516)	—	—	(50,516)
Balance as of June 30, 2019	177,647	$1,777	$1,595,719	$(465,509)	$5,414	$1	$1,137,402
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Operating activities:
Net income (loss)	$1,619	$(8,881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	53,267	56,053
Equity in income of unconsolidated joint venture partnerships	(1,612)	(1,279)
Straight-line rent and amortization of above- and below-market leases	(3,097)	(5,050)
Net gain on disposition of real estate properties	(6,083)	—
Other	2,411	2,122
Changes in operating assets and liabilities:
Tenant receivables and other assets	2,099	4,549
Accounts payable, accrued expenses and other liabilities	(1,200)	(868)
Due from / to affiliates, net	474	1,120
Net cash provided by operating activities	47,878	47,766
Investing activities:
Real estate acquisitions	(3,624)	(16,271)
Acquisition deposits	—	(600)
Proceeds from the disposition of real estate properties	24,994	—
Capital expenditures and development activities	(21,719)	(19,352)
Investment in unconsolidated joint venture partnerships	(5,216)	(11,475)
Distributions from joint venture partnerships	2,600	—
Net proceeds from sale of joint venture partnership ownership interest	—	4,235
Other	—	12
Net cash used in investing activities	(2,965)	(43,451)
Financing activities:
Proceeds from line of credit	48,000	71,000
Repayments of line of credit	(52,000)	(35,000)
Repayments of mortgage notes	(935)	(444)
Financing costs paid	—	(334)
Offering costs paid related to issuance of common stock	(347)	(321)
Distributions paid to common stockholders	(22,923)	(22,015)
Distribution fees paid	(4,065)	(3,707)
Redemptions of common stock	(13,543)	(11,101)
Net cash used in financing activities	(45,813)	(1,922)
Net (decrease) increase in cash, cash equivalents and restricted cash	(900)	2,393
Cash, cash equivalents and restricted cash, at beginning of period	5,763	5,462
Cash, cash equivalents and restricted cash, at end of period	$4,863	$7,855

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
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the standard when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. Under the practical expedients election, the Company was not required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The practical expedient also allowed the Company to not separate tenant reimbursement revenue from rental revenue if certain criteria were met. The Company assessed the criteria and concluded that the timing and pattern of transfer for rental revenue and the related tenant reimbursement revenue are the same and the lease component, if accounted for separately, would be classified as an operating lease. As such, the Company accounts for and presented rental revenue and tenant reimbursement revenue as a single component in the condensed consolidated statements of operations. The standard also requires new disclosures within the notes accompanying the condensed consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. The Company also adopted ASU 2018-01 when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. In addition, in December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updates ASU 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. The Company adopted ASU 2018-20 when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. The adoption of these standards did not have a material effect on the Company’s condensed consolidated financial statements.
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
2. INVESTMENT IN REAL ESTATE PROPERTIES
As of June 30, 2019 and December 31, 2018, the Company’s consolidated investment in real estate properties consisted of 236 industrial buildings.

	As of
(in thousands)	June 30, 2019	December 31, 2018
Land	$784,469	$789,840
Building and improvements	1,957,257	1,956,788
Intangible lease assets	188,864	208,234
Construction in progress	23,248	16,071
Investment in real estate properties	2,953,838	2,970,933
Less accumulated depreciation and amortization	(337,676)	(310,135)
Net investment in real estate properties	$2,616,162	$2,660,798
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities, as of June 30, 2019 and December 31, 2018, include the following:

	As of June 30, 2019			As of December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$180,336	$(97,474)	$82,862	$197,976	$(104,054)	$93,922
Above-market lease assets (1)	8,528	(4,883)	3,645	10,258	(5,962)	4,296
Below-market lease liabilities (2)	(27,818)	15,010	(12,808)	(30,150)	15,056	(15,094)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.
Dispositions
During the three months ended June 30, 2019, the Company sold two industrial buildings and one land parcel to third parties for proceeds of approximately $25.0 million. Total disposition fees paid to the Advisor in relation to the disposition of these properties were $0.7 million. Both buildings were located in the San Diego market and the land parcel was located in the Dallas market. The Company recorded a total net gain of $6.1 million related to the disposal of these properties.
Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of June 30, 2019 and December 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

	As of
(in thousands)	June 30, 2019	December 31, 2018
2019	$89,467	$175,852
2020	169,714	154,892
2021	149,088	132,190
2022	113,887	97,369
2023	86,795	72,016
Thereafter	150,729	120,814
Total	$759,680	$753,133

Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$739	$1,548	$1,472	$3,110
Above-market lease amortization	(311)	(471)	(645)	(949)
Below-market lease amortization	1,082	1,458	2,270	2,889
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$18,809	$17,916	$37,572	$35,337
Intangible lease asset amortization	7,690	10,266	15,695	20,716
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

	As of				Investment in Unconsolidated Joint Venture Partnerships as of
	June 30, 2019		December 31, 2018
($ in thousands)	Ownership Percentage	Number of Buildings	Ownership Percentage	Number of Buildings	June 30, 2019	December 31, 2018
BTC I Partnership	20.0%	37	20.0%	36	$97,426	$97,128
BTC II Partnership	8.0%	15	8.0%	13	20,623	16,741
Total joint venture partnerships		52		49	$118,049	$113,869
The following is a summary of certain operating data of the BTC I Partnership:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Operating data:
Total revenues	$15,370	$11,895	$27,928	$22,862
Total operating expenses	10,978	8,989	20,253	17,534
Total other income (expenses) (1)	2,258	(1,775)	1,266	2,032
Net income	6,650	1,131	8,941	7,360

(1)
Includes a gain of $5.6 million for the three and six months ended June 30, 2019 related to the disposal of two industrial buildings, and a gain of $4.8 million for the six months ended June 30, 2018 related to the disposal of one industrial building.

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

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	June 30, 2019	December 31, 2018	Maturity Date	June 30, 2019	December 31, 2018
Line of credit (1)	3.32%	3.38%	January 2020	$320,000	$324,000
Term loan (2)	2.65%	2.65%	January 2021	350,000	350,000
Term loan (3)	3.95%	4.05%	May 2022	150,000	150,000
Fixed-rate mortgage notes (4)	3.36%	3.36%	July 2020 - December 2025	720,591	721,526
Total principal amount / weighted-average (5)	3.25%	3.27%		$1,540,591	$1,545,526
Less unamortized debt issuance costs				$(5,499)	$(6,702)
Total debt, net				$1,535,092	$1,538,824
Gross book value of properties encumbered by debt				$1,148,470	$1,147,963

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this line of credit. As of June 30, 2019, the unused and available portions under the line of credit were both $179.5 million. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

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

(4)
Interest rates range from 2.94% to 3.65%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $94.7 million and $95.6 million as of June 30, 2019 and December 31, 2018, respectively. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(5)	The weighted-average remaining term of the Company’s consolidated debt was approximately 3.0 years as of June 30, 2019, excluding any extension options on the line of credit.

As of June 30, 2019, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2019	$—	$—	$1,256	$1,256
2020	320,000	—	15,259	335,259
2021	—	350,000	6,047	356,047
2022	—	150,000	83,579	233,579
2023	—	—	190,472	190,472
Thereafter	—	—	423,978	423,978
Total principal payments	$320,000	$500,000	$720,591	$1,540,591

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
Debt Covenants
The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with its debt covenants as of June 30, 2019.
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
During the next 12 months, the Company estimates that approximately $4.8 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

($ in thousands)	Number of Contracts	Notional Amount	Balance Sheet Location	Fair Value
As of June 30, 2019
Interest rate swaps	11	$594,691	Other assets	$5,414
As of December 31, 2018
Interest rate swaps	11	$595,626	Other assets	$16,438

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Derivative Instruments Designated as Cash Flow Hedges
(Loss) gain recognized in AOCI	$(4,493)	$2,625	$(6,760)	$8,417
Gain reclassified from AOCI into interest expense	(2,119)	(1,314)	(4,264)	(2,122)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	13,250	12,382	26,536	24,064
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
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of June 30, 2019
Assets
Derivative instruments	$—	$5,414	$—	$5,414
Total assets measured at fair value	$—	$5,414	$—	$5,414
As of December 31, 2018
Assets
Derivative instruments	$—	$16,438	$—	$16,438
Total assets measured at fair value	$—	$16,438	$—	$16,438
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
Nonrecurring Fair Value of Financial Measurements
As of June 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2019		As of December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Line of credit	$320,000	$320,000	$324,000	$324,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	720,591	722,445	721,526	698,603

6. STOCKHOLDERS’ EQUITY
Distribution Reinvestment Plan Offering
On July 15, 2019, the Company announced that beginning with the third quarter of 2019, it has suspended the offering of shares pursuant to its distribution reinvestment plan in connection with the Company’s announcement of its merger with affiliates of Prologis, Inc. The Company registered $311.9 million in shares of its common stock to be sold pursuant to its distribution reinvestment plan and immediately prior to suspending the distribution reinvestment plan, offered the shares at a price equal to the net asset value (“NAV”) per share most recently disclosed by the Company, which was $12.33 per share as of November 30, 2018. As of June 30, 2019, $227.9 million in shares remained available for sale pursuant to the Company’s distribution reinvestment plan. The distribution reinvestment plan will terminate effective as of the closing date of the merger referred to above. See “Note 10” below for further discussion of the merger.
Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class A Shares	Class T Shares	Total Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2018
Balance as of March 31, 2018	105,404	70,367	175,771
Issuance of common stock:
DRIP	653	435	1,088
Redemptions	(564)	(87)	(651)
Forfeitures	(3)	—	(3)
Balance as of June 30, 2018	105,490	70,715	176,205
FOR THE THREE MONTHS ENDED JUNE 30, 2019
Balance as of March 31, 2019	105,728	71,532	177,260
Issuance of common stock:
DRIP	573	376	949
Redemptions	(441)	(121)	(562)
Balance as of June 30, 2019	105,860	71,787	177,647
FOR THE SIX MONTHS ENDED JUNE 30, 2018
Balance as of December 31, 2017	104,589	69,925	174,514
Issuance of common stock:
DRIP	1,311	877	2,188
Stock grants	162	—	162
Redemptions	(564)	(87)	(651)
Forfeitures	(8)	—	(8)
Balance as of June 30, 2018	105,490	70,715	176,205
FOR THE SIX MONTHS ENDED JUNE 30, 2019
Balance as of December 31, 2018	105,674	71,280	176,954
Issuance of common stock:
DRIP	1,152	759	1,911
Stock grants	158	—	158
Redemptions	(1,123)	(252)	(1,375)
Forfeitures	(1)	—	(1)
Balance as of June 30, 2019	105,860	71,787	177,647

Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2019
June 30	$0.1425	$11,654	$11,588	$2,052	$25,294
March 31	0.1425	11,490	11,699	2,033	25,222
Total	$0.2850	$23,144	$23,287	$4,085	$50,516
2018
December 31	$0.1425	$11,433	$11,863	$1,900	$25,196
September 30	0.1425	11,350	11,897	1,880	25,127
June 30	0.1425	11,262	11,980	1,864	25,106
March 31	0.1425	11,092	12,086	1,845	25,023
Total	$0.5700	$45,137	$47,826	$7,489	$100,452

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share and per Class T share of common stock. The quarterly distribution on Class T shares of common stock is reduced by the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis).

(2)	Distribution fees are paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares issued in the primary portion of the public offering only.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares.
Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018
Number of eligible shares redeemed	1,157	1,437
Aggregate dollar amount of shares redeemed	$11,459	$14,058
Average redemption price per share	$9.90	$9.78
See “Note 10” below for information concerning the suspension of the Company’s share redemption program in connection with the Company’s announcement of the merger with affiliates of Prologis Inc.

7. RELATED PARTY TRANSACTIONS
The table below summarizes the fees and expenses incurred by the Company for services provided by Industrial Property Advisors LLC (the “Advisor”) and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
					June 30, 2019	December 31, 2018
(in thousands)	2019	2018	2019	2018
Expensed:
Asset management fees (1)	$5,936	$5,947	$11,955	$11,906	$61	$69
Asset management fees related to dispositions (2)	764	—	764	206	60	—
Other expense reimbursements (3)	1,258	1,325	2,787	2,736	344	510
Total	$7,958	$7,272	$15,506	$14,848	$465	$579
Capitalized:
Acquisition fees	$73	$—	$73	$259	$—	$62
Development acquisition fees (4)	876	500	1,537	947	185	61
Total	$949	$500	$1,610	$1,206	$185	$123
Additional Paid-In Capital:
Offering costs	$279	$156	$414	$260	$137	$70
Distribution fees - current (5)	2,052	1,864	4,085	3,709	676	657
Distribution fees - trailing (5)	—	—	—	—	14,343	18,492
Total	$2,331	$2,020	$4,499	$3,969	$15,156	$19,219

(1)	Includes asset management fees other than asset management fees related to dispositions.

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

(3)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the amended and restated advisory agreement, dated June 12, 2019, by and among the Company, Industrial Property Operating Partnership LP (the “Operating Partnership”), and the Advisor, and are included in general and administrative expenses on the Company’s condensed consolidated statements of operations. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to activities for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its condensed consolidated statements of operations. The Company reimbursed the Advisor approximately $1.1 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively, related to these compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

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

Joint Venture Partnerships
For the three and six months ended June 30, 2019, the joint venture partnerships (as described in “Note 3”) incurred in aggregate approximately $1.8 million and $3.8 million, respectively, in acquisition and asset management fees, which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements, as compared to $1.6 million and $3.5 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had amounts due from the joint venture partnerships of approximately $1,000 and $0.2 million, respectively, which were recorded in due from affiliates on the condensed consolidated balance sheets.
8. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Distributions payable	$23,918	$23,856
Redemptions payable	5,852	7,686
Distribution fees payable to affiliates	14,343	22,355
Distributions reinvested in common stock	23,562	24,308
Non-cash capital expenditures	2,532	1,412
Restricted Cash
Restricted cash consists of cash held in escrow in connection with certain financing requirements and tenant improvements. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown on the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Beginning of period:
Cash and cash equivalents	$5,698	$5,397
Restricted cash	65	65
Cash, cash equivalents and restricted cash	$5,763	$5,462
End of period:
Cash and cash equivalents	$4,863	$7,790
Restricted cash	—	65
Cash, cash equivalents and restricted cash	$4,863	$7,855
9. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.
Environmental Matters
A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2019.

10. SUBSEQUENT EVENTS
Merger Transaction
On July 15, 2019, the Company, Prologis, L.P., a Delaware limited partnership (“Parent”), and Rockies Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity (the “Surviving Entity”) and as a subsidiary of Parent. Upon the completion of the Merger, the separate existence of Merger Sub will cease. The Company’s minority ownership interests in its two unconsolidated joint venture partnerships—BTC I Partnership and BTC II Partnership (together, the “BTC Partnerships”)—will be excluded from the Merger pursuant to a transaction elected by the Company as described below. The board of directors of the Company (the “Company Board”) has unanimously approved the Merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement.
Pursuant to the terms and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Class A Common Share, $0.01 par value per share, of the Company (the “Class A Common Shares”) issued and outstanding immediately prior to the Effective Time and each Class T Common Share, $0.01 par value per share, of the Company (the “Class T Common Shares” and together with the Class A Common Shares, the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time, will automatically be converted into the right to receive an amount in cash equal to $12.44 per share (the “Per Share Merger Consideration”), which may be reduced as a result of adjustments contemplated in the Merger Agreement in connection with the Specified Transactions (described below), without interest, but subject to any withholding required under applicable tax law. Immediately prior to the Effective Time, all restricted stock awards granted pursuant to the Company Equity Incentive Plan, dated as of July 16, 2013, or the Company Private Placement Equity Incentive Plan, effective as of February 26, 2015 (the “Company Restricted Stock”), that are outstanding immediately prior to the Effective Time will automatically become fully vested and free of any forfeiture restrictions (whether or not then vested or subject to any performance condition that has not been satisfied). At the Effective Time, each share of Company Restricted Stock will be considered (to the extent that such share of Company Restricted Stock is not otherwise considered to be outstanding) an outstanding share of Company Common Stock for all purposes of the Merger Agreement, including the right to receive the Per Share Merger Consideration.
In addition, immediately prior to the Effective Time, each special partnership unit of the Operating Partnership will be redeemed by the Operating Partnership in exchange for the receipt by the holder thereof (the “Special OP Unitholder”) of a number of partnership units of the Operating Partnership (“OP Units”) as determined in accordance with the terms of the limited partnership agreement of the Operating Partnership (the “Special Partnership Unit Redemption”). Immediately after the Special Partnership Unit Redemption but prior to the Effective Time, each OP Unit received as part of the Special Partnership Unit Redemption will automatically be converted into one Class A Common Share.
In accordance with the terms, conditions and limitations set forth in the Merger Agreement, no later than August 14, 2019, the Company will provide written notice to Parent of its election to take one of the following actions with respect to the Company’s interests in the entities (collectively, the “BTC Entities”) that hold the Company’s limited partnership and general partnership interests in the BTC Partnerships: (i) sell or otherwise transfer all of the Company’s equity interests in the BTC Entities to any person (a “BTC Sale”) and distribute the proceeds of such sale (less any amount expended by the Company or any of its subsidiaries in connection with such sale) to the stockholders of the Company; (ii) contribute the equity interests in all of the subsidiaries of the Company (other than the BTC Entities, the Operating Partnership and IPT Real Estate Holdco LLC, which would remain subsidiaries of the Company) to up to three newly formed subsidiaries of the Operating Partnership (each, a “New Holdco”), and effect a business combination through the merger of up to three affiliates of Parent with and into each New Holdco, with each New Holdco surviving such merger as a wholly owned subsidiary of Parent (an “Alternative Transaction”), and following the closing of each merger, cause the net proceeds of such disposition (as determined in accordance with the Merger Agreement) to be distributed to the stockholders of the Company; or (iii) contribute the equity interests in the BTC Entitles to a newly formed subsidiary of the Operating Partnership (“BTC Spinco”) and thereafter distribute the equity interests in BTC Spinco to the Special OP Unitholder and the stockholders of the Company (a “BTC Spinoff,” and together with a BTC Sale and an Alternative Transaction, the “Specified Transactions”). If the Company does not make such election prior to August 14, 2019, the Company will be deemed to have elected an Alternative Transaction. If the Company elects a BTC Spinoff or a BTC Sale, but such transaction has not been consummated by the date that the closing of the Merger would otherwise be required to occur in accordance with the terms of the Merger Agreement, the Company may postpone the closing of the Merger until a date specified by the Company that is no later than February 28, 2020. Further, if the Company elects a BTC Sale and at the contemplated closing of such BTC Sale the purchaser in such BTC Sale fails to close such BTC Sale, or if the Company elects a BTC Spinoff or a BTC Sale and such transaction has not been consummated by February 28, 2020, then, in each case, the closing of the Merger will be automatically postponed until such date mutually agreed by the Company and Parent that is no later than March 31, 2020, and the Company, Parent and Merger Sub shall engage in an Alternative Transaction.
In the case of a BTC Spinoff, the Per Share Merger Consideration will be proportionately reduced by the sum of (x) the amount of indebtedness incurred by the Operating Partnership and contributed to BTC Spinco prior to a BTC Spinoff and (y) the aggregate amount of out-of-pocket costs incurred by the Company and its subsidiaries solely in connection with a BTC Spinoff that would not otherwise have been incurred had a BTC Spinoff not occurred. Additionally, in connection with a BTC Spinoff, BTC Spinco will be required, for a period of 18 months and subject to a cap of $25.0 million, to indemnify the Company for any losses or liability incurred by the Company solely as a result of a BTC Spinoff that the Company would not have incurred in the absence of a BTC Spinoff (excluding any liability which would not have existed had the Company merged with and into Merger Sub with Merger Sub surviving). In the event that the Company elects to engage in an Alternative Transaction, the Company, Parent and Merger Sub will amend the Merger Agreement to reflect the transactions contemplated by an Alternative Transaction. In the event that the Company engages in a BTC Sale, the Company will obtain, for the benefit of the Company and its subsidiaries, representation and warranty insurance to cover any post-closing liabilities for breach of representations and warranties (unless such BTC Sale is consummated on an “as is, where is” basis).
The Company and Parent each have made certain customary representations and warranties in the Merger Agreement and have agreed to customary covenants including, among others, with respect to the conduct of business of the Company and its subsidiaries prior to the closing and covenants prohibiting the Company and its subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions.
Prior to the approval of the Merger by the Company’s stockholders, the Company Board may in certain circumstances adopt, approve or declare advisable certain alternative business combination transactions or take similar actions in accordance with its obligations under applicable law, subject to complying with specified notice and other conditions set forth in the Merger Agreement, including the payment of a termination fee described below.
The Merger Agreement requires the Company to convene a stockholders’ meeting for purposes of obtaining the approval of the holders of a majority of the outstanding shares of Company Common Stock and to prepare and file a proxy statement with the SEC with respect to such meeting as promptly as reasonably practicable after the date of the Merger Agreement, which proxy statement will contain, subject to certain exceptions, the Company Board’s recommendation that the Company’s stockholders vote in favor of the Merger. The proxy statement will be mailed to holders of shares of Company Common Stock following SEC clearance of the proxy statement, and, if the Company elects a BTC Spinoff, following SEC clearance of certain documentation relating to such BTC Spinoff.
The completion of the Merger is subject to a number of conditions, including, among others: (i) approval of the Merger by the requisite vote of stockholders as of the record date for the special meeting of stockholders; (ii) the accuracy of the Company’s and Parent’s representations and warranties as of the closing of the Merger, subject to certain materiality, material adverse effect and other exceptions; (iii) the Company and Parent having performed in all material respects all obligations and complied in all material respects with all agreements and covenants required under the Merger Agreement; (iv) the absence of a material adverse effect on the Company; and (v) the receipt by Parent of a tax opinion relating to the REIT status of the Company and, in the event the Company elects to engage in a BTC Spinoff, a tax opinion relating to the REIT status of BTC Spinco. The obligations of the parties to consummate the Merger are not subject to any financing condition or the receipt of any financing by Parent or Merger Sub.
The Merger Agreement may be terminated under certain circumstances, including: (A) by mutual written consent of the parties; (B) by either party (1) if the Merger has not been consummated on or before February 28, 2020 (the “Outside Date”), so long as the failure of the Merger to be consummated by the Outside Date was not caused by the terminating party’s failure to comply with any provision of the Merger Agreement (provided that if the Company elects a BTC Sale or a BTC Spinoff and on the date of the Outside Date a BTC Sale or a BTC Spinoff, as the case may be, has not been consummated, then in either case, the Outside Date will automatically be extended to March 31, 2020), (2) if a final and non-appealable order is entered, or any other action is taken, by any governmental authority of competent jurisdiction permanently restraining or otherwise prohibiting the Merger, so long as the order or other action was not caused by the terminating party’s failure to comply with any provision of the Merger Agreement, or (3) upon a failure of the Company to obtain approval of the requisite vote of its stockholders; (C) by Parent if (1) the Company has breached its representations and warranties or covenants and agreements, and the breach results in a failure of the applicable closing condition with respect to its representations and warranties or covenants and agreements that cannot be cured (or, if capable of cure, is not cured) by either forty-five (45) days after written notice of such breach or two (2) Business Days prior to the Outside Date, whichever is earlier (subject to certain exceptions) or (2) the Company Board effects a change in its recommendation to the Company’s stockholders, the Company Board approves, publicly recommends or enters into a definitive alternative acquisition agreement, or the Company willfully and materially breaches certain covenants related to the non-solicitation of alternative acquisition agreements; or (D) by the Company if (1) Parent has breached its representations and warranties or covenants and agreements, and the breach results in a failure of the applicable closing condition with respect to its representations and warranties or covenants and agreements that cannot be cured (or, if capable of cure, is not cured) by either forty-five (45) days after written notice of such breach or two (2) Business Days prior to the Outside Date, whichever is earlier (subject to certain exceptions) or (2) the Company Board determines to enter into a definitive alternative acquisition agreement to implement a superior business combination proposal, subject to the satisfaction of conditions set forth in the Merger Agreement. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay to Parent a termination fee of $65.0 million, provided that if the requisite approval of the Merger by the Company’s stockholders has not been obtained on or before January 15, 2020, then the termination fee shall be $96.0 million.
In connection with the consummation of the Merger, the Company expects to pay to the Advisor the asset management fee payable in connection with a disposition, as set forth in Section 9(b)(iii) of the Advisory Agreement, which will be equal to 2.5% of the “Contract Sales Price” as defined in the advisory Agreement. The Contract Sales Price is the total consideration paid in connection with the Merger as more specifically set forth in the Advisory Agreement.
Distribution Reinvestment Plan and Share Redemption Program
In connection with the approval of the Merger, on July 15, 2019, the Company announced that the Company Board, including all of the Company’s independent directors, had voted to terminate the Company’s Third Amended and Restated Distribution Reinvestment Plan (the “DRIP”) and the Company’s Second Amended and Restated Share Redemption Plan (“SRP”), each termination effective as of the Effective Time. The Company Board, including all of the Company’s independent directors, also voted to suspend (i) the DRIP, effective as of the 10th day after July 15, 2019, through the earlier to occur of (A) the Effective Time and (B) the election by the Company or Parent, in each case in accordance with the terms of the Merger Agreement, to pursue an Alternative Transaction and (ii) indefinitely suspend the SRP effective as of 30th day after July 15, 2019.
 As a result of the suspension of the DRIP, any distributions paid after July 15, 2019 will be paid to the Company’s stockholders in cash. The suspension of the DRIP will not affect the payment of distributions to stockholders who previously received their distributions in cash. In addition, as a result of the suspension of the SRP, the Company will not process or accept any requests for redemption received after July 15, 2019.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•
Failure to obtain the requisite vote of stockholders required to consummate the proposed merger or the failure to satisfy the other closing conditions to the Merger or any of the other transactions contemplated by the Merger Agreement;

•	Risks related to disruption of management’s attention from our ongoing business operations due to the pendency of the Merger;

•	The effect of the announcement of the Merger on our ability to retain key personnel, maintain relationships with our customers and suppliers, and maintain our operating results and business generally;

•	The ability of third parties to fulfill their obligations relating to the proposed transaction, including providing financing under current financial market conditions;

•	The outcome of any legal proceedings that may be instituted against us and others related to the Merger Agreement;

•	Our ability to effectuate a transaction involving our minority ownership interest in our joint venture partnerships in accordance with the Merger Agreement on satisfactory terms or at all;

•	The risk that the Merger, or the other transactions contemplated by the Merger Agreement, may not be completed in the time frame expected by the parties or at all;

•	Our ability to locate and make investments in accordance with our business strategy;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to continue to qualify as a REIT.
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
On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including up to $1.5 billion in shares of common stock in our primary offering and $500.0 million in shares offered under our distribution reinvestment plan. On June 30, 2017, we terminated the primary portion of our initial public offering. On July 15, 2019, in connection with our announcement of the merger transaction described below, we suspended the offering of shares pursuant to our distribution reinvestment plan. As of June 30, 2019, we had raised gross proceeds of approximately $1.8 billion from the sale of 183.0 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for information concerning our distribution reinvestment plan offering.
As of June 30, 2019, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships, a total real estate portfolio that included 288 industrial buildings totaling approximately 50.0 million square feet located in 26 markets throughout the U.S., with 503 customers, and was 92.6% occupied (94.4% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of June 30, 2019:

•	277 industrial buildings totaling approximately 48.5 million square feet comprised our operating portfolio, which includes stabilized properties, and was 94.8% occupied (96.1% leased).

•
11 industrial buildings totaling approximately 1.5 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Of our total portfolio, we owned and managed 52 buildings totaling approximately 12.5 million square feet through our minority ownership interests in our joint venture partnerships (as described in “Note 3 to the Condensed Consolidated Financial Statements”). From January 2014 through June 30, 2019, we had acquired, either directly or through our minority ownership interests in our joint venture partnerships, 316 buildings comprised of approximately 53.5 million square feet for an aggregate total purchase price, including costs to complete development projects, of approximately $4.1 billion. We funded these acquisitions primarily with proceeds from our public offering, institutional equity and debt financings. In addition, since January 2014, we have disposed of, either directly or through our minority ownership interests in our joint venture partnerships, 28 buildings comprised of approximately 3.5 million square feet for an aggregate gross sales price of $315.8 million.
On July 15, 2019, we entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which we or our wholly owned subsidiaries will be acquired by an affiliate or affiliates of Prologis, Inc. (the “Merger”). The Merger will not include our minority ownership interests in our joint venture partnerships. Pursuant to the Merger Agreement, we may pursue alternatives to exclude these minority ownership interests from the transaction, which include: (i) our stockholders receiving an equity interest in a new entity holding the minority ownership interests; (ii) continued equity interest in the Company with solely the minority ownership interests remaining after the transaction; or (iii) a separate sale of the minority ownership interests. See “Note 10 to the Condensed Consolidated Financial Statements” for more information concerning the Merger. In connection with the announcement of the Merger, we have suspended our share redemption program and distribution reinvestment plan effective beginning with the third quarter of 2019 until, in the case of the distribution reinvestment plan, the earlier of the effective time of the Merger or the election or deemed election by us to pursue an “Alternative Transaction” (as defined in the Merger Agreement). In addition, each of the share redemption program and distribution reinvestment plan will terminate effective as of the closing of the Merger.
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
RESULTS OF OPERATIONS
Summary of 2019 Activities
During the six months ended June 30, 2019, we completed the following activities:

•
We directly acquired one industrial building and completed the development of one industrial building comprising an aggregate 0.2 million square feet and a total purchase price of approximately $16.8 million, including costs to complete development projects. Additionally, we sold two industrial buildings and one land parcel for proceeds of approximately $25.0 million. We recorded a total net gain of $6.1 million related to the disposal of these properties.

•
We, through our 20.0% ownership interest in the BTC I Partnership, completed the development of three industrial buildings comprising 0.3 million square feet for an aggregate total purchase price of approximately $34.9 million, including costs to complete development projects. Additionally, the BTC I Partnership sold two industrial buildings for proceeds of $20.4 million and recorded a gain of $5.6 million related to these disposals. As of June 30, 2019, the BTC I Partnership owned 37 industrial buildings totaling 9.7 million square feet.

•
We, through our 8.0% ownership interest in the BTC II Partnership, completed the development of two industrial buildings comprising 0.3 million square feet for an aggregate total purchase price of approximately $24.7 million, including costs to complete development projects. As of June 30, 2019, the BTC II Partnership owned 15 industrial buildings, totaling 2.8 million square feet.

•
As of June 30, 2019, we owned, either directly or through minority ownership interests in our joint venture partnerships, an additional eight buildings under construction totaling 1.9 million square feet and eleven buildings in the pre-construction phase for an additional 3.6 million square feet.

•
We leased approximately 6.1 million square feet, which included 3.5 million square feet of new and future leases and 2.6 million square feet of renewals through 63 separate transactions with an average annual base rent of $5.47 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Portfolio data:
Consolidated buildings	236	236	236
Unconsolidated buildings	52	49	46
Total buildings	288	285	282
Rentable square feet of consolidated buildings	37,469	37,455	37,566
Rentable square feet of unconsolidated buildings	12,521	12,148	10,424
Total rentable square feet	49,990	49,603	47,990
Total number of customers (1)	503	510	509
Percent occupied of operating portfolio (1)(2)	94.8%	95.2%	96.0%
Percent occupied of total portfolio (1)(2)	92.6%	89.0%	90.4%
Percent leased of operating portfolio (1)(2)	96.1%	95.5%	96.8%
Percent leased of total portfolio (1)(2)	94.4%	90.9%	91.6%

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

Results for the Three and Six Months Ended June 30, 2019 Compared to the Same Periods in 2018
The following table summarizes our results of operations for the three and six months ended June 30, 2019 as compared to the same periods in 2018. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 225 buildings totaling approximately 35.5 million square feet owned as of April 1, 2018, which portfolio represented 94.7% of total rentable square feet, 96.8% of total revenues, and 97.7% of net operating income for the three months ended June 30, 2019. The same store operating portfolio for the six month periods presented below included 221 buildings totaling approximately 35.2 million square feet owned as of January 1, 2018, which portfolio represented 93.9% of total consolidated rentable square feet as of June 30, 2019, and 95.5% of total revenues and 96.2% of net operating income for the six months ended June 30, 2019.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Rental revenues:
Same store operating properties	$60,288	$58,376	$1,912	3.3%	$119,116	$115,652	$3,464	3.0%
Other properties	1,997	1,580	417	26.4	5,678	3,198	2,480	77.5
Total rental revenues	62,285	59,956	2,329	3.9	124,794	118,850	5,944	5.0
Rental expenses:
Same store operating properties	(15,539)	(15,041)	(498)	(3.3)	(31,288)	(30,189)	(1,099)	(3.6)
Other properties	(942)	(654)	(288)	(44.0)	(2,256)	(1,312)	(944)	(72.0)
Total rental expenses	(16,481)	(15,695)	(786)	(5.0)	(33,544)	(31,501)	(2,043)	(6.5)
Net operating income:
Same store operating properties	44,749	43,335	1,414	3.3	87,828	85,463	2,365	2.8
Other properties	1,055	926	129	13.9	3,422	1,886	1,536	81.4
Total net operating income	45,804	44,261	1,543	3.5	91,250	87,349	3,901	4.5
Other income and (expenses):
Real estate-related depreciation and amortization	(26,499)	(28,182)	1,683	6.0	(53,267)	(56,053)	2,786	5.0
General and administrative expenses	(3,242)	(2,427)	(815)	(33.6)	(5,462)	(5,280)	(182)	(3.4)
Asset management fees, related party	(6,042)	(5,947)	(95)	(1.6)	(12,061)	(12,112)	51	0.4
Equity in income of unconsolidated joint venture partnerships	1,231	226	1,005	NM	1,612	1,279	333	26.0
Interest expense and other	(13,250)	(12,382)	(868)	(7.0)	(26,536)	(24,064)	(2,472)	(10.3)
Net gain on disposition of real estate properties	6,083	—	6,083	100.0	6,083	—	6,083	100.0
Total other income and (expenses)	(41,719)	(48,712)	6,993	14.4	(89,631)	(96,230)	6,599	6.9
Net income (loss)	4,085	(4,451)	8,536	NM	1,619	(8,881)	10,500	NM
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$4,085	$(4,451)	$8,536	NM	$1,619	$(8,881)	$10,500	NM
Weighted-average shares outstanding	177,591	176,183	1,408		177,336	175,876	1,460
Net income (loss) per common share - basic and diluted	$0.02	$(0.03)	$0.05		$0.01	$(0.05)	$0.06

NM = Not meaningful
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $2.3 million, or 3.9%, and $5.9 million, or 5.0% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, due to an increase in both same store rental revenues and non-same store rental revenues. Same store rental revenues increased by $1.9 million, or 3.3%, and $3.5 million, or 3.0%, for the three and six months ended June 30, 2019, respectively as compared to the same periods in 2018, primarily due to higher rental rates for new leases and renewals, as well as a slight increase in the average occupancy rate for the same store operating portfolio from 96.8% to 97.6% and 97.0% to 97.4% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. Non-same store rental revenues increased by $0.4 million and $2.5 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to the lease-up activity in mid-to-late 2018 in certain of our non-same store properties, which resulted in a full period of stabilized property operations for the three and six months ended June 30, 2019.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $0.8 million, or 5.0% for the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to higher real estate taxes in both our same store and non-same store portfolios. For the six months ended June 30, 2019, total rental expenses increased by approximately $2.0 million, or 6.5%, as compared to the same period in 2018, primarily due to an increase in repairs and maintenance, including higher snow removal costs, as well as higher real estate taxes in both our same store and non-same store portfolios.
Other Income and Expenses. The net amount of other income and expenses, in aggregate, decreased by approximately $7.0 million, or 14.4%, and $6.6 million, or 6.9%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to:

•	a net gain on disposition of real estate properties of $6.1 million related to the disposition of two buildings and one land parcel in the second quarter of 2019;

•
a decrease in real estate-related depreciation and amortization expense of $1.7 million and $2.8 million for the three and six months ended June 30, 2019, respectively, that was driven by certain intangible lease assets that reached full amortization during the second quarter of 2018 and the first and second quarters of 2019; and

•
an increase in our proportionate share of the income of our unconsolidated joint venture partnerships of $1.0 million and $0.3 million for the three and six months ended June 30, 2019, respectively, primarily related to our share of the net gains related to the disposition of certain real estate properties of our unconsolidated joint venture partnerships.

Partially offset by:

•
an increase in interest expense of $0.9 million and $2.5 million for the three and six months ended June 30, 2019, respectively, primarily due to: (i) higher average net borrowings under our line of credit for the three and six months ended June 30, 2019 of $26.2 and $39.1 million, respectively; and (ii) a higher aggregate weighted-average interest rate of 3.25% as of June 30, 2019, as compared to 3.18% as of June 30, 2018.

ADDITIONAL MEASURES OF PERFORMANCE
Net Income (Loss) and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2019, GAAP net income attributable to common stockholders was $4.1 million and $1.6 million, respectively, as compared to GAAP net loss attributable to common stockholders of $4.5 million and $8.9 million, respectively, for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, NOI increased 3.5% to $45.8 million and 4.5% to $91.3 million, respectively, as compared to $44.3 million and $87.3 million, respectively, for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, same store NOI was $44.7 million, up 3.3%, and $87.8 million, up 2.8%, respectively, as compared to $43.3 million and $85.5 million, respectively, for the three and six months ended June 30, 2018. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses, interest expense and net gain on disposition of real estate properties. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our calculation of NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three and six months ended June 30, 2019 and 2018.

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)
We believe that FFO and MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income (loss) or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
We use FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio, and (ii) evaluate potential performance to determine liquidity event strategies. Although some REITs may present similar measures differently from us, we believe FFO and MFFO generally facilitate a comparison to other REITs that have similar operating characteristics to us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net income (loss) or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO and MFFO.

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and MFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
GAAP net income (loss) attributable to common stockholders	$4,085	$(4,451)	$1,619	$(8,881)
GAAP net income (loss) per common share	$0.02	$(0.03)	$0.01	$(0.05)
Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net income (loss) attributable to common stockholders	$4,085	$(4,451)	$1,619	$(8,881)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	26,499	28,182	53,267	56,053
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	1,302	1,085	2,413	1,974
Net gain on disposition of real estate properties	(6,083)	—	(6,083)	—
Our share of net (gain) loss on disposition of real estate properties of unconsolidated joint venture partnerships, and sell down of joint venture partnership ownership interest	(1,075)	9	(1,075)	(586)
NAREIT FFO attributable to common stockholders	$24,728	$24,825	$50,141	$48,560
NAREIT FFO per common share	$0.14	$0.14	$0.28	$0.28
Reconciliation of NAREIT FFO to MFFO:
NAREIT FFO attributable to common stockholders	$24,728	$24,825	$50,141	$48,560
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(1,510)	(2,535)	(3,097)	(5,050)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture partnerships	(596)	(391)	(822)	(857)
MFFO attributable to common stockholders	$22,622	$21,899	$46,222	$42,653
MFFO per common share	$0.13	$0.12	$0.26	$0.24
Weighted-average shares outstanding	177,591	176,183	177,336	175,876
We believe that (i) our FFO of $24.7 million, or $0.14 per share, as compared to the total gross distributions declared (which were paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $25.3 million, or $0.14 per share, for the three months ended June 30, 2019; and (ii) our FFO of $50.1 million, or $0.28 per share, as compared to the total gross distributions declared (which were paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $50.5 million, or $0.29 per share, for the six months ended June 30, 2019 should be indicative of future performance as we are no longer raising capital and are no longer in the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which have been paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include, and will continue to include, cash flows generated from operating activities, funds provided by debt financings and refinancings, and net proceeds from asset sales. Our principal uses of funds are, and will continue to be, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity and capital requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Total cash provided by (used in):
Operating activities	$47,878	$47,766
Investing activities	(2,965)	(43,451)
Financing activities	(45,813)	(1,922)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(900)	$2,393
Cash provided by operating activities during the six months ended June 30, 2019 increased by approximately $0.1 million as compared to the same period in 2018, primarily due to an increase in property operations, which was partially offset by a decrease in cash from working capital. Cash used in investing activities during the six months ended June 30, 2019 decreased by approximately $40.5 million as compared to the same period in 2018, primarily due to: (i) proceeds received from the disposition of real estate properties of $25.0 million during the six months ended June 30, 2019, as compared to no dispositions during the same period in 2018; (ii) a decrease in our acquisition, capital expenditure and development activity in the amount of $10.9 million; and (iii) a decrease in our investment in unconsolidated joint venture partnerships of $6.3 million, as compared to the same period in 2018, which was partially offset by net proceeds of $4.2 million relating to the sale of a portion of our joint venture partnership ownership interest in 2018. Cash used in financing activities during the six months ended June 30, 2019 increased by approximately $43.9 million compared to the same period in 2018 primarily due to a decrease in our net borrowing activity of $40.2 million, as well as an increase in payments for redemptions of our common stock of $2.4 million.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of June 30, 2019, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had: (i) approximately $320.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.32%, which includes the effect of the interest rate swap agreements related to $150.0 million in borrowings under our line of credit; and (ii) $500.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.04%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were both $179.5 million. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of June 30, 2019, we had property-level borrowings of approximately $720.6 million outstanding with a weighted-average remaining term of 4.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreement relating to our $94.7 million variable-rate mortgage note. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with our debt covenants as of June 30, 2019.
Distributions. We intend to continue to make distributions on a quarterly basis. For the six months ended June 30, 2019, 53.9% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 46.1% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the

Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, net proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board of directors. For the third quarter of 2019, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the third quarter of 2019 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Distributions for the third quarter of 2019 will be aggregated and paid in cash on a date determined by us that is no later than October 15, 2019. As noted above, in connection with the announcement of the Merger, we have suspended our distribution reinvestment plan beginning with distributions for the third quarter of 2019.
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
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities		Proceeds from DRIP Shares (1)		Gross Distributions (2)
2019
June 30	$13,706	54.2%	$11,588	45.8%	$25,294
March 31	13,523	53.6	11,699	46.4	25,222
Total	$27,229	53.9%	$23,287	46.1%	$50,516
2018
December 31	$13,333	52.9%	$11,863	47.1%	$25,196
September 30	13,230	52.7	11,897	47.3	25,127
June 30	13,126	52.3	11,980	47.7	25,106
March 31	12,937	51.7	12,086	48.3	25,023
Total	$52,626	52.4%	$47,826	47.6%	$100,452

(1)
Historically, stockholders may have elected to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan. However, in connection with the announcement of the Merger, we have suspended our distribution reinvestment plan beginning with the third quarter of 2019 until the earlier of the effective time of the Merger or the election or deemed election by us to pursue an “Alternative Transaction” (as defined in the Merger Agreement). See “Note 10 to the Condensed Consolidated Financial Statements” for more information concerning the immediate suspension of our distribution reinvestment plan in connection with the Merger.

(2)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of our public offering.
For the six months ended June 30, 2019, our cash flows provided by operating activities on a GAAP basis were $47.9 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $50.5 million. For the six months ended June 30, 2018, our cash flows provided by operating activities on a GAAP basis were $47.8 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $50.1 million.
Refer to “Note 6 to the Condensed Consolidated Financial Statements” for further detail on distributions.
Redemptions. For the six months ended June 30, 2019 and 2018, we received eligible redemption requests related to approximately 1.2 million and 1.4 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $11.5 million, or an average price of $9.90 per share, and approximately $14.1 million, or an average price of $9.78 per share, respectively. We were not obligated to redeem shares of our common stock under the share redemption program. We have limited the number of shares redeemed during any calendar quarter to the “Quarterly Redemption Cap” which equals the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter; and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. However, our share redemption program provided that to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan were not at a level sufficient to fund redemption requests, subject to the limitations discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” our board of directors retained the right, but was not obligated to, redeem additional shares if, in its sole discretion, it determined that it was in our best interest to do so, provided that we would not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. In addition, our board of directors had reserved the right to apply the Quarterly Redemption Cap on a per class basis as described in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program.”
On July 15, 2019, we announced that our board of directors had voted to terminate our share redemption program, effective as of the effective time of the Merger described in “Note 10 to the Condensed Consolidated Financial Statements” and that our board of directors has suspended our share redemption program beginning with the third quarter of 2019.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2018 was disclosed in our 2018 Form 10-K. Except as otherwise disclosed in “Note 4 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. As of June 30, 2019, our critical accounting estimates have not changed from those described in our 2018 Form 10-K.
SUBSEQUENT EVENTS
Merger Transaction
See “Note 10 to the Condensed Consolidated Financial Statements” for more information concerning the Merger and related transactions.
Distribution Reinvestment Plan and Share Redemption Program
See “Note 10 to the Condensed Consolidated Financial Statements” for more information concerning the suspension of our distribution reinvestment plan and share redemption program in connection with the announcement of the Merger, beginning with the third quarter of 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2019, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of June 30, 2019, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, $350.0 million of borrowings under one of our term loans, and $720.6 million under our mortgage notes, which, in the aggregate, represented approximately 79.2% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated, or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2019, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.2 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2019. Based on the underlying structure of the debt instrument and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of June 30, 2019, our consolidated variable interest rate debt consisted of $170.0 million of borrowings under our line of credit and $150.0 million of borrowings under one of our term loans, which combined represented approximately 20.8% of our total consolidated debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $320.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2019, would change our annual interest expense by approximately $0.8 million.
Derivative Instruments. As of June 30, 2019, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $594.7 million. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
With the exception of the risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2018 Form 10-K.
RISKS RELATED TO THE MERGER
There is no assurance that the Merger or an Alternative Transaction will be consummated.
There can be no assurance that the Merger or an “Alternative Transaction” (as defined in the Merger Agreement) will be consummated or, if consummated, that certain terms may not change, including in the event we elect to pursue an Alternative Transaction. The Merger Agreement is subject to a number of conditions that might prevent a closing of the Merger or an Alternative Transaction including, but not limited to, obtaining the approval of our stockholders.  Moreover, the Merger Agreement contemplates that we may pursue one of several transactions to exclude our minority ownership interests in our joint venture partnerships from the Merger (including by pursuing an Alternative Transaction in lieu of the Merger), and there can be no assurances that such a transaction can or will be effectuated in accordance with the Merger Agreement on satisfactory terms or at all, which could impact the timing of and our ability to close under the Merger Agreement. In addition, the Merger Agreement may be terminated by either party under certain circumstances. In connection with the termination of the Merger Agreement under certain circumstances, we would be required to pay a termination fee of $65.0 million, provided that if the requisite approval by our stockholders has not been obtained on or before January 15, 2020, then the termination fee will be $96.0 million. Accordingly, there can be no assurance that the Merger or an Alternative Transaction will be consummated according to the terms described herein or at all, and if it fails to close, we may be liable for a significant termination fee.
Failure to complete the Merger or an Alternative Transaction could negatively affect our future business and financial results.
If the Merger or an Alternative Transaction is not completed, our ongoing business could be adversely affected, and it would be subject to a variety of risks associated with the failure to complete such transaction, including the following:

•
Being required, under certain circumstances, to pay a termination fee of $65.0 million, provided that if the requisite approval by our stockholders has not been obtained on or before January 15, 2020, then the termination fee will be $96.0 million;

•	Incurrence of substantial costs in connection with the Merger and related transactions, such as legal, accounting, financial advisory, filing, printing and mailing fees;

•
Diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger or an Alternative Transaction, or any other related transaction with respect to our minority ownership interests in our joint venture partnerships; and

•	Reputational harm due to the adverse perception of any failure to successfully complete the Merger or an Alternative Transaction.
If the Merger or an Alternative Transaction is not completed, these risks could negatively affect our business and financial results.  In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the Merger or an Alternative Transaction to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
The Merger Agreement contains provisions that could discourage a potential competing acquirer or could result in any competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or knowingly facilitate any acquisition proposal. With respect to any written, bona fide acquisition proposal that we receive, Prologis, L.P. generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Company Board may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, we may be required to pay a termination fee of $65.0 million, provided that if the requisite approval by our stockholders has not been obtained on or before January 15, 2020, then the termination fee will be $96.0 million.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the value proposed to be received or realized in the Merger or an Alternative Transaction, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
Lawsuits in connection with the Merger and the other transactions contemplated by the Merger Agreement may be costly and may prevent the Merger and/or the other transactions contemplated by the Merger Agreement from being consummated or from being consummated within the expected timeframe.
Our stockholders may file lawsuits challenging the Merger, which may name the Company or the Board as defendants. As of the date of this Quarterly Report, no such lawsuits challenging the Merger were pending, or to our knowledge, threatened. However, if such a lawsuit is filed, we cannot assure you as to the outcome of any such lawsuits, including the amount of costs associated with defending any such claims or any other liabilities that may be incurred in connection with such claims. If any plaintiffs are successful in obtaining an injunction prohibiting us from consummating the Merger, such an injunction may delay the Merger or prevent it from being completed. Whether or not any plaintiff’s claim is successful, this type of litigation often results in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.
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
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. Current existing Special Priorities have been granted to: (i) Build-to-Core Industrial Partnership III LLC (“BTC III”), pursuant to which BTC III will be presented one out of every three qualifying development Industrial Investments (subject to the terms and conditions of the BTC III partnership agreement) until such time as capital commitments thereunder have been fully committed; (ii) Black Creek Industrial Fund LP (“BCIF”) pursuant to which BCIF will be presented one out of every three potential development Industrial Investments, one out of every five potential value-add Industrial Investments, and one out of every three potential core Industrial Investments (subject to terms and conditions of the BCIF partnership agreement) until such time as capital commitments accepted by BCIF on or prior to March 31, 2020 have been called or committed; and (iii) the BTC II Partnership pursuant to which the BTC II Partnership will be presented one out of every three qualifying development Industrial Investments (subject to terms and conditions of the BTC II Partnership agreement) until such time as capital commitments thereunder have been fully committed. The Sponsor or its affiliates may grant additional special priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Redemption Program
Prior to the suspension of the share redemption program in connection with the announcement of the Merger, subject to certain restrictions and limitations, a stockholder could redeem shares of our common stock for cash at a price that may have reflected a discount from the purchase price paid for the shares of common stock that were being redeemed. Shares of common stock must have been held for a minimum of one year, subject to certain exceptions.
After a stockholder held shares of our common stock for a minimum of one year, our share redemption program provided a limited opportunity for a stockholder to have its shares of common stock redeemed, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price of the shares of our common stock that were being redeemed and the amount of the discount (the “Holding Period Discount”) varied based upon the length of time that our stockholders had held their shares of our common stock subject to redemption, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of the Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%
Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our redemption history.
The table below summarizes the redemption activity for the three months ended June 30, 2019:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
April 30, 2019	—	$—	—	—
May 31, 2019	—	—	—	—
June 30, 2019	575,266	10.01	575,266	—
Total	575,266	$10.01	575,266	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.
As noted elsewhere in this Quarterly Report, in connection with our announcement of the Merger, we have suspended our share redemption program, effective as of the third quarter of 2019 and we will terminate our share redemption program effective as of the effective time of the Merger.

ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of July 15, 2019, among Industrial Property Trust Inc., Prologis, L.P. and Rockies Acquisition LLC. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2019.

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

10.1*	Amended and Restated Advisory Agreement (2019), dated June 12, 2019, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

August 9, 2019	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

August 9, 2019	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)