Form 10-Q
period 2019-09-30
INDUSTRIAL PROPERTY TRUST INC.
filed 2019-11-12
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2019, there were 105,954,159 shares of the registrant’s Class A common stock and 72,043,322 shares of the registrant’s Class T common stock outstanding.

INDUSTRIAL PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Net investment in real estate properties	$2,602,043	$2,660,798
Investment in unconsolidated joint venture partnerships	121,552	113,869
Cash and cash equivalents	6,024	5,698
Restricted cash	—	65
Straight-line and tenant receivables, net	32,526	28,838
Due from affiliates	28	326
Other assets	15,137	22,030
Total assets	$2,777,310	$2,831,624
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$32,362	$22,801
Debt, net	1,546,229	1,538,824
Due to affiliates	390	217
Distributions payable	23,941	23,953
Distribution fees payable to affiliates	12,259	18,492
Other liabilities	38,651	46,979
Total liabilities	1,653,832	1,651,266
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 105,958 shares and 105,674 shares issued and outstanding, respectively	1,060	1,057
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 72,043 shares and 71,280 shares issued and outstanding, respectively	720	713
Additional paid-in capital	1,607,537	1,582,846
Accumulated deficit	(488,920)	(420,697)
Accumulated other comprehensive income	3,080	16,438
Total stockholders’ equity	1,123,477	1,180,357
Noncontrolling interests	1	1
Total equity	1,123,478	1,180,358
Total liabilities and equity	$2,777,310	$2,831,624
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues:
Rental revenues	$63,320	$60,664	$188,114	$179,514
Total revenues	63,320	60,664	188,114	179,514
Operating expenses:
Rental expenses	16,678	15,950	50,222	47,451
Real estate-related depreciation and amortization	25,972	27,934	79,239	83,987
General and administrative expenses	2,084	2,130	7,546	7,410
Asset management fees, related party	5,969	6,214	18,030	18,326
Total operating expenses	50,703	52,228	155,037	157,174
Other (income) expenses:
Equity in income of unconsolidated joint venture partnerships	(171)	(2,729)	(1,783)	(4,023)
Interest expense and other	12,933	12,875	39,469	36,939
Net gain on disposition of real estate properties	—	(141)	(6,083)	(126)
Total other expenses	12,762	10,005	31,603	32,790
Net (loss) income	(145)	(1,569)	1,474	(10,450)
Net loss (income) attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to common stockholders	$(145)	$(1,569)	$1,474	$(10,450)
Weighted-average shares outstanding	177,979	176,456	177,552	176,071
Net (loss) income per common share - basic and diluted	$0.00	$(0.01)	$0.01	$(0.06)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net (loss) income attributable to common stockholders	$(145)	$(1,569)	$1,474	$(10,450)
Change from cash flow hedging derivatives	(2,334)	81	(13,358)	6,376
Comprehensive loss attributable to common stockholders	$(2,479)	$(1,488)	$(11,884)	$(4,074)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of June 30, 2018	176,205	$1,762	$1,572,613	$(376,198)	$23,167	$1	$1,221,345
Net loss	—	—	—	(1,569)	—	—	(1,569)
Change from cash flow hedging derivatives	—	—	—	—	81	—	81
Issuance of common stock	1,091	11	11,968	—	—	—	11,979
Share-based compensation	—	—	317	—	—	—	317
Upfront offering costs	—	—	(137)	—	—	—	(137)
Trailing distribution fees	—	—	43	1,880	—	—	1,923
Redemptions of common stock	(790)	(8)	(6,080)	—	—	—	(6,088)
Distributions on common stock	—	—	—	(25,127)	—	—	(25,127)
Balance as of September 30, 2018	176,506	$1,765	$1,578,724	$(401,014)	$23,248	$1	$1,202,724
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of June 30, 2019	177,647	$1,777	$1,595,719	$(465,509)	$5,414	$1	$1,137,402
Net loss	—	—	—	(145)	—	—	(145)
Change from cash flow hedging derivatives	—	—	—	—	(2,334)	—	(2,334)
Issuance of common stock	937	9	11,583	—	—	—	11,592
Share-based compensation	—	—	339	—	—	—	339
Upfront offering costs	—	—	(143)	—	—	—	(143)
Trailing distribution fees	—	—	14	2,070	—	—	2,084
Redemptions of common stock	(583)	(6)	25	—	—	—	19
Distributions on common stock	—	—	—	(25,336)	—	—	(25,336)
Balance as of September 30, 2019	178,001	$1,780	$1,607,537	$(488,920)	$3,080	$1	$1,123,478
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of December 31, 2017	174,514	$1,745	$1,561,749	$(320,897)	$16,872	$1	$1,259,470
Net loss	—	—	—	(10,450)	—	—	(10,450)
Change from cash flow hedging derivatives	—	—	—	—	6,376	—	6,376
Issuance of common stock	3,433	34	36,252	—	—	—	36,286
Share-based compensation	—	—	1,201	—	—	—	1,201
Upfront offering costs	—	—	(397)	—	—	—	(397)
Trailing distribution fees	—	—	51	5,589	—	—	5,640
Redemptions of common stock	(1,441)	(14)	(20,132)	—	—	—	(20,146)
Distributions on common stock	—	—	—	(75,256)	—	—	(75,256)
Balance as of September 30, 2018	176,506	$1,765	$1,578,724	$(401,014)	$23,248	$1	$1,202,724
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of December 31, 2018	176,954	$1,770	$1,582,846	$(420,697)	$16,438	$1	$1,180,358
Net income	—	—	—	1,474	—	—	1,474
Change from cash flow hedging derivatives	—	—	—	—	(13,358)	—	(13,358)
Issuance of common stock	3,005	30	35,126	—	—	—	35,156
Share-based compensation	—	—	1,463	—	—	—	1,463
Upfront offering costs	—	—	(557)	—	—	—	(557)
Trailing distribution fees	—	—	79	6,155	—	—	6,234
Redemptions of common stock	(1,958)	(20)	(11,420)	—	—	—	(11,440)
Distributions on common stock	—	—	—	(75,852)	—	—	(75,852)
Balance as of September 30, 2019	178,001	$1,780	$1,607,537	$(488,920)	$3,080	$1	$1,123,478
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Operating activities:
Net income (loss)	$1,474	$(10,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	79,239	83,987
Equity in income of unconsolidated joint venture partnerships	(1,783)	(4,023)
Straight-line rent and amortization of above- and below-market leases	(5,049)	(7,519)
Net gain on disposition of real estate properties	(6,083)	(126)
Other	3,285	2,137
Changes in operating assets and liabilities:
Tenant receivables and other assets	(3,645)	(1,679)
Accounts payable, accrued expenses and other liabilities	8,195	5,955
Due from / to affiliates, net	541	413
Net cash provided by operating activities	76,174	68,695
Investing activities:
Real estate acquisitions	(3,624)	(39,918)
Acquisition deposits	—	(130)
Proceeds from the disposition of real estate properties	24,978	580
Capital expenditures and development activities	(34,288)	(30,806)
Investment in unconsolidated joint venture partnerships	(8,577)	(14,931)
Distributions from joint venture partnerships	2,600	—
Net proceeds from sale of joint venture partnership ownership interest	—	4,235
Other	(1,898)	—
Net cash used in investing activities	(20,809)	(80,970)
Financing activities:
Proceeds from line of credit	69,000	117,000
Repayments of line of credit	(62,000)	(46,000)
Repayments of mortgage notes	(1,400)	(893)
Financing costs paid	—	(335)
Offering costs paid related to issuance of common stock	(627)	(435)
Distributions paid to common stockholders	(34,564)	(33,277)
Distribution fees paid	(6,137)	(5,588)
Redemptions of common stock	(19,376)	(18,822)
Net cash (used in) provided by financing activities	(55,104)	11,650
Net increase (decrease) in cash, cash equivalents and restricted cash	261	(625)
Cash, cash equivalents and restricted cash, at beginning of period	5,763	5,462
Cash, cash equivalents and restricted cash, at end of period	$6,024	$4,837

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
Asset Sale Transaction
On July 15, 2019, the Company announced that it had entered into an agreement and plan of merger (as amended and restated on August 20, 2019, the “Merger Agreement”) pursuant to which it or its wholly-owned real estate assets will be acquired by an affiliate or affiliates of Prologis, L.P. in an all cash transaction valued at approximately $3.99 billion, subject to certain transaction costs. On August 22, 2019, the Company announced that it had elected to structure the transaction as a sale of substantially all of IPT’s assets excluding its interests in its unconsolidated joint venture partnerships (the “Asset Sale”), and following the Asset Sale, the Company will continue to exist with its remaining assets consisting primarily of its minority ownership interests in its unconsolidated joint venture partnerships (as described in “Note 3”). Subject to the satisfaction of applicable closing conditions (including the receipt of the requisite approval of the Company’s stockholders), the Company expects the Asset Sale to close in January 2020. However, the Company can provide no assurances that the Asset Sale will be completed on the expected timeline or at all. For more information about the Asset Sale, see the Company’s definitive proxy statement filed with the SEC on October 21, 2019.
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
In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections” (“ASU 2019-07”), which updates various codification topics by clarifying or improving the disclosure requirements to align with the SEC’s regulations. The Company adopted this standard immediately upon its issuance. The adoption did not have a material effect on the Company’s consolidated financial statements.
2. INVESTMENT IN REAL ESTATE PROPERTIES
As of both September 30, 2019 and December 31, 2018, the Company’s consolidated investment in real estate properties consisted of 236 industrial buildings.

	As of
(in thousands)	September 30, 2019	December 31, 2018
Land	$784,469	$789,840
Building and improvements	1,965,368	1,956,788
Intangible lease assets	190,774	208,234
Construction in progress	25,315	16,071
Investment in real estate properties	2,965,926	2,970,933
Less accumulated depreciation and amortization	(363,883)	(310,135)
Net investment in real estate properties	$2,602,043	$2,660,798
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities, as of September 30, 2019 and December 31, 2018, include the following:

	As of September 30, 2019			As of December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$182,245	$(104,496)	$77,749	$197,976	$(104,054)	$93,922
Above-market lease assets (1)	8,529	(5,145)	3,384	10,258	(5,962)	4,296
Below-market lease liabilities (2)	(27,818)	16,047	(11,771)	(30,150)	15,056	(15,094)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.
Dispositions
During the nine months ended September 30, 2019, the Company sold two industrial buildings and one land parcel to third parties for proceeds of approximately $25.0 million. Total disposition fees paid to the Advisor in relation to the disposition of these properties were $0.7 million. Both buildings were located in the San Diego market and the land parcel was located in the Dallas market. The Company recorded a total net gain of $6.1 million related to the disposal of these properties.

Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of September 30, 2019 and December 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

	As of
(in thousands)	September 30, 2019	December 31, 2018
2019	$44,701	$175,852
2020	174,957	154,892
2021	156,543	132,190
2022	121,445	97,369
2023	92,473	72,016
Thereafter	159,941	120,814
Total	$750,060	$753,133
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,178	$1,614	$2,650	$4,724
Above-market lease amortization	(263)	(441)	(908)	(1,390)
Below-market lease amortization	1,037	1,296	3,307	4,185
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$18,921	$18,552	$56,493	$53,889
Intangible lease asset amortization	7,051	9,382	22,746	30,098
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

	As of				Investment in Unconsolidated Joint Venture Partnerships as of
	September 30, 2019		December 31, 2018
($ in thousands)	Ownership Percentage	Number of Buildings (1)	Ownership Percentage	Number of Buildings (1)	September 30, 2019	December 31, 2018
BTC I Partnership	20.0%	38	20.0%	36	$97,903	$97,128
BTC II Partnership	8.0%	17	8.0%	13	23,649	16,741
Total joint venture partnerships		55		49	$121,552	$113,869

(1)	Represents acquired or completed buildings.

The following is a summary of certain operating data of the BTC I Partnership:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Operating data:
Total revenues	$16,506	$12,310	$44,434	$35,172
Total operating expenses	11,519	9,352	31,772	26,886
Total other (expenses) income (1)	(3,884)	10,998	(2,618)	13,030
Net income	1,103	13,956	10,044	21,316

(1)
Includes a gain of $5.6 million for the nine months ended September 30, 2019 related to the disposal of two industrial buildings. There were no dispositions during the three months ended September 30, 2019. The three and nine months ended September 30, 2018 include a gain of $12.3 million and $17.1 million, respectively, related to the disposal of one industrial building for the three months ended September 30, 2018 and three industrial buildings for the nine months ended September 30, 2018.

4. DEBT
The Company’s consolidated indebtedness is currently comprised of borrowings under its line of credit, term loans and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. Substantially all of the Company’s debt is expected to be repaid in connection with the closing of the Asset Sale. A summary of the Company’s debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	September 30, 2019	December 31, 2018	Maturity Date	September 30, 2019	December 31, 2018
Line of credit (1)	2.99%	3.38%	January 2020	$331,000	$324,000
Term loan (2)	2.50%	2.65%	January 2021	350,000	350,000
Term loan (3)	3.42%	4.05%	May 2022	150,000	150,000
Fixed-rate mortgage notes (4)	3.36%	3.36%	July 2020 - December 2025	720,126	721,526
Total principal amount / weighted-average (5)	3.09%	3.27%		$1,551,126	$1,545,526
Less unamortized debt issuance costs				$(4,897)	$(6,702)
Total debt, net				$1,546,229	$1,538,824
Gross book value of properties encumbered by debt				$1,152,118	$1,147,963

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) multiplied by a statutory reserve rate plus a margin ranging from 1.40% to 2.30%; or (ii) an alternative base rate plus a margin ranging from 0.40% to 1.30%, each depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this line of credit. As of September 30, 2019, the unused and available portions under the line of credit were both $169.0 million. The line of credit is available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

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

(4)
Interest rates range from 2.94% to 3.65%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $94.2 million and $95.6 million as of September 30, 2019 and December 31, 2018, respectively. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(5)	The weighted-average remaining term of the Company’s consolidated debt was approximately 2.8 years as of September 30, 2019, excluding any extension options on the line of credit.
As of September 30, 2019, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2019	$—	$—	$791	$791
2020	331,000	—	15,259	346,259
2021	—	350,000	6,047	356,047
2022	—	150,000	83,579	233,579
2023	—	—	190,472	190,472
Thereafter	—	—	423,978	423,978
Total principal payments	$331,000	$500,000	$720,126	$1,551,126

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
Debt Covenants
The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with its debt covenants as of September 30, 2019.
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
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. The gain or loss on the derivative instrument is presented in the same line item on the condensed consolidated statement of operations as the earnings effect of the hedged item.
Substantially all of the Company’s debt is expected to be repaid in connection with the closing of the Asset Sale. Assuming the debt remains outstanding during the next 12 months, the Company estimates that approximately $3.4 million would be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets:

($ in thousands)	Number of Contracts	Notional Amount	Balance Sheet Location	Fair Value
As of September 30, 2019
Interest rate swaps	11	$594,227	Other assets	$3,080
As of December 31, 2018
Interest rate swaps	11	$595,626	Other assets	$16,438

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Derivative Instruments Designated as Cash Flow Hedges
(Loss) gain recognized in AOCI	$(522)	$1,664	$(7,282)	$10,081
Gain reclassified from AOCI into interest expense	(1,812)	(1,583)	(6,076)	(3,705)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	12,933	12,875	39,469	36,939
5. FAIR VALUE
The Company estimates the fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that the Company would realize upon disposition of its financial instruments.
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2019
Assets
Derivative instruments	$—	$3,080	$—	$3,080
Total assets measured at fair value	$—	$3,080	$—	$3,080
As of December 31, 2018
Assets
Derivative instruments	$—	$16,438	$—	$16,438
Total assets measured at fair value	$—	$16,438	$—	$16,438
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
Nonrecurring Fair Value of Financial Measurements
As of September 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2019		As of December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Line of credit	$331,000	$331,000	$324,000	$324,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	720,126	726,544	721,526	698,603

6. STOCKHOLDERS’ EQUITY
Distribution Reinvestment Plan Offering
On July 15, 2019, the Company announced that beginning with the third quarter of 2019, it has suspended the offering of shares pursuant to its distribution reinvestment plan in connection with the Company’s original announcement of the Merger Agreement described in “Note 1.” The Company had registered $311.9 million in shares of its common stock to be sold pursuant to its distribution reinvestment plan and immediately prior to suspending the distribution reinvestment plan, offered the shares at a price equal to the net asset value (“NAV”) per share most recently disclosed by the Company, which was $12.33 per share as of November 30, 2018. As of September 30, 2019, $216.3 million in shares remained available for sale pursuant to the Company’s distribution reinvestment plan. Following the closing of the Asset Sale, the Company currently expects to terminate the distribution reinvestment plan.
Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class A Shares	Class T Shares	Total Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of June 30, 2018	105,490	70,715	176,205
Issuance of common stock:
DRIP	647	431	1,078
Stock grants	18	—	18
Redemptions	(636)	(154)	(790)
Forfeitures	(5)	—	(5)
Balance as of September 30, 2018	105,514	70,992	176,506
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of June 30, 2019	105,860	71,787	177,647
Issuance of common stock:
DRIP	567	374	941
Redemptions	(465)	(118)	(583)
Forfeitures	(4)	—	(4)
Balance as of September 30, 2019	105,958	72,043	178,001
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of December 31, 2017	104,589	69,925	174,514
Issuance of common stock:
DRIP	1,958	1,308	3,266
Stock grants	180	—	180
Redemptions	(1,200)	(241)	(1,441)
Forfeitures	(13)	—	(13)
Balance as of September 30, 2018	105,514	70,992	176,506
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of December 31, 2018	105,674	71,280	176,954
Issuance of common stock:
DRIP	1,719	1,133	2,852
Stock grants	158	—	158
Redemptions	(1,588)	(370)	(1,958)
Forfeitures	(5)	—	(5)
Balance as of September 30, 2019	105,958	72,043	178,001

Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2019
September 30	$0.1425	$23,266	$—	$2,070	$25,336
June 30	0.1425	11,641	11,601	2,052	25,294
March 31	0.1425	11,490	11,699	2,033	25,222
Total	$0.4275	$46,397	$23,300	$6,155	$75,852
2018
December 31	$0.1425	$11,433	$11,863	$1,900	$25,196
September 30	0.1425	11,350	11,897	1,880	25,127
June 30	0.1425	11,262	11,980	1,864	25,106
March 31	0.1425	11,092	12,086	1,845	25,023
Total	$0.5700	$45,137	$47,826	$7,489	$100,452

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share and per Class T share of common stock. The quarterly distribution on Class T shares of common stock is reduced by the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis).

(2)	Distribution fees are paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares issued in the primary portion of the public offering only.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares.
Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018
Number of eligible shares redeemed	1,155	2,057
Aggregate dollar amount of shares redeemed	$11,440	$20,146
Average redemption price per share	$9.90	$9.79
In connection with the Company’s original announcement of the Merger Agreement described in “Note 1,” the Company has suspended its share redemption program, effective as of the third quarter of 2019. Following the closing of the Asset Sale, the Company currently expects to reinstate the share redemption program solely with respect to redemptions requested in connection with the death of a stockholder, subject to an aggregate cap for all stockholders of $1.0 million.

7. RELATED PARTY TRANSACTIONS
The table below summarizes the fees and expenses incurred by the Company for services provided by Industrial Property Advisors LLC (the “Advisor”) and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
					September 30, 2019	December 31, 2018
(in thousands)	2019	2018	2019	2018
Expensed:
Asset management fees (1)	$5,969	$6,010	$17,924	$17,916	$65	$69
Asset management fees related to dispositions (2)	—	221	764	427	—	—
Other expense reimbursements (3)	1,091	1,145	3,878	3,881	494	510
Total	$7,060	$7,376	$22,566	$22,224	$559	$579
Capitalized:
Acquisition fees	$—	$525	$73	$784	$—	$62
Development acquisition fees (4)	676	123	2,213	1,070	177	61
Total	$676	$648	$2,286	$1,854	$177	$123
Additional Paid-In Capital:
Offering costs	$143	$137	$557	$397	$—	$70
Distribution fees—current (5)	2,070	1,880	6,155	5,589	675	657
Distribution fees—trailing (5)	—	—	—	—	12,259	18,492
Total	$2,213	$2,017	$6,712	$5,986	$12,934	$19,219

(1)	Includes asset management fees other than asset management fees related to dispositions.

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

(3)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the amended and restated advisory agreement, dated June 12, 2019, by and among the Company, Industrial Property Operating Partnership LP (the “Operating Partnership”), and the Advisor, and are included in general and administrative expenses on the Company’s condensed consolidated statements of operations. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to activities for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its condensed consolidated statements of operations. The Company reimbursed the Advisor approximately $0.9 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $3.4 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively, related to these compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

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

Joint Venture Partnerships
For the three and nine months ended September 30, 2019, the joint venture partnerships (as described in “Note 3”) incurred in aggregate approximately $3.0 million and $6.7 million, respectively, in acquisition and asset management fees, which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements, as compared to $2.1 million and $5.6 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the Company had amounts due to the joint venture partnerships in aggregate of approximately $5,000, which were recorded in due to affiliates on the condensed consolidated balance sheets, and as of December 31, 2018, the Company had amounts due from the joint venture partnerships in aggregate of approximately $0.2 million, which were recorded in due from affiliates on the condensed consolidated balance sheets.
Reorganization in connection with the Asset Sale
See “Note 10” for information concerning the reorganization of the Sponsor’s and the Advisor’s interests in the Company in connection with and following the Asset Sale.
8. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Distributions payable	$23,941	$23,860
Distribution fees payable to affiliates	12,259	20,432
Distributions reinvested in common stock	35,163	36,288
Restricted Cash
Restricted cash consists of cash held in escrow in connection with certain financing requirements and tenant improvements. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown on the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Beginning of period:
Cash and cash equivalents	$5,698	$5,397
Restricted cash	65	65
Cash, cash equivalents and restricted cash	$5,763	$5,462
End of period:
Cash and cash equivalents	$6,024	$4,772
Restricted cash	—	65
Cash, cash equivalents and restricted cash	$6,024	$4,837

9. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.
Asset Sale Transaction
The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay to Prologis, L.P. a termination fee of $65.0 million, provided that if the requisite approval of the Asset Sale by the Company’s stockholders has not been obtained on or before January 15, 2020, then the termination fee shall be $96.0 million.
Environmental Matters
A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of September 30, 2019.

10. SUBSEQUENT EVENTS
Reorganization in connection with the Asset Sale
On October 7, 2019, the Company, the Operating Partnership, Industrial Property Advisors Group LLC (the “Sponsor”), the Advisor and Academy Partners Ltd. Liability Company, an affiliate of the Sponsor (“Academy Partners”), entered into a Master Reorganization and Transaction Agreement (the “Master Reorganization Agreement”) to engage in certain transactions to restructure the Sponsor’s and the Advisor’s interests in the Company in connection with and following the Asset Sale.
The Master Reorganization Agreement provides that the Company, the Operating Partnership and the Advisor enter into an amendment to the Amended and Restated Advisory Agreement (2019), dated as of June 12, 2019 (the “Advisory Agreement”), to reduce the advisory fees payable to the Advisor in connection with the Asset Sale by an amount equal to approximately $75.0 million. On October 7, 2019, the Company, the Operating Partnership and the Advisor entered into the Amendment to Amended and Restated Advisory Agreement (2019) (the “Advisory Agreement Amendment”). Pursuant to the Advisory Agreement Amendment, the parties thereto agreed that solely with respect to any disposition involving the properties owned 100% by the Operating Partnership (the “Wholly-Owned Portfolio”) (which disposition includes the Asset Sale), the asset management fee owed to the Advisor under the Advisory Agreement is reduced from 2.5% to 0.6203% of the “Contract Sales Price” (as defined in the Advisory Agreement). The Advisory Agreement Amendment also provides that the Company remains obligated to pay such asset management fee in the event that the Company consummates a disposition involving the Wholly-Owned Portfolio pursuant to one or more definitive agreements entered into during the term of the Advisory Agreement (including the Asset Sale), even if the Advisor is terminated by the Company without cause prior to the closing of such disposition.
The Master Reorganization Agreement also provides that the Company, the Operating Partnership and the Sponsor enter into an amendment to the Second Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP (the “Operating Partnership LPA”) to increase the profits interest of the Sponsor in the Operating Partnership. On October 7, 2019, the Company, the Operating Partnership and the Sponsor entered into the Amendment to Second Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP (the “LPA Amendment”). The LPA Amendment provides that, effective as of January 1, 2019, distributions of net sales proceeds will be made (i) with respect to the sale by the Company of its Wholly-Owned Portfolio: (A) first, 100% to the holders of limited partnership interests in the Operating Partnership in proportion to their ownership interest in the Operating Partnership until the Company and its stockholders have received cumulative distributions equal to their capital contributions plus a 6.5% per annum return (the “Distribution Hurdle Requirement”), and (B) second, 85% to the holders of limited partnership interests in the Operating Partnership in proportion to their ownership interest in the Operating Partnership and 15% to the Sponsor, as the special limited partner in the Operating Partnership, and (ii) thereafter, assuming the Distribution Hurdle Requirement has been previously met, 65% to the holders of limited partnership interests in the Operating Partnership in proportion to their ownership interest in the Operating Partnership and 35% to the Sponsor, as the special limited partner in the Operating Partnership.  In addition, the LPA Amendment provides that, effective as of January 1, 2019, distributions of cash other than net sales proceeds will be made (i) prior to the sale by the Company of its Wholly-Owned Portfolio, 100% to the holders of limited partnership interests in the Operating Partnership in proportion to their ownership interest in the Operating Partnership, and (ii) thereafter, 65% to the holders of limited partnership interests in the Operating Partnership in proportion to their ownership interest in the Operating Partnership and 35% to the Sponsor, as the special limited partner in the Operating Partnership.
The Master Reorganization Agreement also provides that, prior to the closing of the Asset Sale, the Sponsor will accept an assignment of all rights to the trademark and all related rights and goodwill, world-wide, to the mark “Industrial Properties Trust” (collectively, the “IPT Intellectual Property”) from Academy Partners and an assignment from the Advisor of all of its rights under the Advisory Agreement, and the Sponsor will assume the obligations of the Advisor under the Advisory Agreement. Following such actions and prior to the closing of the Asset Sale, the Sponsor has agreed to capitalize IPT Advisor LLC, an affiliate of the Sponsor (“New Advisor”), by contributing to it (i) the IPT Intellectual Property, (ii) the Advisory Agreement, and (iii) the Sponsor’s special limited partnership interests in the Operating Partnership. As a result of such contribution transactions, New Advisor will be the Company’s new external advisor and will be substituted for the Sponsor as the special limited partner in the Operating Partnership.
The Master Reorganization Agreement also contemplates that immediately following the closing of the Asset Sale, New Advisor will make an in-kind contribution to the Operating Partnership, in the form of an assignment of the IPT Intellectual Property, which IPT Intellectual Property the Company currently licenses from Academy Partners under a non-exclusive license terminable by either party on short notice. In exchange for such in-kind contribution of the IPT Intellectual Property, the Operating Partnership will issue to New Advisor a preferred equity capital interest in the Operating Partnership having a preference on distributions from the Operating Partnership equal to $10.0 million, which amount was determined by reference to the appraised fair market value of the IPT Intellectual Property (the “Preference”). In connection therewith, pursuant to the Master Reorganization Agreement, the Company and the Operating Partnership have agreed to amend and restate the Operating

Partnership LPA immediately following the closing of the Asset Sale to provide that distributions by the Operating Partnership will be made, after any distributions necessary to maintain the Company’s status as a real estate investment trust, (i) first, 100% to pay the Preference described above, and (ii) then, 65% to the holders of limited partnership interests in the Operating Partnership in proportion to their ownership interest in the Operating Partnership and 35% to the special limited partner in the Operating Partnership.
The Company relies on the Advisor to manage its day-to-day activities and to implement its investment strategy. The Advisor, New Advisor and Academy Partners are wholly-owned by the Sponsor. The Sponsor is the special limited partner in the Operating Partnership and owned 100 special partnership units in the Operating Partnership as of October 7, 2019. The Sponsor is presently directly or indirectly majority owned, controlled and/or managed by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker, Chairman of the board of directors of the Company, and/or their affiliates. Dwight L. Merriman III, chief executive officer and a director of the Company, Thomas G. McGonagle, chief financial officer of the Company, and Joshua J. Widoff, managing director, chief legal officer and secretary of the Company, each has an indirect ownership interest in the Sponsor. The agreements described above and the transactions contemplated thereby were unanimously approved by the independent directors of the Company’s board of directors.

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

•
Failure to obtain the requisite vote of stockholders required to consummate the proposed Asset Sale or the failure to satisfy the other closing conditions to the Asset Sale or any of the other transactions contemplated by the Merger Agreement;

•	Risks related to disruption of management’s attention from our ongoing business operations due to the pendency of the Asset Sale;

•
The effect of the announcement of the Asset Sale on our ability to retain key personnel, maintain relationships with our customers and suppliers, and maintain our operating results and business generally;

•	The ability of third parties to fulfill their obligations relating to the proposed transaction, including providing financing under current financial market conditions;

•	The outcome of any legal proceedings that may be instituted against us and others related to the Merger Agreement;

•	Our ability to effectuate a transaction involving our minority ownership interest in our joint venture partnerships on satisfactory terms or at all;

•	The risk that the Asset Sale, or the other transactions contemplated by the Merger Agreement, may not be completed in the time frame expected by the parties or at all;

•	Our ability to locate and make investments in accordance with our business strategy;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to continue to qualify as a REIT.
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
On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including up to $1.5 billion in shares of common stock in our primary offering and $500.0 million in shares offered under our distribution reinvestment plan. On June 30, 2017, we terminated the primary portion of our initial public offering. On July 15, 2019, in connection with our original announcement of the Merger Agreement transaction described below, we suspended the offering of shares pursuant to our distribution reinvestment plan. As of September 30, 2019, we had raised gross proceeds of approximately $1.9 billion from the sale of 184.0 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan.
As of September 30, 2019, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships, a total real estate portfolio that included 291 industrial buildings totaling approximately 51.4 million square feet located in 26 markets throughout the U.S., with 510 customers, and was 91.6% occupied (92.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.0 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of September 30, 2019:

•	281 industrial buildings totaling approximately 49.2 million square feet comprised our operating portfolio, which includes stabilized properties, and was 95.2% occupied (95.8% leased).

•
10 industrial buildings totaling approximately 2.2 million square feet comprised our development and value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Of our total portfolio, we owned and managed 55 buildings totaling approximately 13.9 million square feet through our minority ownership interests in our joint venture partnerships (as described in “Note 3 to the Condensed Consolidated Financial Statements”). From January 2014 through September 30, 2019, we had acquired, either directly or through our minority ownership interests in our joint venture partnerships, 319 buildings comprised of approximately 55.0 million square feet for an aggregate total purchase price, including costs to complete development projects, of approximately $4.2 billion. We funded these acquisitions primarily with proceeds from our public offering, institutional equity and debt financings. In addition, since January 2014, we have disposed of, either directly or through our minority ownership interests in our joint venture partnerships, 28 buildings comprised of approximately 3.5 million square feet for an aggregate gross sales price of $315.8 million.
On July 15, 2019, we announced that we had entered into an agreement and plan of merger (as amended and restated on August 20, 2019, the “Merger Agreement”) pursuant to which we or our wholly owned subsidiaries will be acquired by an affiliate or affiliates of Prologis, L.P. in an all cash transaction valued at approximately $3.99 billion, subject to certain transaction costs. On August 22, 2019, we announced that we had elected to structure the transaction as a sale of substantially all of our assets excluding our interests in our unconsolidated joint venture partnerships (the “Asset Sale”), and following the Asset Sale, we will continue to exist with our remaining assets consisting primarily of our minority ownership interests in our unconsolidated joint venture partnerships (as described in “Note 3 to the Condensed Consolidated Financial Statements”). Subject to the satisfaction of applicable closing conditions (including the receipt of the requisite approval of our stockholders), we expect the Asset Sale to close in January 2020. However, we can provide no assurances that the Asset Sale will be completed on the expected timeline or at all. For more information about the Asset Sale, see our definitive proxy statement filed with the SEC on October 21, 2019. In connection with the original announcement of the Merger Agreement, we have suspended our share redemption program and distribution reinvestment plan effective beginning with the third quarter of 2019. Following the closing of the Asset Sale, we currently expect to terminate the distribution reinvestment plan and reinstate the share redemption program solely with respect to redemptions requested in connection with the death of a stockholder, subject to an aggregate cap for all stockholders of $1.0 million.
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
RESULTS OF OPERATIONS
Summary of 2019 Activities
During the nine months ended September 30, 2019, we completed the following activities:

•
We directly acquired one industrial building and completed the development of one industrial building comprising an aggregate 0.2 million square feet and a total purchase price of approximately $16.8 million, including costs to complete the development project. Additionally, we sold two industrial buildings and one land parcel for net proceeds of approximately $25.0 million. We recorded a total net gain of $6.1 million related to the disposal of these properties.

•
We, through our 20.0% ownership interest in the BTC I Partnership, completed the development of four industrial buildings comprising 0.8 million square feet for an aggregate total purchase price of approximately $80.3 million, including costs to complete the development projects. Additionally, the BTC I Partnership sold two industrial buildings for net proceeds of $20.4 million and recorded a gain of $5.6 million related to these disposals. As of September 30, 2019, the BTC I Partnership owned a real estate portfolio that consisted of: 38 acquired or completed buildings totaling approximately 10.3 million square feet that were approximately 89.1% leased; five buildings under construction totaling 1.4 million square feet; four buildings in the pre-construction phase for an additional 0.7 million square feet; and one land parcel.

•
We, through our 8.0% ownership interest in the BTC II Partnership, completed the development of four industrial buildings comprising 1.2 million square feet for an aggregate total purchase price of approximately $85.1 million, including costs to complete the development projects. As of September 30, 2019, the BTC II Partnership owned a real estate portfolio that consisted of: 17 acquired or completed buildings totaling approximately 3.7 million square feet that were approximately 56.1% leased; five buildings under construction totaling 1.2 million square feet; and 9 buildings in the pre-construction phase for an additional 2.8 million square feet.

•
We leased approximately 7.8 million square feet, which included 4.1 million square feet of new and future leases and 3.7 million of renewals through 85 separate transactions with an average annual base rent of $5.53 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Portfolio data:
Consolidated buildings (1)	236	236	238
Unconsolidated buildings (1)	55	49	48
Total buildings	291	285	286
Rentable square feet of consolidated buildings (1)	37,470	37,455	37,750
Rentable square feet of unconsolidated buildings (1)	13,942	12,148	11,495
Total rentable square feet	51,412	49,603	49,245
Total number of customers (2)	510	510	513
Percent occupied of operating portfolio (2)(3)	95.2%	95.2%	94.8%
Percent occupied of total portfolio (2)(3)	91.6%	89.0%	89.2%
Percent leased of operating portfolio (2)(3)	95.8%	95.5%	95.2%
Percent leased of total portfolio (2)(3)	92.3%	90.9%	90.7%

(1)	Represents acquired or completed buildings.

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

Results for the Three and Nine Months Ended September 30, 2019 Compared to the Same Periods in 2018
The following table summarizes our results of operations for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 227 buildings totaling approximately 35.7 million square feet owned as of July 1, 2018, which portfolio represented 95.3% of total rentable square feet, 96.6% of total revenues, and 96.9% of net operating income for the three months ended September 30, 2019. The same store operating portfolio for the nine month periods presented below included 221 buildings totaling approximately 35.2 million square feet owned as of January 1, 2018, which portfolio represented 93.9% of total consolidated rentable square feet as of September 30, 2019, and 95.3% of total revenues and 96.0% of net operating income for the nine months ended September 30, 2019.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Rental revenues:
Same store operating properties	$61,157	$58,905	$2,252	3.8%	$179,232	$173,622	$5,610	3.2%
Other properties	2,163	1,759	404	23.0	8,882	5,892	2,990	50.7
Total rental revenues	63,320	60,664	2,656	4.4	188,114	179,514	8,600	4.8
Rental expenses:
Same store operating properties	(15,959)	(15,413)	(546)	(3.5)	(46,888)	(45,252)	(1,636)	(3.6)
Other properties	(719)	(537)	(182)	(33.9)	(3,334)	(2,199)	(1,135)	(51.6)
Total rental expenses	(16,678)	(15,950)	(728)	(4.6)	(50,222)	(47,451)	(2,771)	(5.8)
Net operating income:
Same store operating properties	45,198	43,492	1,706	3.9	132,344	128,370	3,974	3.1
Other properties	1,444	1,222	222	18.2	5,548	3,693	1,855	50.2
Total net operating income	46,642	44,714	1,928	4.3	137,892	132,063	5,829	4.4
Other income and (expenses):
Real estate-related depreciation and amortization	(25,972)	(27,934)	1,962	7.0	(79,239)	(83,987)	4,748	5.7
General and administrative expenses	(2,084)	(2,130)	46	2.2	(7,546)	(7,410)	(136)	(1.8)
Asset management fees, related party	(5,969)	(6,214)	245	3.9	(18,030)	(18,326)	296	1.6
Equity in income of unconsolidated joint venture partnerships	171	2,729	(2,558)	(93.7)	1,783	4,023	(2,240)	(55.7)
Interest expense and other	(12,933)	(12,875)	(58)	(0.5)	(39,469)	(36,939)	(2,530)	(6.8)
Net gain on disposition of real estate properties	—	141	(141)	(100.0)	6,083	126	5,957	NM
Total other income and (expenses)	(46,787)	(46,283)	(504)	(1.1)	(136,418)	(142,513)	6,095	4.3
Net (loss) income	(145)	(1,569)	1,424	90.8	1,474	(10,450)	11,924	NM
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net (loss) income attributable to common stockholders	$(145)	$(1,569)	$1,424	90.8%	$1,474	$(10,450)	$11,924	NM
Weighted-average shares outstanding	177,979	176,456	1,523		177,552	176,071	1,481
Net (loss) income per common share - basic and diluted	$0.00	$(0.01)	$0.01		$0.01	$(0.06)	$0.07

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $2.7 million, or 4.4%, and $8.6 million, or 4.8% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, due to an increase in both same store rental revenues and non-same store rental revenues. Same store rental revenues increased by $2.3 million, or 3.8%, and $5.6 million, or 3.2%, for the three and nine months ended September 30, 2019, respectively as compared to the same periods in 2018, primarily due to higher rental rates for new leases and renewals, as well as a slight increase in the average occupancy rate for the same store operating portfolio from 97.0% to 97.2% and 97.2% to 97.4% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Non-same store rental revenues increased by $0.4 million and $3.0 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to the lease-up activity in mid-to-late 2018 in certain of our non-same store properties, which resulted in a full period of stabilized property operations for the three and nine months ended September 30, 2019.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $0.7 million, or 4.6% for the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to higher real estate taxes in both our same store and non-same store portfolios. For the nine months ended September 30, 2019, total rental expenses increased by approximately $2.8 million, or 5.8%, as compared to the same period in 2018, primarily due to an increase in repairs and maintenance, including higher snow removal costs, as well as higher real estate taxes in both our same store and non-same store portfolios.
Other Income and Expenses. The net amount of other income and expenses, in aggregate, increased by approximately $0.5 million, or 1.1%, for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to:

•
a decrease in our proportionate share of the income of our unconsolidated joint venture partnerships of $2.6 million for the three months ended September 30, 2019, which was primarily related to our share of the net gains recognized related to the disposition of certain real estate properties of our unconsolidated joint venture partnerships in 2018.

Partially offset by:

•
a decrease in real estate-related depreciation and amortization expense of $2.0 million for the three months ended September 30, 2019, that was driven by certain intangible lease assets that reached full amortization during the second quarter of 2018 and the first and second quarters of 2019.

The net amount of other income and expenses, in aggregate, decreased by approximately $6.1 million, or 4.3%, for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to:

•
an increase in net gain on disposition of real estate properties of $6.0 million for the nine months ended September 30, 2019, as compared to the same period in 2018 as a result of an increase in disposition activity in 2019; and

•
a decrease in real estate-related depreciation and amortization expense of $4.7 million for the nine months ended September 30, 2019, that was driven by certain intangible lease assets that reached full amortization during the second quarter of 2018 and the first and second quarters of 2019.

Partially offset by:

•
an increase in interest expense of $2.5 million for the nine months ended September 30, 2019, primarily due to higher average net borrowings under our line of credit for the nine months ended September 30, 2019 of $24.9 million, offset by a lower aggregate weighted-average interest rate of 3.09% as of September 30, 2019, as compared to 3.23% as of September 30, 2018; and

•
a decrease in our proportionate share of the income of our unconsolidated joint venture partnerships of $2.2 million for the nine months ended September 30, 2019, which was primarily related to our share of the net gains recognized related to the disposition of certain real estate properties of our unconsolidated joint venture partnerships in 2018.

ADDITIONAL MEASURES OF PERFORMANCE
Net Income (Loss) and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended September 30, 2019, GAAP net loss attributable to common stockholders was $0.1 million, and for the nine months ended September 30, 2019, GAAP net income attributable to common stockholders was $1.5 million, as compared to GAAP net loss attributable to common stockholders of $1.6 million and $10.5 million, respectively, for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2019, NOI increased 4.3% to $46.6 million and 4.4% to $137.9 million, respectively, as compared to $44.7 million and $132.1 million, respectively, for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2019, same store NOI was $45.2 million, up 3.9%, and $132.3 million, up 3.1%, respectively, as compared to $43.5 million and $128.4 million, respectively, for the three and nine months ended September 30, 2018. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses, interest expense and net gain on disposition of real estate properties. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which could materially impact our results of operations. Further, our calculation of NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three and nine months ended September 30, 2019 and 2018.
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
The following unaudited table presents a reconciliation of GAAP net (loss) income to NAREIT FFO and MFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
GAAP net (loss) income attributable to common stockholders	$(145)	$(1,569)	$1,474	$(10,450)
GAAP net (loss) income per common share	$0.00	$(0.01)	$0.01	$(0.06)
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(145)	$(1,569)	$1,474	$(10,450)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	25,972	27,934	79,239	83,987
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	1,385	1,070	3,798	3,044
Net gain on disposition of real estate properties	—	(141)	(6,083)	(126)
Our share of net gain on disposition of real estate properties of unconsolidated joint venture partnerships, and sell down of joint venture partnership ownership interest	—	(2,193)	(1,181)	(2,794)
NAREIT FFO attributable to common stockholders	$27,212	$25,101	$77,247	$73,661
NAREIT FFO per common share	$0.15	$0.14	$0.44	$0.42
Reconciliation of NAREIT FFO to MFFO:
NAREIT FFO attributable to common stockholders	$27,212	$25,101	$77,247	$73,661
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(1,952)	(2,469)	(5,049)	(7,519)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture partnerships	(545)	(169)	(1,367)	(1,026)
MFFO attributable to common stockholders	$24,715	$22,463	$70,831	$65,116
MFFO per common share	$0.14	$0.13	$0.40	$0.37
Weighted-average shares outstanding	177,979	176,456	177,552	176,071
We believe that (i) our NAREIT FFO of $27.2 million, or $0.15 per share, as compared to the total gross distributions declared in the amount of $25.3 million, or $0.14 per share, for the three months ended September 30, 2019; and (ii) our NAREIT FFO of $77.2 million, or $0.44 per share, as compared to the total gross distributions declared in the amount of $75.9 million, or $0.43 per share, for the nine months ended September 30, 2019 should be indicative of future performance as we are no longer raising capital and are no longer in the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include, and will continue to include, cash flows generated from operating activities and funds provided by debt financings and refinancings. Our principal uses of funds are, and will continue to be, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity and capital requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Total cash provided by (used in):
Operating activities	$76,174	$68,695
Investing activities	(20,809)	(80,970)
Financing activities	(55,104)	11,650
Net increase (decrease) in cash, cash equivalents and restricted cash	$261	$(625)
Cash provided by operating activities during the nine months ended September 30, 2019 increased by approximately $7.5 million as compared to the same period in 2018, primarily due to an increase in property operations. Cash used in investing activities during the nine months ended September 30, 2019 decreased by approximately $60.2 million as compared to the same period in 2018, primarily due to: (i) an increase in proceeds received from the disposition of real estate properties of $24.4 million during the nine months ended September 30, 2019; (ii) a decrease in our acquisition, capital expenditure and development activity in the amount of $32.9 million; and (iii) a decrease in our investment in unconsolidated joint venture partnerships of $6.4 million, as compared to the same period in 2018, which was partially offset by net proceeds of $4.2 million relating to the sale of a portion of our joint venture partnership ownership interest in 2018. Cash provided by financing activities of $11.7 million for the nine months ended September 30, 2018 decreased by approximately $66.8 million to $55.1 million of cash used in financing activities for the nine months ended September 30, 2019. This decrease was primarily due to a decrease in our net borrowing activity of $64.2 million.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of September 30, 2019, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had: (i) approximately $331.0 million outstanding under our line of credit with a weighted-average effective interest rate of 2.99%, which includes the effect of the interest rate swap agreements related to $150.0 million in borrowings under our line of credit; and (ii) $500.0 million outstanding under our term loans with a weighted-average effective interest rate of 2.77%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were both $169.0 million. Our $500.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $350.0 million term loan matures in January 2021 and our $150.0 million term loan matures in May 2022. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of September 30, 2019, we had property-level borrowings of approximately $720.1 million outstanding with a weighted-average remaining term of 4.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreement relating to our $94.2 million variable-rate mortgage note. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2019.
Distributions. We intend to continue to make distributions for the fourth quarter of 2019 and the first quarter of 2020 up until the day immediately preceding the closing of the Asset Sale. For the nine months ended September 30, 2019, 69.3% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 30.7% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may continue to be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board of directors. For the fourth quarter of 2019, our board of directors authorized daily distributions to all common stockholders of record as of the close of business on each day of the fourth quarter of 2019 at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). Distributions for the fourth quarter of 2019 will be aggregated and paid in cash on a date determined by us that is no later than January 15, 2020. As noted above, in connection with the original announcement of the Merger Agreement described in “Note 1 to the Condensed Consolidated Financial Statements,” we have suspended our distribution reinvestment plan beginning with distributions for the third quarter of 2019.
In the near-term, we may need to utilize cash flows from financing activities, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay such distributions.
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities		Proceeds from DRIP Shares (1)		Gross Distributions (2)
2019
September 30	$25,336	100.0%	$—	—%	$25,336
June 30	13,693	54.1	11,601	45.9	25,294
March 31	13,523	53.6	11,699	46.4	25,222
Total	$52,552	69.3%	$23,300	30.7%	$75,852
2018
December 31	$13,333	52.9%	$11,863	47.1%	$25,196
September 30	13,230	52.7	11,897	47.3	25,127
June 30	13,126	52.3	11,980	47.7	25,106
March 31	12,937	51.7	12,086	48.3	25,023
Total	$52,626	52.4%	$47,826	47.6%	$100,452

(1)
Historically, stockholders may have elected to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan. However, in connection with our original announcement of the Merger Agreement described in “Note 1 to the Condensed Consolidated Financial Statements,” we have suspended our distribution reinvestment plan beginning with the third quarter of 2019. Following the closing of the Asset Sale, we currently expect to terminate the distribution reinvestment plan.

(2)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of our public offering.
For the nine months ended September 30, 2019, our cash flows provided by operating activities on a GAAP basis were $76.2 million, as compared to our aggregate total gross distributions declared of $75.9 million. For the nine months ended September 30, 2018, our cash flows provided by operating activities on a GAAP basis were $68.7 million, as compared to our aggregate total gross distributions declared of $75.3 million.
Refer to “Note 6 to the Condensed Consolidated Financial Statements” for further detail on distributions.
Redemptions. For the nine months ended September 30, 2019 and 2018, we received eligible redemption requests related to approximately 1.2 million and 2.1 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $11.4 million, or an average price of $9.90 per share, and approximately $20.1 million, or an average price of $9.79 per share, respectively.

In connection with our original announcement of the Merger Agreement described in “Note 1 to the Condensed Consolidated Financial Statements,” we have suspended our share redemption program, effective as of the third quarter of 2019. Following the closing of the Asset Sale, we currently expect to reinstate the share redemption program solely with respect to redemptions requested in connection with the death of a stockholder, subject to an aggregate cap for all stockholders of $1.0 million.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2018 was disclosed in our 2018 Form 10-K. Except as otherwise disclosed in “Note 4 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.
Asset Sale Transaction Termination Fee
The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, we will be required to pay to Prologis, L.P. a termination fee of $65.0 million, provided that if the requisite approval of the Asset Sale by our stockholders has not been obtained on or before January 15, 2020, then the termination fee will be $96.0 million.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. As of September 30, 2019, our critical accounting estimates have not changed from those described in our 2018 Form 10-K.

SUBSEQUENT EVENTS
Reorganization in connection with the Asset Sale
See “Note 10 to the Condensed Consolidated Financial Statements” for information concerning the reorganization of the Sponsor’s and the Advisor’s interests in the Company in connection with and following the Asset Sale.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we have borrowed on a fixed interest rate basis for longer-term debt and utilized interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2019, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of September 30, 2019, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, $350.0 million of borrowings under one of our term loans, and $720.1 million under our mortgage notes, which, in the aggregate, represented approximately 78.7% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated, or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2019, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.2 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2019. Based on the underlying structure of the debt instrument and that the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of September 30, 2019, our consolidated variable interest rate debt consisted of $181.0 million of borrowings under our line of credit and $150.0 million of borrowings under one of our term loans, which combined represented approximately 21.3% of our total consolidated debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $331.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2019, would change our annual interest expense by approximately $0.7 million.
Derivative Instruments. As of September 30, 2019, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $594.2 million. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
RISKS RELATED TO THE ASSET SALE TRANSACTION
There is no assurance that the Asset Sale will be consummated.
There can be no assurance that the Asset Sale will be consummated or, if consummated, that certain terms may not change. The Merger Agreement is subject to a number of conditions that might prevent a closing of the Asset Sale including, but not limited to, obtaining the approval of our stockholders. In addition, the Merger Agreement may be terminated by either party under certain circumstances. In connection with the termination of the Merger Agreement under certain circumstances, we would be required to pay a termination fee of $65.0 million, provided that if the requisite approval by our stockholders has not been obtained on or before January 15, 2020, then the termination fee will be $96.0 million. Accordingly, there can be no assurance that the Asset Sale will be consummated according to the terms described herein or at all, and if it fails to close, we may be liable for a significant termination fee.
Failure to complete the Asset Sale could negatively affect our future business and financial results.
If the Asset Sale is not completed, our ongoing business could be adversely affected, and it would be subject to a variety of risks associated with the failure to complete such transaction, including the following:

•
Being required, under certain circumstances, to pay a termination fee of $65.0 million, provided that if the requisite approval by our stockholders has not been obtained on or before January 15, 2020, then the termination fee will be $96.0 million;

•	Incurrence of substantial costs in connection with the Asset Sale and related transactions, such as legal, accounting, financial advisory, filing, printing and mailing fees;

•	Diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Asset Sale; and

•	Reputational harm due to the adverse perception of any failure to successfully complete the Asset Sale.
If the Asset Sale is not completed, these risks could negatively affect our business and financial results. In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the Asset Sale to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
The Merger Agreement contains provisions that could discourage a potential competing acquirer or could result in any competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or knowingly facilitate any acquisition proposal. With respect to any written, bona fide acquisition proposal that we receive, Prologis, L.P. generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our board of directors may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, we may be required to pay a termination fee of $65.0 million, provided that if the requisite approval by our stockholders has not been obtained on or before January 15, 2020, then the termination fee will be $96.0 million.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the value proposed to be received or realized in the Asset Sale, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

Lawsuits in connection with the Asset Sale and the other transactions contemplated by the Merger Agreement may be costly and may prevent the Asset Sale and/or the other transactions contemplated by the Merger Agreement from being consummated or from being consummated within the expected timeframe.
Our stockholders may file lawsuits challenging the Asset Sale, which may name us or our board of directors as defendants. As of the date of this Quarterly Report, no such lawsuits challenging the Asset Sale were pending, or to our knowledge, threatened. However, if such a lawsuit is filed, we cannot assure you as to the outcome of any such lawsuits, including the amount of costs associated with defending any such claims or any other liabilities that may be incurred in connection with such claims. If any plaintiffs are successful in obtaining an injunction prohibiting us from consummating the Asset Sale, such an injunction may delay the Asset Sale or prevent it from being completed. Whether or not any plaintiff’s claim is successful, this type of litigation often results in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.
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
None.
ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1
Amended and Restated Agreement and Plan of Merger, dated as of August 20, 2019, among Industrial Property Trust Inc., Prologis, L.P. and Rockies Acquisition LLC. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2019.

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

10.1*
Second Amendment to Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated as of May 10, 2019, by and among IPT BTC II GP LLC, IPT BTC II LP LLC, Industrial Property Advisors Sub IV LLC, BCG BTC II Investors LLC, QR Master Holdings USA II LP and QuadReal US Holdings Inc.

10.2
Side Agreement Concerning Second Amended and Restated Limited Partnership Agreement, dated as of August 20, 2019, by and between Industrial Property Trust Inc. and Industrial Property Advisors Group LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2019.

10.3
Master Reorganization and Transaction Agreement, dated as of October 7, 2019, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP, Industrial Property Advisors Group LLC, Industrial Property Advisors LLC, and Academy Partners Ltd. Liability Company. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 8, 2019.

10.4
Amendment to Amended and Restated Advisory Agreement (2019), dated as of October 7, 2019, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 8, 2019.

EXHIBIT NUMBER	DESCRIPTION
10.5
Amendment to Second Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of October 7, 2019, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors Group LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 8, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Industrial Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 12, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST INC.

November 12, 2019	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

November 12, 2019	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)