Form 10-K
period 2019-12-31
INDUSTRIAL PROPERTY TRUST
filed 2020-03-09
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55376

Industrial Property Trust
(Exact name of registrant as specified in its declaration of trust)

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
Common Shares of Beneficial Interest, $0.01 Par Value
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2019 cannot be calculated because no established market exists for the registrant’s common stock.
As of February 28, 2020, there were 177,997,481 of the registrant’s common shares of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “SEC”) no later than April 29, 2020; provided, that, if the definitive proxy statement has not been filed by April 29, 2020, then the registrant will include such information in an amendment to this Annual Report on Form 10-K by that date.

INDUSTRIAL PROPERTY TRUST

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, the Plan of Liquidation (as defined below), rent and occupancy growth, general conditions in the geographic area where we operate, our financial position, our future capital expenditures, future liquidating distributions (including the amount and nature thereof), other developments and trends of the real estate industry, business strategies and our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	A decrease in value of our properties owned by the two joint ventures in which we own minority interests (the “BTC Partnerships”);

•	Our ability to effectuate a transaction involving the disposition of our minority ownership interests in the BTC Partnerships on satisfactory terms or at all;

•	Greater than expected liquidation costs or liabilities;

•
The failure to achieve the desired tax impact of the transactions contemplated with respect to the Plan of Liquidation and resultant tax treatment relating to, arising from or incurred in connection with such transactions;

•	The outcome of any legal proceedings that could be instituted against us and others related to the sale of our wholly-owned real properties in January 2020;

•	Our ability, as the general partner of the BTC Partnerships, to locate and make investments in accordance with the business strategy of the BTC Partnerships;

•	The failure of properties owned by the BTC Partnerships to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties of the BTC Partnerships;

•	Our failure as the general partner of the BTC Partnerships to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects by the BTC Partnerships;

•	The availability of cash flows from operating activities for capital expenditures at the BTC Partnerships;

•
With respect to the BTC Partnerships, defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	The failure of the BTC Partnerships to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with Industrial Property Advisors Group LLC (the “Sponsor”), IPT Advisor LLC, and their affiliates;

•	Risks associated with the BTC Partnerships using debt to fund their business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to continue to qualify as a REIT.
Any of the assumptions underlying forward-looking statements could prove to be inaccurate. Our shareholders are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report on Form 10-K. All forward-

ii

looking statements are made as of the date of this Annual Report on Form 10-K and the risk that actual results will differ materially from the expectations expressed in this Annual Report on Form 10-K will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, changed circumstances, or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report on Form 10-K, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report on Form 10-K will be achieved.

iii

PART I

ITEM 1.     BUSINESS
The Company
Industrial Property Trust was initially formed as a Maryland corporation on August 28, 2012 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that would be leased to creditworthy corporate customers. In February 2020, following the consummation of the Asset Sale (defined below), Industrial Property Trust converted, as a legal entity, from a Maryland corporation to a Maryland real estate investment trust within the meaning of Title 8 of the Corporations and Associations Article of the Annotated Code of Maryland (the “Maryland REIT Law”). As used herein, the terms “Industrial Property Trust,” “IPT,” the “Company,” “we,” “our,” or “us” refer to Industrial Property Trust and its consolidated subsidiaries, except where otherwise indicated.
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
We have relied on and will continue to rely on our external advisor (the “Advisor”) to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of an advisory agreement by and among the Company, Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends on June 12, 2020, subject to renewal by our board of trustees for an unlimited number of successive one-year periods. The Advisor is a related party of the Company and performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our shareholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. From the inception of the Company until December 18, 2019, Industrial Property Advisors LLC served as the Advisor. Thereafter, in connection with and prior to the consummation of the Asset Sale (defined below), IPT Advisor LLC, assumed the role of the Advisor. Accordingly, throughout this Annual Report on Form 10-K, references to the Advisor mean Industrial Property Advisors LLC for periods through December 17, 2019, and mean IPT Advisor LLC for the period thereafter, unless specified otherwise.
On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including up to $1.5 billion in shares of common stock in our primary offering and $500.0 million in shares offered under our distribution reinvestment plan. On June 30, 2017, we terminated the primary portion of our initial public offering. In connection with our initial announcement of the transaction contemplated by the Merger Agreement (defined below), we suspended our share redemption program and the offering of shares pursuant to our distribution reinvestment plan, effective beginning with the third quarter of 2019. As of December 31, 2019, we had raised gross proceeds of approximately $1.9 billion from the sale of 184.0 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan.
On July 15, 2019, we announced that we had entered into an agreement and plan of merger (as amended and restated on August 20, 2019, the “Merger Agreement”) pursuant to which we or our wholly-owned subsidiaries would be acquired by an affiliate or affiliates of Prologis, L.P. (“Prologis”) in an all cash transaction valued at approximately $4.0 billion, subject to certain transaction costs. On August 22, 2019, we announced that we had elected to structure the transaction as a sale of substantially all of our assets (the “Asset Sale”). The Asset Sale excluded our minority interests in our unconsolidated joint venture partnerships, which include Build-To-Core Industrial Partnership I LP (the “BTC I Partnership”) and Build-To-Core Industrial Partnership II LP (the “BTC II Partnership” and, together with the BTC I Partnership, the “BTC Partnerships”). As described below, the Asset Sale was consummated on January 8, 2020.
As of December 31, 2019, prior to the completion of the Asset Sale, we owned and managed, either directly or through our 20.0% minority ownership interest in the BTC I Partnership and our 8.0% minority ownership interest in the BTC II Partnership, a total real estate portfolio that included 296 industrial buildings totaling approximately 53.3 million square feet located in 26 markets throughout the U.S., with 506 customers, and was 90.2% leased with a weighted-average remaining lease term (based on square feet) of approximately 4.0 years. As of December 31, 2019:

•	we directly owned a consolidated real estate portfolio that consisted of 236 acquired or completed buildings totaling approximately 37.5 million square feet that were approximately 96.1% leased.

•
the BTC I Partnership owned real estate portfolio that consisted of 39 acquired or completed buildings totaling approximately 11.1 million square feet that were approximately 81.3% leased; three buildings under construction totaling 0.7 million square feet; four buildings in the pre-construction phase for an additional 0.7 million square feet; and one land parcel.

•
the BTC II Partnership owned a real estate portfolio that consisted of 21 acquired or completed buildings totaling approximately 4.7 million square feet that were approximately 64.0% leased; four buildings under construction totaling 1.0 million square feet; and nine buildings in the pre-construction phase for an additional 3.4 million square feet.

On January 8, 2020, we completed the Asset Sale to Prologis. Immediately following the completion of the Asset Sale, each common shareholder received a special distribution from us in cash equal to such shareholder’s pro rata share of the net total consideration for the Asset Sale, which was equal to $12.54 per share, without interest and less applicable withholdings and taxes (the “Special Distribution”). Consistent with distributions historically made by the Company, the cash distribution actually paid to holders of shares of our Class T common stock were net of up to the aggregate amount of the distribution fees that would have been reallowed by Black Creek Capital Markets, LLC, the dealer manager for our public offering, to the broker dealers who sold the shares, if the Class T shares had remained outstanding. These remaining distribution fees were paid by the Company at a discounted rate following the closing of the Asset Sale. The amount of remaining distribution fees deducted from the Special Distribution paid with respect to each share of Class T common stock was generally up to $0.17 per share, depending on how long a shareholder had held its shares of Class T common stock. Following our payment of such remaining distribution fees, each share of Class T common stock was converted to a share of Class A common stock on a one-for-one basis. In connection with our conversion to a Maryland REIT in February 2020, all shares of our Class A common stock were converted to Class A common shares of beneficial interest on a one-for-one basis. Following the completion of the Asset Sale and our subsequent conversion to a Maryland REIT, our shareholders continued to hold the same number of common shares as they held prior to the closing of the Asset Sale.
We have continued to operate our business following the Asset Sale, with our remaining assets consisting primarily of our minority ownership interests in the BTC Partnerships. As described in Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share”, the estimated net asset value (“NAV”) of our common shares following the closing of the Asset Sale on January 8, 2020, was $1.25 per share. In the future, the estimated NAV of our common shares will likely differ, perhaps materially, from this estimate based on, among other things, updated valuations of the BTC Partnerships, and differences among liquidation scenarios and related transaction expenses. When the estimated NAV per share as of January 8, 2020 of $1.25 is added to the per share Special Distribution of $12.54 per share (before deduction of distribution fees with respect to shares of Class T common stock) that has already been paid to our shareholders, this results in an aggregate potential distribution upon the liquidation of our interests in the BTC Partnerships of approximately $13.79 per common share. However, there can be no assurance regarding the amount of additional cash that ultimately will be distributed to our shareholders in connection with the ultimate liquidation of our interests in the BTC Partnerships.
Additionally, following the closing of the Asset Sale, we terminated the distribution reinvestment plan and reinstated the share redemption program on a limited basis. Specifically, the share redemption program, which took effect on January 8, 2020, provides that it is available solely in connection with the death of a shareholder and the aggregate dollar amount of redemptions under the program is capped at $1.0 million. Shares redeemed under the share redemption program will be redeemed at a price equal to the estimated NAV per share most recently announced by us in a public filing with the Securities and Exchange Commission (the “SEC”) as of the date of redemption.
Investment Objectives
The BTC I Partnership invests in an industrial real estate portfolio initially targeted to be comprised of approximately (i) 80.0% development investments, and (ii) 20.0% core and value-add investments. The BTC I Partnership is effectively fully committed, including approved investments. The BTC II Partnership invests in an industrial real estate portfolio initially targeted to be comprised of approximately (i) 70.0% development investments, and (ii) 30.0% core and value-add investments. The BTC II Partnership is approximately 66.5% committed, including identified and approved investments. Following the closing of the Asset Sale, our primary investment objective is to deploy the remaining commitment in the BTC II Partnership and stabilize certain properties in the BTC Partnerships with the intention to sell our minority ownership interests in the BTC Partnerships with the goal of maximizing value for our common shareholders. Our board of trustees continues to analyze its options with respect to the monetization of our interests in the BTC Partnerships.
Financing Objectives
In January 2020, all of our wholly-owned debt was repaid in connection with the closing of the Asset Sale. Both the BTC I Partnership and the BTC II Partnership use secured debt as a means of providing additional funds for the acquisition and development of assets. While a large percentage of the BTC Partnerships’ debt financings may typically be comprised of long-

term, fixed rate loans, the BTC Partnerships’ use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset or group of assets. Upon a default, the BTC Partnerships’ lenders may also have recourse to partnership assets other than those specifically securing the repayment of the indebtedness. The BTC Partnerships’ ability to enhance investment returns and to acquire assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the level of funds available for the types of loans sought for the BTC Partnerships. See Item 1A, “Risk Factors—Risks Related to Debt Financing” for further detail.
Tax Status and Treatment
As noted above, following the closing of the Asset Sale, we converted to a Maryland REIT. We also adopted a plan of liquidation for tax purposes (the “Plan of Liquidation”). Under such Plan of Liquidation, we are required to complete our liquidation by January 6, 2022, which is within 24 months following the adoption of the Plan of Liquidation. If, at the end of the 24-month period, we have not sold all of our assets and distributed all of the proceeds to our shareholders, we intend to complete our tax liquidation by electing to be treated as a partnership for U.S. federal income tax purposes.
Competition
As we complete the liquidation of our minority interests in the BTC Partnerships, we will be in competition with other sellers of interests in similar properties to identify suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds. Additionally, until we sell our minority interests in the BTC Partnerships, we, through our minority interests in the BTC Partnerships, will be in competition for real property investments with other REITs and institutional investors, such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, including certain other entities sponsored or advised by affiliates of the Sponsor, including Black Creek Industrial REIT IV Inc. (“BCI IV”), Black Creek Diversified Property Fund Inc. (“DPF”), Black Creek Industrial Fund LP (“BCIF”) and Build-To-Core Industrial Partnership III LLC (“BTC III”), some of which have greater financial resources than the BTC Partnerships and generally may be able to accept more risk, including risks relating to the creditworthiness of potential customers, the breadth of the markets in which to invest, or the level of leverage they are willing to take on. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital or greater operating efficiencies associated with a larger platform.
The market for the leasing of industrial real estate is also very competitive. We, through our interests in the BTC Partnerships, experience competition for customers from other existing assets in proximity to the buildings owned by the BTC Partnerships, as well as from proposed new developments. As a result, we may have to provide free rental periods, incur charges for tenant improvements, or offer other inducements, all of which may have an adverse impact on our results of operations.
Significant Customers
We are dependent upon the ability of the BTC Partnerships’ current customers to pay their contractual rents as they become due. As of December 31, 2019, there were three customers that individually represented more than 5.0% of total annualized base rent, and the BTC Partnerships’ 10 largest customers represented approximately 41.1% of total annualized base rent of the properties owned through the BTC Partnerships. We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations.
Conflicts of Interest
We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities currently sponsored by or that in the future may be advised by affiliates of the Sponsor, and those in which Sponsor-affiliated or related entities own interests, may compete with us or may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors—Risks Related to the Advisor and Its Affiliates,” for additional detail. Our independent trustees have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our shareholders.
Compliance with Federal, State and Local Environmental Laws
The properties that we may acquire through our minority interests in our unconsolidated joint venture partnerships, or the properties underlying our investments in our unconsolidated joint venture partnerships, are subject to various federal, state, and local environmental laws, ordinances, and regulations. Under these laws, ordinances, and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under, or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation, or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances, and regulations, as well as the cost of complying with future legislation, and our income and ability to make additional distributions to our shareholders could be affected adversely by the existence of an environmental liability with respect to our properties. We will endeavor to ensure the properties in the BTC Partnerships are in compliance in all material respects with all federal, state and local laws, ordinances, and regulations regarding hazardous or toxic substances or petroleum products.
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
ITEM 1A.     RISK FACTORS
RISKS RELATED TO OWNERSHIP OF OUR COMMON SHARES
The estimated NAV per share may not be an accurate reflection of the fair market value of our assets and liabilities and may not represent the amount of net proceeds that shareholders will receive upon our final liquidation or the amount our shareholders would receive upon the sale of their shares.
There is no current public market for our common shares of beneficial interest and the estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not represent the amount our shareholders would receive upon the sale of their shares and may not represent the net proceeds that our shareholders will receive upon our final liquidation. In addition, such value may not be the equivalent of the disclosure of a market price by an open-ended real estate fund. Any methodologies used to determine an estimated NAV per share may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated NAV per share that is significantly different.
There is no public trading market for our common shares, our share redemption program is only available in connection with the death of a shareholder, and the amount of redemptions permitted under the program is capped at $1.0 million; therefore, it will be difficult for our shareholders to sell their common shares; and, if our shareholders do sell their shares, they may receive less than the most recently determined estimated NAV per share.
There is no current public market for our common shares and we have no obligation or plans to apply for listing on any public securities market. We have adopted the Plan of Liquidation with the intention of liquidating our remaining assets, which consist primarily of our minority interests in the BTC Partnerships, but there is no assurance as to the timing of the completion of the liquidation or the amount of liquidation proceeds that will ultimately be distributed to our shareholders. We have a share redemption program, but it is available only in connection with the death of a shareholder and the aggregate dollar amount of redemptions permitted under the program is capped at $1.0 million. Any shares redeemed under our share redemption program will be redeemed at the most recently determined NAV per share, which may not accurately represent the current value of our assets per share at the time of redemption. Further, our board of trustees may amend, suspend or terminate the share redemption program at any time, without shareholder approval. It will therefore be difficult for our shareholders to sell their common shares promptly or at all. Even if our shareholders are able to sell their common shares, the absence of a public market may cause the price received for any of our common shares to be less than the most recently determined estimated NAV per share and less than the amount our shareholders may receive upon our final liquidation.
We are required to pay substantial compensation to the Advisor and its affiliates or related parties, which may be increased or decreased by a majority of our board of trustees, including a majority of the independent trustees.
Subject to limitations in our declaration of trust, the fees, compensation, income, expense reimbursements, interest and other payments that we are required to pay to the Advisor and its affiliates or related parties may increase or decrease if such change is approved by a majority of our board of trustees, including a majority of the independent trustees. These payments to the Advisor and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our shareholders’ overall return.
The timing for the completion of our liquidation and the timing and amount of additional liquidating distributions to our shareholders is uncertain.
We have adopted the Plan of Liquidation with the intention of liquidating our remaining assets no later than January 2022. There can be no assurances that we will successfully complete the liquidation in that timeframe. We bear all expenses incurred in our operations as a public company, which will reduce the amount of cash available for additional liquidating distributions. These expenses will have a greater impact on the cash available for distribution the longer it takes to complete the liquidation of our assets. Distributions could also be negatively impacted by the inability to find suitable investments for the BTC II Partnership, potential poor performance of the assets in the BTC Partnerships, an increase in expenses or capital expenditures for any reason, and numerous other factors. Any request by the holders of our Operating Partnership units (“OP Units”) to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our shareholders. Accordingly, the net proceeds available for distribution to our shareholders pursuant to our liquidation, after the disposal of our assets and the settlement of our liabilities, may be less than the estimated NAV per share determined in January 2020 and the timing and amount of any additional liquidating distributions to be paid to our shareholders is uncertain.
We currently do not have research analysts reviewing our performance.
We do not have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, we do not have an independent review of our performance and value of our common shares relative to publicly traded companies.
Payments to the Sponsor, as the holder of the Special Units (as defined below) and the Advisor, as the holder of a preferred equity capital interest in the Operating Partnership, or cash redemptions by holders of OP Units will reduce cash available for distribution to our shareholders and our ability to honor their redemption requests under our share redemption program.
The Sponsor, in its capacity as the holder of the special partnership units in the Operating Partnership (“Special Units”), may be entitled to receive a cash payment upon dispositions of the Operating Partnership’s assets and/or redemption of the Special Units upon the earliest to occur of (i) the termination or non-renewal of the Advisory Agreement, upon a merger or sale of assets or other transaction in which the trustees then in office are replaced or removed, by the Advisor for good reason, or by us or the Operating Partnership other than for cause, or (ii) or the completion of our liquidation. In addition, following the closing of the Asset Sale, the Advisor was granted a preferred equity capital interest in the Operating Partnership having a preference on distributions from the Operating Partnership equal to $10.0 million (the “Preference”). Any additional distributions by the Operating Partnership will be made, after any distributions necessary to maintain the Company’s status as a REIT, (i) first, 100% to pay the Preference described above, and (ii) then, 65% to the holders of limited partnership interests in the Operating Partnership in proportion to their ownership interest in the Operating Partnership and 35% to the holder of the Special Units. These payments will reduce cash available for distribution to our shareholders and may negatively affect the value of our common shares upon the completion of our liquidation. Furthermore, if Special Units are redeemed pursuant to the termination of the Advisory Agreement, there may not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce the cash ultimately available for distribution to our shareholders.
The holders of OP Units (other than us and the holder of the Special Units) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, our common shares, cash, or a combination of both. Our election to redeem OP Units for cash will reduce funds available for other purposes, including for liquidation distributions and for redemption requests under our share redemption program.

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
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in our common shares.
Subsequent to the closing of the Asset Sale, we no longer have any wholly-owned debt outstanding, but the BTC Partnerships have debt outstanding. Under our declaration of trust, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent trustees. High debt levels could cause us to incur higher interest charges, could result in higher debt service obligations, could be accompanied by restrictive covenants, and generally could make us subject to the risks associated with higher leverage. These factors could reduce the amount of cash we have available to distribute and could result in a decline in our NAV.
RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE
We have incurred net losses on a GAAP basis for the year ended December 31, 2018 and accumulated deficits on a GAAP basis for the years ended December 31, 2019 and 2018.
For the year ended December 31, 2018, we incurred a net loss, on a GAAP basis, of approximately $6.8 million. In addition, we had accumulated deficit balances, on a GAAP basis, of approximately $501.6 million and $420.7 million, respectively, as December 31, 2019 and 2018. Our net losses and the related accumulated deficit balances can be attributed, in part, to real estate-related depreciation and amortization and interest expense, as well as acquisition-related expenses that were incurred during 2018. We may incur net losses and accumulated deficits in the future. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a shareholder’s investment could decline substantially. We cannot assure our shareholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.
A change in U.S. accounting standards regarding operating leases may make the leasing of the properties owned through the BTC Partnerships less attractive to potential tenants, which could reduce overall demand for our leasing services.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 on February 25, 2016, which substantially changed the current lease accounting standards, primarily by significantly changing the concept of operating lease accounting. As a result, a leased asset and obligation will be recorded on the customer’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact how companies account for and report leasing arrangements. In order to mitigate the effect of the new lease accounting standards, customers may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Customers also may reassess their lease-versus-buy strategies. This could result in greater renewal risks or shorter lease terms, which may negatively impact our operations. We adopted the standard when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the new standard. The adoption of this standard did not have a material effect on our consolidated financial statements.
Our investments are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S., and our business could be adversely affected by an economic downturn in that sector or in those geographic areas.

Our investments are concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector, such as downturns that may result from economic uncertainty with respect to imports, exports and international trade, or changes to certain trade agreements, to a greater extent than if our business activities included investing more significantly in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and the value of our common shares.
The geographic concentration of the properties owned through our interests in the BTC Partnerships in certain markets makes our business vulnerable to adverse conditions in those markets.
Because of the geographic concentration of certain of the properties owned through our interests in the BTC Partnerships, we may be vulnerable to adverse conditions, including general economic conditions, increased competition, real estate conditions, terrorist attacks, potential impacts from labor disputes in California or other ports, earthquakes and wildfires, and other natural disasters occurring in such markets. As of December 31, 2019, 23.2%, 10.7%, 10.3%, and 10.2% of the Partnerships’ total annualized base rent was concentrated in the Southern California, Pennsylvania, Atlanta, and New Jersey markets, respectively. In addition, we cannot assure our shareholders that the markets in which the properties owned through our interests in the BTC Partnerships are located will continue to grow or remain favorable to the industrial real estate industry.
We are dependent on customers for revenue and the inability to lease the properties owned through our interests in the BTC Partnerships or to collect rent from the customers of the BTC Partnerships will adversely affect our results of operations and returns to our shareholders.
Our revenues from property investments depend on the creditworthiness of customers and will be adversely affected by the loss of or default by significant lessees. Much of the BTC Partnerships’ customer base is presently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. In addition, certain of the properties owned through our interests in the BTC Partnerships are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Lease payment defaults by customers could cause us to reduce the amount of distributions to shareholders and could force the BTC Partnerships to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, the BTC Partnerships may also experience delays in enforcing their rights as landlord and may incur substantial costs in protecting our investment and re-leasing their property. If a lease is terminated, the value of the property may be immediately and negatively affected and the BTC Partnerships may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.
A prolonged national or world-wide economic downturn or volatile capital market conditions could harm our operations, cash flows and financial condition and lower returns to shareholders.
If disruptions in the capital and credit markets should occur as a result of, among other factors, uncertainty, changing regulations, changes in certain trade agreements, reduced alternatives or failures of significant financial institutions, our access to liquidity could be significantly impacted. For example, customers and potential customers of the properties owned through our interests in the BTC Partnerships operate in industries including e-commerce, traditional retail, third-party logistics, warehousing and manufacturing, all of which may be adversely impacted by recently enacted and proposed changes to U.S. foreign trade policies, including tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other policies. Prolonged disruptions could result in us delaying our disposition of our interests in the BTC Partnerships.
We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our interests in the BTC Partnerships as a result of increased customer delinquencies and/or defaults under leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be negatively affected to a greater extent if an economic downturn occurs, is prolonged or becomes more severe, which could significantly harm our ability to dispose of our interests in the BTC Partnerships for consideration that we believe is appropriate and could reduce the amount of liquidating distributions that we pay to our shareholders.
The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Customers and potential customers of the properties we own operate in industries which could be adversely affected by the disruption to business caused by the global outbreak of the Coronavirus. This could lead to impacts on our business similar to those described above. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. This may lead to a decline in imported goods from these countries, which may negatively impact the business of customers and potential customers of our properties. As the impact of the Coronavirus spreads to other parts of the world, similar impacts may occur with respect to affected countries.
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
We will seek to diversify our excess cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation generally only insures amounts up to $250,000 per depositor per insured bank. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions substantially in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute in connection with our liquidation.
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate, our operations and our profitability.
Terrorist attacks and other acts of violence, civilian unrest, or war may negatively affect our operations and our shareholders’ investment. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect customers’ ability to pay rent on their leases and have a material adverse effect on our financial condition, results of operations and the amount of liquidating distributions that we pay to our shareholders.
Our business could suffer in the event the Advisor, our transfer agent or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
The Advisor, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate company funds and/or confidential information including, for example, confidential information regarding our shareholders. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of cyber incidents has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber incidents may be carried out by third parties or insiders, including by computer hackers, foreign governments and cyber terrorists, using techniques that range from highly sophisticated efforts to more traditional intelligence gathering and social engineering aimed at obtaining information. The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated company funds or confidential information. Any material adverse effect experienced by the Advisor, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

Our board of trustees determines our major policies and operations which increases the uncertainties faced by our shareholders.
Our board of trustees determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, listing, redemptions and distributions. Our board of trustees may amend or revise these and other policies without providing notice to or obtaining the consent of our shareholders, which could result in outcomes that are significantly different from those anticipated by our shareholders. Under the Maryland REIT Law and our declaration of trust, our shareholders have a right to vote only on limited matters. Our board of trustees’ broad discretion in setting policies and our shareholders’ inability to exert control over those policies increases the uncertainty and risks our shareholders face, especially if our board of trustees and shareholders disagree as to what course of action is in our shareholders’ best interests.
Under our declaration of trust, our shareholders are not entitled to vote on our liquidation or dissolution unless our board of trustees determines to submit these matters for shareholder approval.
On February 3, 2020, the Company was converted from a Maryland corporation to a Maryland REIT and adopted our declaration of trust. The provisions of our declaration of trust are substantially similar to the provisions of our charter prior to the conversion, other than revisions necessary to reflect our new entity form as a Maryland REIT and to delete references to our Class T common stock and other immaterial drafting changes. The principal substantive differences between our declaration of trust and the charter are that our declaration of trust (i) permits the sale of all or substantially all of our assets following our adoption of the Plan of Liquidation, which was adopted on January 7, 2020; and (ii) does not require separate shareholder approval for dissolution because the Plan of Liquidation includes a provision for voluntary dissolution following disposition of our assets. Under our declaration of trust, our shareholders are only entitled to vote on the election and removal of trustees, amendments to our declaration of trust, mergers, consolidations and such other matters as our board of trustees determines to submit for shareholder approval. Thus, our shareholders are not entitled to vote on our liquidation or dissolution unless our board of trustees determines to submit these matters for shareholder approval.
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
These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or a change of our control, although some shareholders might consider such proposals, if made, desirable. Our declaration of trust and bylaws, the partnership agreement of our Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control of us that might involve a premium price for our common shares or that our shareholders otherwise might believe to be in their best interests.
Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our shareholders.
Limited partners in the Operating Partnership have the right to vote on certain amendments to the Operating Partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our shareholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our shareholders. These conflicts may be resolved in a manner shareholders believe is not in their best interests.
Due to our status as the general partner of the BTC Partnerships, we could be responsible for all liabilities of such partnerships and certain provisions in our joint venture agreements may delay, defer or prevent an unsolicited acquisition or change of our control.

Through our wholly-owned subsidiaries, we own general partner and limited partner interests in each of the BTC Partnerships. Our general partner status could expose us to all the liabilities of such partnership and our liability may be greater than the amount or value of our investment in the BTC Partnerships. There are provisions in our joint venture agreements that could prevent an unsolicited acquisition or change of our control, which some shareholders might consider, if made, to be desirable.
Maryland law and our organizational documents limit our shareholders’ rights to bring claims against our officers and trustees.
Maryland law provides that a trustee will not have any liability as a trustee so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our declaration of trust provides that, subject to the applicable limitations set forth therein or under Maryland law, no trustee or officer will be liable to us or our shareholders for monetary damages. Our declaration of trust also provides that we will generally indemnify and advance expenses to our trustees, our officers, the Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our officers and trustees. As a result, we and our shareholders have more limited rights against these persons than might otherwise exist under common law.
In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our declaration of trust provides that we may not indemnify our trustees, the Advisor and its affiliates for any liability or loss suffered by them or hold our trustees, the Advisor and its affiliates harmless for any liability or loss suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent trustees, the Advisor and its affiliates or gross negligence or willful misconduct by our independent trustees, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from our shareholders.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our trustees, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders with respect to our company, our trustees, our officers or our employees (we currently have no employees). This choice of forum provision will not apply to claims arising under the Securities Act or the Exchange Act. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our trustees, officers or employees, which may discourage meritorious claims from being asserted against us and our trustees, officers and employees. Alternatively, if a court were to find this provision of our declaration of trust inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland REIT Law to authorize the adoption of such provisions.
RISKS RELATED TO INVESTMENTS IN PROPERTY
Changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions may adversely affect our results of operations and returns to our shareholders.
We are subject to risks generally incident to the ownership of property including changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions and other factors particular to the locations of the respective property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or a rise in interest rates could make it more difficult for the BTC Partnerships to lease properties or may make it more difficult for us to dispose of our interests in the BTC Partnerships. In addition, rising interest rates could make alternative interest bearing and other investments more attractive and, therefore, potentially lower the value of our interests in the BTC Partnerships.

Adverse economic conditions in the regions where our assets are located may adversely affect occupancy levels, lease terms, and our ability to lease available areas, which could have an adverse effect on our results of operations.
Our results of operations depend substantially on our ability as the general partner of the BTC Partnerships to lease the areas available in the properties held through the BTC Partnerships as well as the price at which such space is leased. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease the properties, reduce occupancy levels, restrict our ability to increase rental rates and force us to lower rental rates and/or offer customer incentives. Should these assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as the amount of liquidating distributions that we will make, could be adversely affected. The following factors, among others, may adversely affect the operating performance of the properties we own through our interests in the BTC Partnerships:

•	Economic downturn and turmoil in the financial markets may preclude leasing or increase vacancy levels;

•
Periods of increased interest rates could result in, among other things, an increase in defaults by customers, a decline in property values, and make it more difficult for them to dispose of their properties at an attractive price;

•	Rising vacancy rates for commercial property, particularly in large metropolitan areas;

•	Inability to attract and maintain quality customers;

•	Default or breaches by customers of their contractual obligations;

•	Increases in operating costs, including the need for capital improvements;

•	Increases in the taxes levied; and

•	Regulatory changes affecting the real estate industry, including zoning rules.
Further, the demand for industrial space in the U.S. is related to the level of economic activity. Accordingly, reduced economic activity may lead to lower occupancy and/or rental rates for the properties we own through our interests in the BTC Partnerships.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return to our shareholders.
A property may incur a vacancy either by the normal expiration of the lease or the continued default of a customer under its lease. In addition, value-add properties or other types of development properties may have significant vacancies at the time of acquisition. If property vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to shareholders in connection with our liquidation. In addition, because properties’ market values depend principally upon the cash flow generated by the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the return to our shareholders.
Risks related to the development of properties may have an adverse effect on our results of operations and returns to our shareholders.
The risks associated with development and construction activities carried out by real estate companies like ours include, among others, the following:

•	Long periods of time may elapse between the commencement and the completion of projects;

•	Construction and development costs may exceed original estimates;

•	The developer/builder may be unable to index costs or receivables to inflation indices prevailing in the industry;

•	The level of interest of potential customers for a recently launched development may be low;

•	There could be delays in obtaining necessary permits;

•	The supply and availability of construction materials and equipment may decrease and the price of construction materials and equipment may increase;

•	Construction and sales may not be completed on time, resulting in a cost increase;

•	It may be difficult to acquire land for new developments or properties;

•	Labor may be in limited availability;

•	Changes in tax, real estate and zoning laws may be unfavorable; and

•	Unforeseen environmental or other site conditions.

In addition, our reputation and the construction quality of our real estate developments operated through the BTC Partnerships may be determining factors for the ability to lease space and grow. The timely delivery of real estate projects and the quality of the developments, however, depend on certain factors beyond our full control, including the quality and timeliness of construction materials delivered and the technical capabilities of the contractor. If one or more problems affect these real estate developments, our reputation and future performance may be negatively affected and we may be exposed to civil liability. Companies in the real estate industry, including us, depend on a variety of factors outside of their control to build, develop and operate real estate projects. These factors include, among others, the availability of market resources for financing, land acquisition and project development. We, as the general partner of the BTC Partnerships, may be unable to obtain financing for construction and development activities under favorable terms, including but not limited to interest rates, maturity dates and/or loan to value ratios, or at all, which could cause the delay or even abandonment of potential development projects. Further, any scarcity of market resources, including human capital, may decrease development capacity due to difficulty in obtaining credit for land acquisition or construction financing. The combination of these risks may adversely affect our revenues, results of operations, financial condition and the amount of liquidating distributions we pay to our shareholders, which may adversely affect returns to our shareholders.
Delays in the acquisition, development and construction of properties may have adverse effects on portfolio diversification, results of operations, and returns to our shareholders’ investment.
Delays we encounter in the acquisition, development and construction of properties we own through our interests in the BTC Partnerships could adversely affect our shareholders’ returns. In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, the BTC Partnerships may not receive any income from these properties and the value of our interests in the BTC Partnerships could suffer. Delays in the completion of construction could give customers the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when the BTC Partnerships make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or losses. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, as the general partner of the BTC Partnerships, the price we agree to pay for a property will be based on our projections of rental income and expenses and estimates of the fair market value of the property upon completion of construction. If our projections are inaccurate, it may result in the BTC Partnerships paying too much for a property.
Changes in supply of or demand for similar properties in a particular area may increase the price of real estate assets we seek to purchase or adversely affect the value of the properties we own.
The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. For example, if demand for the types of real estate assets in which we seek to invest through the BTC Partnerships were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our shareholders. Likewise, a sharp increase in supply could adversely affect lease rates and occupancy, which could result in lower operating results and overall returns to our shareholders.
Actions of joint venture partners could negatively impact our performance.
We have entered into the BTC Partnerships with third parties, including entities that are affiliated with the Advisor. We have and may continue to purchase and develop properties in these partnerships. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	The possibility that our venture partner might become bankrupt or otherwise be unable to meet its capital contribution obligations;

•	That such venture partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	That such venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	That actions by such venture partner could adversely affect our reputation, negatively impacting our ability to conduct business.
Actions by such a joint venture partner, which are generally out of our control, might have the result of subjecting the properties held in the BTC Partnerships to liabilities in excess of those contemplated and may have the effect of reducing our shareholders’ returns.

Under certain circumstances, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture partnership and decrease potential returns to our shareholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. For example, certain actions by the joint venture partnership may require joint approval of our affiliated partners, on the one hand, and our joint venture partner, on the other hand. An impasse among the partners could result in a “deadlock event,” which could trigger a buy-sell mechanism under the partnership agreement and, under certain circumstances, could lead to a liquidation of all or a portion of the partnership’s portfolio. In such circumstances, we may also be subject to the 100% penalty tax on “prohibited transactions.” It may also be difficult for us to sell our interests in the BTC Partnerships. In addition, certain conflicts of interest exist with respect to the other partners in the BTC Partnerships that are affiliates of the Advisor.
Properties are illiquid investments and we may be unable to adjust the BTC Partnerships’ portfolios in response to changes in economic or other conditions or sell a property in one or both of those portfolios if or when we decide to do so.
Properties are illiquid investments and we may be unable to adjust the BTC Partnerships’ portfolios in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we, as the general partner of the BTC Partnerships, will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.
We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. The BTC Partnerships may also be required to expend funds to correct defects or to make improvements before a property can be sold. There can be no assurance that funds will be available to correct such defects or to make such improvements. In acquiring a property through the BTC Partnerships, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. All of these provisions would restrict the BTC Partnerships’ ability to sell a property, may hinder our ability to sell our interests in the BTC Partnerships and may reduce the amount we receive upon the disposition of our interests in the BTC Partnerships.
Our operating expenses may increase in the future and to the extent such increases cannot be passed on to our customers, our cash flow and our operating results would decrease.
Operating expenses at the properties held indirectly through the BTC Partnerships, such as expenses for property and other taxes, fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. Furthermore, we, as the general partner of the BTC Partnerships, may not be able to pass these increases on to the customers at such properties. To the extent such increases cannot be passed on to the customers, any such increases would cause our cash flow and our operating results to decrease.
We compete with numerous other parties or entities for property investments and customers and may not compete successfully.
We, through the BTC Partnerships, compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract customers to properties we already own, including with entities sponsored or advised by affiliates of the Sponsor. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at the properties we own through our interests in the BTC Partnerships. Similarly, the opening of new competing assets near these assets may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and the amount of liquidating distributions that we pay to our shareholders.
The operating results of the assets that we own may be impacted by our customers’ financial condition.
The income that we earn from our interests in the BTC Partnerships is derived primarily from lease payments made by our customers at the properties owned by the BTC Partnerships. As such, our performance is indirectly affected by the financial results of our customers, as difficulties experienced by our customers could result in defaults in their obligations to the BTC Partnerships.

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
The BTC Partnerships’ lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to customers, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for the BTC Partnerships: (i) if the BTC Partnerships plan to vacate a given unit in order to change or adapt an asset’s mix of customers, the customer could remain in that unit by filing a lease renewal action and interfere with the BTC Partnerships’ strategy; and (ii) if the BTC Partnerships desire to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. The BTC Partnerships would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of the BTC Partnerships’ lease agreements and/or the judicial review of lease prices may adversely affect the BTC Partnerships, and accordingly, our cash flow and our operating results.
Certain of the BTC Partnerships’ lease agreements are not “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. The BTC Partnerships may be exposed to higher maintenance, taxes, and property management expenses with respect to all of our leases that are not “triple net.”
We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.
Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of the assets we own through our interests in the BTC Partnerships. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain customers to terminate their leases or result in an increase in costs, as we may be forced to use backup generators, which also could be insufficient to fully operate the assets held through the BTC Partnerships and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.
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
In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect the value of our shareholders’ investments.
In the event of noncompliance with such laws, regulations, licenses and authorizations, we may face the payment of fines, project shutdowns, cancellation of licenses, and revocation of authorizations, in addition to other civil and criminal penalties.
The properties we own indirectly through our interests in the BTC Partnerships are subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.
The properties we own indirectly through our interests in the BTC Partnerships are subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of the leases for these properties provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy, while other leases generally provide that we are responsible for such taxes. In any case, as the owner of the properties, the BTC Partnerships are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, the customers may be unable to make the required tax payments, ultimately requiring the BTC Partnerships to pay the taxes even if otherwise stated under the terms of the lease. If any such taxes are not paid, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, the BTC Partnerships will generally be responsible for property taxes related to any vacant space. Due to our ownership interests in the BTC Partnerships, any such liability for tax payments could adversely affect our income and returns to our shareholders.
Uninsured losses or premiums for insurance coverage relating to property may adversely affect our operating results.
The BTC Partnerships attempt to adequately insure all of their properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums the BTC Partnerships pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance the properties owned by the BTC Partnerships. In such instances, the BTC Partnerships may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of the properties owned by the BTC Partnerships incurs a casualty loss which is not fully covered by insurance, the value of our interests in the BTC Partnerships will be reduced by any such uninsured loss. In addition, the BTC Partnerships could be held liable for indemnifying possible victims of an accident. There can be no assurance that funding will be available to the BTC Partnerships for repair or reconstruction of damaged property in the future or for liability payments to accident victims.
Environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, a current or previous owner or operator of property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of the properties owned by the BTC Partnerships, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. Due to our interests in the BTC Partnerships, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for liquidating distributions to our shareholders.
Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of the properties owned by the BTC Partnerships may contain asbestos-containing building materials.
We have, and as the general partner of the BTC Partnerships, intend to continue to, invest in properties historically used for industrial, manufacturing and commercial purposes. Some of the properties owned by the BTC Partnerships may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the properties presently owned by the BTC Partnerships and properties that may be acquired by the BTC Partnerships in the future may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of these properties may be on or adjacent to or near other properties upon which others, including former owners or customers of the properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

From time to time, we may acquire interests in properties through the BTC Partnerships with known adverse environmental conditions. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the cost, as applicable. Further, in connection with property dispositions, we and/or the BTC Partnerships may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
The BTC Partnerships’ properties are generally subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with the acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Nonetheless, an environmental liability that could have a material adverse effect on our business, financial condition or results of operations taken as a whole, may exist at the time of acquisition or may arise in the future, with respect to any properties that are acquired by the BTC Partnerships. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, it is possible that (i) future laws, ordinances or regulations may impose a material environmental liability or (ii) the then current environmental condition of the properties acquired may be affected by customers, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us and the BTC Partnerships.
Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
All property and the operations conducted on property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Customers’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to customers that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, at a particular property may adversely affect our ability to sell or rent such property or sell our interests in the BTC Partnerships.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require the BTC Partnerships to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, customers’ operations, the existing condition of land when acquired, operations in the vicinity of the properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect the properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which the BTC Partnerships may be required to comply and which may subject them to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages that the BTC Partnerships must pay may reduce the value of our interests in the BTC Partnerships and the amount of liquidating distributions that we pay to our shareholders. In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.
The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for liquidating distributions to our shareholders.
Properties in which we hold an interest may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require the removal access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies used to comply with the act may reduce the value of our interests in the BTC Partnerships and the amount of liquidating distributions to our shareholders.
The BTC Partnerships may not have funding for future tenant improvements which may adversely affect the value of their assets, our results of operations and returns to our shareholders.
If a customer at one of the properties owned by the BTC Partnerships does not renew its lease or otherwise vacates its space in one of their buildings, it is likely that, in order to attract one or more new customers, the BTC Partnerships will be required to expend substantial funds to construct new tenant improvements in the vacated space. If the BTC Partnerships do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, the BTC Partnerships may be required to defer necessary or desirable improvements to their properties. If they defer such improvements, the applicable properties may decline in value, and it may be more difficult to attract or retain customers to such properties or the amount of rent that can be charged at such properties may decrease. There can be no assurance that the BTC Partnerships will have any sources of funding available to the BTC Partnerships for repair or reconstruction of damaged property in the future.
RISKS RELATED TO DEBT FINANCING
The BTC Partnerships may not be able to obtain debt financing necessary to run their business.
We anticipate that the BTC Partnerships will maintain limited permanent working capital reserves. Accordingly, the BTC Partnerships may need to borrow capital for acquisitions, the improvement of acquired properties, and for other purposes. Under current or future market conditions, the BTC Partnerships may not be able to borrow all of the funds they may need. If they cannot obtain debt or equity financing on acceptable terms, their ability to acquire new investments will be adversely affected. This may negatively impact our results of operations and reduce the amount of liquidating distributions to our shareholders.
Increases in interest rates and/or unfavorable changes in other financing terms may make it more difficult for the BTC Partnerships to finance the acquisition, construction, or development of properties or to refinance properties, which could reduce the number of properties they can acquire and develop, which may reduce the amount of liquidating distributions we can make to our shareholders.
If mortgage debt or construction financing is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, the BTC Partnerships may not be able to finance the initial purchase, construction or development of properties. In addition, when the BTC Partnerships incur debt, they run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher or other financing terms, such as principal amortization, are not as favorable when the BTC Partnerships refinance debt, the value of our interests in the BTC Partnerships could be reduced. The BTC Partnerships may be unable to refinance debt at appropriate times, which may require the disposition of properties on terms that are not advantageous to the BTC Partnerships and us, or, with respect to mortgage debt, could result in the foreclosure of such properties. With respect to construction financing, the inability to obtain or refinance debt could result in the abandonment of a development project. If any of these events occur, cash flows at the BTC Partnerships would be reduced. This, in turn, may hinder our ability to dispose of our interests in the BTC Partnerships and could result in a reduction of the cash available for liquidating distributions to our shareholders.
Risks related to variable rate indebtedness could increase the amount of the BTC Partnerships’ debt payments and therefore negatively impact our operating results.
The debt incurred by the BTC Partnerships may be subject to the fluctuation of market interest rates such as the London Interbank Offered Rate, or “LIBOR”, Prime rate, and other benchmark rates. Should such interest rates continue to increase, the debt payments may also increase, reducing cash flows at the BTC Partnerships. Furthermore, if the BTC Partnerships need to repay existing debt during periods of rising interest rates, they could be required to liquidate one or more of investments at times which may not permit realization of the maximum return on such investments. Additionally, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect the properties held through the BTC Partnerships.
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
At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR or other benchmarks. The use of alternative reference rates or other reforms could cause the interest rates for the BTC Partnerships’ floating rate indebtedness to be materially higher than expected.

The BTC Partnerships may enter into financing arrangements involving balloon payment obligations, which may adversely affect their ability to refinance or sell properties on favorable terms, which could negatively impact the value of our interests in the BTC Partnerships.
Some of the BTC Partnerships’ financing arrangements may require them to make a lump-sum or “balloon” payment at maturity. Their ability to make a balloon payment at maturity will be uncertain and may depend upon their ability to obtain additional financing or to sell the particular property. At the time the balloon payment is due, they may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the projected time of disposition of the affected assets and could negatively affect the value of our interests in the BTC Partnerships, resulting in a reduction of the amount of liquidating distributions that we pay to our shareholders.
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
The Advisor and its affiliates and related parties, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us, other Sponsor affiliated entities and related parties and joint venture partners, which could result in actions that are not in our shareholders’ best interests.
The Advisor and its affiliates and related parties receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Further, the Advisor or its affiliates or related parties receive various fees for providing services to the BTC Partnerships, including but not limited to an asset management fee, with respect to the proportionate interest in the properties held by our joint venture partners. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Among other matters, the compensation arrangements could affect the judgment of the Advisor or its affiliates or related parties with respect to:

•
Property dispositions by the BTC Partnerships and the ultimate sale of our interests in the BTC Partnerships, which may allow the Advisor, its affiliates and related parties to earn additional asset management fees and distributions from sales;

•
Property acquisitions by the BTC Partnerships from third parties or Sponsor affiliated entities or related parties, which may allow the Advisor or its affiliates or related parties to earn additional acquisition, asset management and other fees;

•
Investment opportunities, which may result in more compensation to Sponsor affiliated entities or related parties if allocated to other programs or business ventures instead of the BTC Partnerships; and

•	Matters related to the completion of our liquidation.
Further, the Advisor may recommend that the BTC Partnerships invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that the BTC Partnerships purchase properties using debt financing since the acquisition fees and asset management fees that are paid to the Advisor could increase if there is higher level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to Black Creek Property Management Company LLC (the “Property Manager”) would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. The Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests or the best interests of the BTC Partnerships at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than would otherwise be the case of the property were held until a more opportune time for disposition. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. Considerations relating to compensation from us or our joint venture partners to the Advisor and its affiliates or related parties, other Sponsor affiliated entities and related parties and other business ventures could result in decisions that are not in our shareholders’ best interests, which could negatively affect the value of our interests in the BTC Partnerships, resulting in a reduction of the amount of liquidating distributions that we pay to our shareholders. Conflicts of interest such as those described above have contributed to shareholder litigation against certain other externally managed REITs that are not affiliated with us.
We have entered and may continue to enter into transactions with the Advisor or affiliates or other related entities of the Advisor; as a result, in any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and we may incur additional expenses.
We have entered and may continue to enter into transactions with the Advisor or with affiliates or other related entities of the Advisor. For example, we may dispose of an interest in a property to an affiliate or related party of the Advisor. The BTC Partnerships may also purchase properties developed and completed by affiliates of the Advisor. The Advisor and/or its management team could experience a conflict in representing our interests in these transactions. In any such transaction, we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may receive terms that are less beneficial to us than if such transactions were with a third party. In addition, our independent trustees may request that independent legal counsel be provided to them on any matter in which they deem such counsel appropriate or necessary. If the independent trustees request independent legal counsel, we will pay the cost of such counsel, which could reduce the cash available to us for other purposes, including paying liquidating distributions to our shareholders.
We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor or its affiliates, our business could suffer.
Our ability to successfully complete the Plan of Liquidation is dependent upon the performance of the Advisor with respect to our investment in the BTC Partnerships. Specifically, with respect to the BTC Partnerships, we depend on the Advisor with respect to the acquisition, disposition and management of real properties, the selection of customers for the properties, the determination of any financing arrangements at the BTC Partnerships and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Taylor M. Paul, Scott W. Recknor, Scott Seager, Jeffrey W. Taylor, Peter M. Vanderburg, J.R. Wetzel, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.
The fees we pay to the Advisor and its affiliates and related parties in connection with the operation of our business and the acquisition, management and disposition of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
Substantial fees will continue to be paid to the Advisor and other affiliates and related parties of the Advisor for services they provide to us in connection with the operation of our business and the acquisition, management and disposition of our investments. None of these arrangements were determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
We will compete with entities sponsored or advised by affiliates of the Sponsor, for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.
We compete with existing entities, and may compete with entities created in the future, that are sponsored or advised by affiliates of the Sponsor as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell certain types of properties. Through our interests in the BTC Partnerships, we may also buy, finance or sell properties at the same time as these entities are buying, financing or selling properties. In this regard, there is a risk that the BTC Partnerships will purchase a property that provides lower returns than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services.
Certain entities sponsored or advised by affiliates of the Sponsor own and/or manage properties in geographical areas in which we expect to indirectly own properties through our interests in the BTC Partnerships. Therefore, our properties may compete for customers with other properties owned and/or managed by these entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by these entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers at the properties owned by the BTC Partnerships. The Sponsor and the Advisor have implemented lease allocation guidelines to assist with the process of the allocation of leases when we, through the BTC Partnerships, and certain other entities to which affiliates of the Advisor are providing certain advisory services have potentially competing properties with respect to a particular customer. Pursuant to the lease allocation guidelines, if we have an opportunity to bid on a lease with a prospective customer and one or more of these other entities has a potentially competing property, then, under certain circumstances, we may not be permitted to bid on the opportunity and in other circumstances, we and the other entities will be permitted to participate in the bidding process. The lease allocation guidelines are overseen by a joint management committee consisting of our management committee and certain other management representatives associated with other entities to which affiliates of the Advisor are providing similar services.
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
The Sponsor may modify its overall allocation policies from time to time. Any changes to the Sponsor’s allocation policies will be timely reported to our Conflicts Resolution Committee. The Advisor will be required to provide information to our board of trustees on a quarterly basis to enable our board of trustees, including the independent trustees, to determine whether such policies are being fairly applied.
RISKS RELATED TO OUR TAXATION AS A REIT
Failure to qualify as a REIT could adversely affect our operations and reduce the amount of any liquidating distributions.
We have operated and have elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We have not and do not intend to request a ruling from the Internal Revenue Service (the “IRS”), as to our REIT status. Our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.
If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. While our board of trustees does not presently intend to terminate our REIT status prior to the final liquidating distribution of our assets and our dissolution, pursuant to the Plan of Liquidation, our board of trustees may take actions that would result in such a loss of REIT status. To qualify as a REIT, we must satisfy various ongoing requirements relating to our organization, the nature of our gross assets and income, the timing and amount of distributions and the composition of our shareholders. There can be no assurance that we will be able to maintain our REIT qualification. We may encounter difficulties satisfying these requirements as part of the liquidation process. If we lose our REIT status, we would be taxable as a corporation for U.S. federal income tax purposes and would be liable for U.S. federal income taxes at the corporate rate with respect to our entire income from operations and from liquidating sales of our assets for the taxable year in which our qualification as a REIT terminates and in any subsequent years, and we would not be entitled to a tax deduction for distributions that we make. We would also be subject to increased state and local taxes. As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for liquidating distributions to our shareholders.
We believe that the Operating Partnership will be treated for U.S. federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the IRS successfully determines that the Operating Partnership should be treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as shareholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.
To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, in addition to other qualification requirements, we normally will be required each year to distribute to our shareholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay or are deemed to have paid with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. It is possible that we might be required to borrow funds or sell assets to fund these distributions. It is possible that we might not always be able to continue to make distributions sufficient to meet the annual distribution requirements required to maintain our REIT status, avoid corporate tax on undistributed income and/or avoid the 4% excise tax. From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms or sell investments at disadvantageous prices to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements could adversely affect our value.
Distributing interests in a partnership upon liquidation may cause shareholders to recognize taxable gain prior to the receipt of cash
Liquidating distributions we make pursuant to the Plan of Liquidation generally will, to the extent of our current earnings and profits for the year of the liquidating distribution, qualify for the dividends paid deduction, provided that they are made within twenty-four months of January 6, 2020, the date our shareholders approved the Plan of Liquidation. Conditions may arise which cause us not to be able to liquidate within the twenty-four-month period. For instance, it may not be possible to sell our assets at acceptable prices during this period. In this event, rather than retaining our assets and risk losing our status as a REIT, we intend to elect to be treated as a partnership for U.S. federal income tax purposes. This election would be treated for U.S. federal income tax purposes as a distribution of our remaining assets to our shareholders, followed by a contribution of the assets to the partnership. As a result, shareholders would recognize gain prior to the sale of the assets by the partnership and the distribution to shareholders of the net cash proceeds, if any, to the extent their share of the cash and the fair market value of any assets received by the partnership was greater than their tax basis in their stock (reduced by the amount of all prior liquidating distributions made to shareholders during the liquidation period). This transfer also may have adverse tax consequences for tax-exempt and non-U.S. shareholders, including with respect to the on-going activity of the partnership.
In addition, the fair market value of the assets received by the partnership as estimated for purposes of determining the extent of a shareholder’s gain at the time interests in the liquidating trust are distributed to our shareholders, may exceed the cash or fair market value of property received by the partnership on a sale of such assets. In this case, a shareholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Internal Revenue Code.

If we were to abandon the Plan of Liquidation in a tax year subsequent to one in which we already made liquidating distributions, the timing and character of shareholders’ taxation with respect to liquidating distributions made to them in the prior tax year could change, which may subject the shareholder to tax liability.
The U.S. federal income tax consequences of abandoning the Plan of Liquidation once we have begun making liquidating distributions are not entirely clear, in particular because liquidating distributions could be made in multiple tax years. In general, distributions to shareholders under the Plan of Liquidation, including their pro rata share of the fair market value of any assets that are transferred to a partnership, should not be taxable to them for U.S. federal income tax purposes until the aggregate amount of liquidating distributions to them exceeds their respective adjusted tax basis in their shares of common stock, and then should be taxable to them as capital gain (assuming they hold their shares as a capital asset). However, if we abandon the Plan of Liquidation, the U.S. federal income tax treatment of any liquidating distributions already made pursuant to the Plan of Liquidation would no longer be treated as having been made as part of our complete liquidation. Instead, any such distributions could be treated as either a distribution made with respect to the shares shareholders hold, subject to the normal rules of U.S. federal income tax the distributions they currently receive are subject to, or as payment to them for the sale or exchange of their shares in partial redemption of them. Treatment as a sale or distribution would depend on their particular circumstances and we cannot predict which would apply; however, regardless of which treatment would apply, each distribution likely would be at least partially taxable to them, and potentially at rates applicable to ordinary income rather than to capital gains.
In addition, liquidating distributions we make pursuant to the Plan of Liquidation qualify for the dividends paid deduction to the extent of our current earnings and profits for the year of the liquidating distribution (which helps us ensure we meet our annual distribution requirement during our liquidation process), provided that they are made within twenty-four months of the adoption of the plan; however, if such distributions were no longer made pursuant to our complete liquidation within twenty-four months of the adoption of the Plan of Liquidation, whether any part of the distributions qualify for the dividends paid deduction will depend on different criteria. If we had made some liquidating distributions in one tax year and we abandoned the Plan of Liquidation in the subsequent tax year, it is possible that we may not have made sufficient distributions in that first tax year to satisfy our annual distribution requirement for that tax year which, if we are unable to cure such failure, could result in the loss of our REIT status effective as of the beginning of that first tax year. Furthermore, we could be treated as having failed to withhold the correct amount with respect to distributions to non-U.S. shareholders, which could subject us to penalties, thereby reducing the amount available for distribution to our shareholders.
Our shareholders may have current tax liability on distributions if they elected to reinvest in shares of our common stock.
Our distribution reinvestment plan has been terminated, but was available through the first half of 2019. Shareholders who elected to participate in our distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, incurred a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, to the extent such distribution is properly treated as being paid out of “earnings and profits,” even though such shareholders elected not to receive the distributions used to purchase those shares of common stock in cash. As a result, each of our shareholders that is not a tax-exempt entity may have to use funds from other sources to pay such tax liability on the value of the common stock received.
Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20.0% plus a 3.8% “Medicare tax” surcharge. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient on ordinary income (rather than the 20.0% preferential rate), and are also subject to the 3.8% Medicare tax. For taxable years beginning before January 1, 2026, however, REIT distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary), which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. Notwithstanding the 20% deduction for REIT dividends, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common shares.
In certain circumstances, we may be subject to U.S. federal and state income taxes as a REIT, which would reduce our cash available for distribution to our shareholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our shareholders would be treated as if they had earned that income and paid the tax on it directly, would be eligible to receive a credit or refund of the taxes deemed paid on the income deemed earned, and shall increase the adjusted basis of its shares by the excess of such deemed income over the amount of taxes deemed paid. However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available to pay liquidating distributions to our shareholders.
Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Neither ordinary nor capital gain distributions with respect to our common shares, or gain from the sale of common shares should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our common shares are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•
Part of the income and gain recognized by a tax-exempt investor with respect to our common shares would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common shares; and

•
Part or all of the income or gain recognized with respect to our common shares by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Our investments in the BTC Partnerships could subject us to the tax risks associated with the tax status of such entities.
Our investments in the BTC Partnerships are subject to the risk that one or both of the partnerships may fail to satisfy the requirements to qualify as a partnership in any given taxable year. Such failure could subject the applicable partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.
Legislative or regulatory action could adversely affect us or our shareholders.
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities, including, without limitation, the tax reform that took effect on January 1, 2018. Additional changes to tax laws may continue to occur in the future and may take effect retroactively, and there can be no assurance that any such changes will not adversely affect how we are taxed or the taxation of our shareholders. We urge our shareholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common shares.
Foreign investors may be subject to FIRPTA on the sale of common shares if we are unable to qualify as a domestically controlled REIT.
A foreign person (other than a “qualified foreign pension plan”) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor (other than a “qualified foreign pension plan”) on a sale of our common shares would be subject to FIRPTA unless our common shares was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common shares. We are not traded on an established securities market.
Each of our Subsidiary REITs must individually qualify as a REIT, and failure of any one of our Subsidiary REITs to qualify as a REIT could also cause us to fail to qualify as a REIT.
We indirectly own equity interests in wholly-owned subsidiaries of the BTC Partnerships (the “Subsidiary REITs”) and we currently intend to directly or indirectly own additional Subsidiary REITs. Each Subsidiary REIT has elected or will elect to be treated as a REIT, and we intend that each Subsidiary REIT will qualify as a REIT. Each Subsidiary REIT is subject to, and must comply with the same requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. The risks described under the caption “Risks Related to Our Taxation as REIT” also apply to each of the Subsidiary REITs. If a Subsidiary REIT fails to qualify as a REIT, it would be subject to U.S. federal income tax at regular corporate rates, and such Subsidiary REIT would remain disqualified as a REIT for four years following the year in which it lost its REIT status. Moreover, we may also fail to qualify as REIT in the event that one or more of our Subsidiary REITs fails to qualify as a REIT.
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
These and other requirements are intended to provide benefits or protections to security holders of investment companies. Because we and our subsidiaries do not expect to be subject to these requirements, our shareholders will not be entitled to these benefits or protections. It is our policy to operate in a manner that will not require us to register as an investment company, and we do not expect to register as an “investment company” under the Investment Company Act.
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
We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because, if we have any securities that are considered to be investment securities held by an entity, then we will seek to assure that holdings of investment securities in such entity will not exceed 40% of the total assets of that entity as calculated under the Investment Company Act. In order to operate in compliance with that standard, each entity may be required to conduct its business in a manner that takes account of these provisions. We, the Operating Partnership, the BTC Partnerships or a subsidiary could be unable to sell assets we would otherwise want to sell or may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the 40% test.
If we, the Operating Partnership, the BTC Partnerships, or any subsidiary owns assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of its total assets, the entity could be deemed to be an investment company. In that case the entity would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company. Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for entities, among other things, “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption, as interpreted by the staff of the SEC, generally requires that at least 55% of our subsidiaries’

portfolios must be comprised of qualifying assets and at least 80% of each of their total portfolios of assets must be comprised of a combination of qualifying assets and other real estate-related assets (as such terms have been interpreted by the staff of the SEC under the Investment Company Act), and no more than 20% may be comprised of assets that are neither qualifying assets nor real estate-related assets. Qualifying assets for this purpose include certain mortgage loans and other assets that the SEC staff, in various no-action letters, has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets those assets that do not qualify for treatment as qualifying assets, including any securities of companies primarily engaged in real estate businesses that are not within the scope of SEC staff positions and/or interpretations regarding qualifying assets. In order to assure that the composition of assets of an entity meets the required standard, an entity may have to buy, hold, or sell an asset that it might otherwise prefer not to buy, sell, or hold at that time.
In addition, we, the Operating Partnership, the BTC Partnerships, and/or our subsidiaries may rely upon other exceptions and exemptions, including the exemptions provided by Section 3(c)(6) of the Investment Company Act (which exempts, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the exemption provided by Section 3(c)(5)(C), discussed above), from the definition of an investment company and the registration requirements under the Investment Company Act. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs (and/or their subsidiaries), including actions by the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. For example, on August 31, 2011, the SEC issued a concept release requesting comments regarding a number of matters relating to the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, including the nature of assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. To the extent that the SEC or the SEC staff provides more specific guidance regarding any of the matters bearing upon the exemptions discussed above or other exemptions from the definition of investment company under the Investment Company Act upon which we may rely, we may be required to change the way we conduct our business or adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage and other business strategies would be substantially reduced. Our business could be materially and adversely affected if we fail to qualify for an exemption or exclusion from regulation under the Investment Company Act.
If we or the Operating Partnership is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our shareholders’ investment return or impair our ability to conduct our business as planned.
If we become an investment company or are otherwise required to register as an investment company, we might be required to revise some of our current policies, or substantially restructure our business, to comply with the Investment Company Act. This would likely require us to incur the expense and delay of holding a shareholder meeting to vote on proposals for such changes. Further, if we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2019, we owned and managed, either directly or through our 20% minority ownership interest in the BTC I Partnership and our 8% minority ownership interest in the BTC II Partnership, a real estate portfolio that included 296 industrial buildings totaling approximately 53.3 million square feet located in 26 markets throughout the U.S., with 506 customers, and was 90.2% leased with a weighted-average remaining lease term (based on square feet) of approximately 4.0 years. As of December 31, 2019:

•	we directly owned a consolidated real estate portfolio that consisted of 236 acquired or completed buildings totaling approximately 37.5 million square feet that were approximately 96.1% leased.

•
the BTC I Partnership owned a real estate portfolio that consisted of 39 acquired or completed buildings totaling approximately 11.1 million square feet that were approximately 81.3% leased; three buildings under construction totaling 0.7 million square feet; four buildings in the pre-construction phase for an additional 0.7 million square feet; and one land parcel.

•
the BTC II Partnership owned a real estate portfolio that consisted of 21 acquired or completed buildings totaling approximately 4.7 million square feet that were approximately 64.0% leased; four buildings under construction totaling 1.0 million square feet; and nine buildings in the pre-construction phase for an additional 3.4 million square feet.

From January 2014 through December 2019, we had acquired, either directly or through our minority ownership interests in the BTC Partnerships, 326 buildings comprised of approximately 57.0 million square feet for an aggregate total purchase price, including costs to complete development projects, of approximately $4.4 billion. We funded these acquisitions primarily with proceeds from our public offering, institutional equity, and debt financings. In addition, since January 2014, we have disposed of, either directly or through our minority ownership interests in our joint venture partnerships, 30 buildings comprised of approximately 3.8 million square feet for an aggregate gross sales price of $359.4 million.
Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.
On January 8, 2020, we completed the Asset Sale and sold all of the properties in our consolidated portfolio. See “Note 14 to the Consolidated Financial Statements” for further information regarding the Asset Sale.
Building Types. Our industrial buildings consist primarily of warehouses and distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2019:

		% of Total Rentable Square Feet
Building Type	Description	Total (1)	Consolidated (2)
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	75.4%	70.3%
Light industrial	Building size below 150,000 square feet, single or multi-customer	23.5	28.2
Flex industrial	Includes assembly or research and development, primarily multi-customer	0.7	1.0
Freezer/Cooler	Food distribution, primarily single customer	0.4	0.5
		100.0%	100.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2019. Unconsolidated properties are those owned through our minority ownership interests in the BTC Partnerships. Properties owned through the BTC Partnerships are shown as if we owned a 100% interest.

(2)
Represents only our consolidated properties. These properties met the criteria to be classified as held for sale as of December 31, 2019 and were sold as part of the Asset Sale on January 8, 2020. See “Note 14 to the Consolidated Financial Statements” for further detail regarding the Asset Sale.

Portfolio Overview and Market Diversification. As of December 31, 2019, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $5.08 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2019:

($ and square feet in thousands)	Number of Buildings	Total Rentable Square Feet	% of Total Rentable Square Feet	Leased Rate	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
Consolidated Properties (2):
Atlanta	23	3,143	5.9%	98.6%	$13,767	5.8%

($ and square feet in thousands)	Number of Buildings	Total Rentable Square Feet	% of Total Rentable Square Feet	Leased Rate	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
Austin	1	76	0.1	100.0	500	0.2
Baltimore/D.C.	14	1,637	3.1	97.9	8,803	3.7
Central Valley	6	1,273	2.4	100.0	5,746	2.4
Charlotte	1	560	1.1	100.0	2,266	0.9
Chicago	16	3,429	6.3	91.2	13,955	5.8
Cincinnati	6	1,350	2.5	100.0	5,038	2.1
Dallas	13	2,970	5.6	87.5	10,703	4.5
Denver	4	753	1.4	100.0	3,944	1.6
Houston	21	2,217	4.2	88.8	10,789	4.5
Indianapolis	3	1,068	2.0	100.0	4,198	1.7
Las Vegas	1	382	0.7	100.0	1,887	0.8
Louisville	6	2,190	4.1	100.0	8,558	3.6
Memphis	7	2,602	4.9	100.0	7,755	3.2
Nashville	1	557	1.0	100.0	2,000	0.8
New Jersey	9	1,470	2.8	98.9	9,894	4.1
Pennsylvania	14	2,425	4.6	100.0	10,556	4.4
Phoenix	11	884	1.7	91.7	5,905	2.5
Portland	17	2,218	4.2	97.7	11,352	4.7
Salt Lake City	2	406	0.8	100.0	2,025	0.8
San Francisco Bay Area	15	1,709	3.2	85.0	12,659	5.3
Seattle	20	1,294	2.4	98.0	9,941	4.1
South Florida	4	205	0.4	100.0	1,451	0.6
Southern California	21	2,652	5.0	98.7	15,946	6.7
Total consolidated portfolio	236	37,470	70.4	96.1	179,638	74.8
Unconsolidated Properties (3):
Atlanta	9	2,383	4.5	78.2	6,233	2.6
Austin	5	442	0.8	95.7	3,057	1.3
Baltimore/D.C.	1	106	0.2	100.0	986	0.4
Central Valley	2	1,073	2.0	43.1	1,718	0.7
Chicago	3	502	0.9	47.5	1,147	0.5
Dallas	4	1,417	2.7	100.0	5,516	2.3
Houston	2	487	0.9	82.4	1,956	0.8
New Jersey	4	904	1.7	100.0	6,145	2.6
Pennsylvania	6	1,931	3.6	64.5	6,485	2.7
Portland	1	160	0.3	100.0	1,301	0.5
San Antonio	5	588	1.1	100.0	2,923	1.2
San Diego	2	268	0.5	100.0	2,000	0.8
San Francisco Bay Area	3	845	1.6	18.5	710	0.3
Seattle	3	1,341	2.5	61.1	5,925	2.5
South Florida	1	7	—	100.0	255	0.1
Southern California	9	3,336	6.3	88.7	13,976	5.9
Total unconsolidated portfolio	60	15,790	29.6	76.1	60,333	25.2
Total portfolio	296	53,260	100.0%	90.2%	$239,971	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2019, multiplied by 12.

(2)
Represents our wholly-owned real estate portfolio that was part of the Asset Sale. These properties met the criteria to be classified as held for sale as of December 31, 2019. We completed the Asset Sale on January 8, 2020. See “Note 14 to the Consolidated Financial Statements” for further detail regarding the Asset Sale.

(3)	Represents acquired or completed buildings owned through our minority ownership interests in the BTC Partnerships. These properties are shown as if we owned a 100% interest.
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
Lease Expirations. As of December 31, 2019, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 4.0 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2019, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases (1)	Occupied Square Feet				Annualized Base Rent (3)
		Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
2020	73	3,513	7.4	3,155	8.8	18,634	7.8	16,921	9.4
2021	98	7,618	16.1	6,922	19.4	38,612	16.1	35,018	19.5
2022	105	7,809	16.5	6,678	18.7	38,107	15.8	32,654	18.1
2023	89	7,637	16.2	6,036	16.9	39,236	16.3	30,692	17.0
2024	77	5,368	11.4	3,112	8.7	30,378	12.7	18,295	10.2
2025	50	5,058	10.7	4,233	11.8	25,249	10.5	19,989	11.1
2026	28	5,001	10.6	2,998	8.4	23,197	9.7	12,506	7.0
2027	12	1,888	4.0	1,274	3.6	8,063	3.3	7,097	4.0
2028	10	1,562	3.3	389	1.1	9,042	3.8	2,795	1.6
2029	8	1,308	2.8	441	1.2	7,412	3.1	1,927	1.1
Thereafter	6	492	1.0	485	1.4	2,041	0.9	1,744	1.0
Total occupied	556	47,254	100.0%	35,723	100.0%	$239,971	100.0%	$179,638	100.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2019. Unconsolidated properties are those owned through our minority ownership interests in the BTC Partnerships. Properties owned through the BTC Partnerships are shown as if we owned a 100% interest.

(2)
Represents only our consolidated properties. These properties met the criteria to be classified as held for sale as of December 31, 2019 and were sold as part of the Asset Sale on January 8, 2020. See “Note 14 to the Consolidated Financial Statements” for further detail regarding the Asset Sale.

(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2019, multiplied by 12.

Customer Diversification. As of December 31, 2019, there were no customers that individually represented more than 5.0% of total annualized base rent or total occupied square feet. The following table reflects our 10 largest customers, based on annualized base rent, which occupied a combined 7.1 million square feet as of December 31, 2019:

Customer	% of Total Annualized Base Rent (1)	% of Total Occupied Square Feet (1)
FedEx Corporation	1.9%	1.0%
Geodis Logistics LLC	1.9	2.6
National Distribution Centers, LLC	1.7	1.8
Steelcase Inc.	1.5	1.3
Radial, Inc.	1.5	2.0
Amazon.com, Inc.	1.4	1.4
Superior Brokerage Services Inc.	1.3	0.9
XPO Logistics Supply Chain, Inc.	1.3	1.5
Ledvance LLC	1.2	1.1
Victory Packaging	1.2	1.4
Total	14.9%	15.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2019. Unconsolidated properties are those owned through our minority ownership interests in the BTC Partnerships. Properties owned through the BTC Partnerships are shown as if we owned a 100% interest.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.
Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2019:

($ and square feet in thousands)	Number of Leases (1)	Annualized Base Rent (3)				Occupied Square Feet
		Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
Transportation / Logistics	66	$35,764	14.9%	$23,377	13.0%	7,816	16.5%	5,319	14.9%
Food & Beverage	43	20,148	8.4	14,842	8.3	3,496	7.4	2,541	7.1
Manufacturing	50	18,101	7.5	14,553	8.1	3,398	7.2	2,684	7.5
eCommerce / Fulfillment	13	15,862	6.6	10,115	5.6	4,154	8.8	3,062	8.6
Home Furnishings	25	15,661	6.5	9,664	5.4	3,028	6.4	1,915	5.4
Auto	32	11,530	4.8	8,241	4.6	2,463	5.2	1,799	5.0
Home Improvement	39	11,251	4.7	8,684	4.8	2,225	4.7	1,816	5.1
Packaging	18	10,749	4.5	10,018	5.6	2,498	5.3	2,336	6.5
Electrical / Wire	18	10,079	4.2	9,260	5.2	1,952	4.1	1,807	5.1
Storage / Warehousing	25	9,532	4.0	5,611	3.1	1,788	3.8	1,053	2.9
Other	227	81,294	33.9	65,273	36.3	14,436	30.6	11,391	31.9
Total	556	$239,971	100.0%	$179,638	100.0%	47,254	100.0%	35,723	100.0%

(1)
Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2019. Unconsolidated properties are those owned through our minority ownership interests in the BTC Partnerships. Properties owned through the BTC Partnerships are shown as if we owned a 100% interest.

(2)
Represents only our consolidated properties. These properties met the criteria to be classified as held for sale as of December 31, 2019 and were sold as part of the Asset Sale on January 8, 2020. See “Note 14 to the Consolidated Financial Statements” for further detail regarding the Asset Sale.

(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2019, multiplied by 12.

Debt Obligations. As of December 31, 2019, we had approximately $1.6 billion of consolidated indebtedness with a weighted-average interest rate of 3.04%, which includes the effects of the interest rate swap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2019 was 2.5 years, excluding extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2019 was approximately $1.2 billion. Subsequent to December 31, 2019, we repaid all of our wholly-owned outstanding debt in connection with the closing of the Asset Sale. See “Note 5 to the Consolidated Financial Statements” for additional information regarding our debt. As of December 31, 2019, the BTC Partnerships, in which we own minority interests, had an aggregate $749.2 million of debt outstanding.
ITEM 3.    LEGAL PROCEEDINGS
As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no public trading market for our common shares, and our share redemption program is only available on a limited basis in connection with the death of a shareholder. As disclosed elsewhere in this Annual Report on Form 10-K, we completed the sale of all of our wholly-owned real properties pursuant to the Asset Sale in January 2020 and have adopted the Plan of Liquidation. We intend to sell our minority interests in the BTC Partnerships and complete the liquidation of our assets pursuant to the Plan of Liquidation by or before January 2022. Although this is our present intention, there can be no assurance that we will complete the liquidation during that timeframe.
In order to assist the Financial Industrial Regulatory Authority (“FINRA”) members and their associated persons that participated in the offer and sale of our common shares pursuant to our public offering in their efforts to comply with FINRA Rule 2231, we disclose in each annual report distributed to shareholders a per share estimated NAV of our common shares, the method by which it was developed, and the date of the data used to develop the estimated NAV.
Estimated NAV Per Share
Overview
Based on the recommendation from the Valuation Committee, as described below, on January 7, 2020, our board of trustees (which, at the time, was our board of directors, prior to our conversion to a Maryland REIT) unanimously approved an estimated NAV of our common stock as of January 8, 2020 of $1.25 per share (after taking into account the Special Distribution of $12.54 per share) based on the number of shares issued and outstanding as of that date. The estimated NAV per share was determined in accordance with our valuation policy, utilizing guidelines established by the Institute for Portfolio Alternatives in its Practice Guideline 2013-01— “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013. It is currently anticipated that the estimated NAV per share will next be determined and disclosed no later than January 2021.
Process
Our valuation committee comprised of our independent trustees (the “Valuation Committee”), acted as follows: (i) approved the engagement of a third-party valuation firm to appraise the value of the real properties owned by the BTC Partnerships and assess the reasonableness of the Company’s estimated NAV per share; (ii) oversaw the valuation process and methodologies used to determine the estimated NAV per share; (iii) reviewed the third-party valuation firm’s assessment of the reasonableness of the estimated NAV per share calculated by the Advisor; and (iv) recommended the final proposed estimated NAV per share to our board of trustees. The Valuation Committee approved the engagement of CBRE Capital Advisors, Inc. (“CBRE Cap”), an affiliate of CBRE Group, Inc. CBRE Cap is an independent FINRA registered broker dealer firm that specializes in providing real estate financial services. For this purpose, CBRE Cap commissioned CBRE Valuation & Advisory Services, an affiliate of CBRE Cap, to provide third-party appraisals for the real properties owned by the BTC Partnerships. Additionally, CBRE Cap provided a conclusion as to the reasonableness of the estimated NAV per share of our common stock as of January 8, 2020 as recommended by the Valuation Committee. The final estimated NAV per share was ultimately and solely the decision of our board of trustees.
CBRE’s scope of work described herein was performed in accordance with the Code of Ethics and Uniform Standards of Professional Appraisal Practice. CBRE Valuation & Advisory Services provided appraisals of the real properties owned by the BTC Partnerships as of December 31, 2019. Real properties acquired between December 1, 2019 and January 8, 2020 were included at cost. The real property held for sale during that same time period was included at the contract sales price. Each of the appraisals was prepared by individuals who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation.
For CBRE Cap’s scope of service described herein, we paid CBRE Cap a customary fee for service of this nature, no part of which was contingent relating to the provision of services or specific findings. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. The compensation we paid to CBRE Cap for services described herein is based on the scope of work and not on the appraised values of the properties or the estimated NAV per share.
With the approval of the Valuation Committee, we had also separately and previously engaged and compensated CBRE Cap to serve as a real estate advisor to the Company in connection with the Asset Sale in January 2020. In addition, affiliates of the Company’s sponsor have engaged and compensated CBRE Cap or its affiliates over the past two years to provide third-party appraisals of certain other properties, as well as for other real estate-related services relating to capital markets, leasing, financing and other property-level transactions. The Company anticipates that CBRE Cap or its affiliates will continue to provide similar or other real estate-related services in the future for the Company and the Company’s affiliates. In addition, the Company may in its discretion engage CBRE Cap or its affiliates to assist the Board in future determinations of the Company’s estimated NAV per share. In the ordinary course of their business, directors and officers of CBRE Cap and its affiliates may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as the Company’s assets. Other than the engagements described herein, CBRE Cap or its affiliates do not have, and during the past two years CBRE Cap or its affiliates have not had, any direct interests in any other transaction with us, the sponsor or our respective affiliates.
From the start of its engagement through the issuance of its conclusion as to the reasonableness of our estimated NAV per share as of January 8, 2020, CBRE Cap held discussions with the Advisor, and conducted such appraisals, investigations, research, review and analyses as it deemed necessary to issue its conclusion. In assessing the reasonableness of the estimated NAV per share, CBRE Cap reviewed the real property appraisals CBRE Valuation & Advisory Services had prepared and information provided by the Advisor regarding certain balance sheet items of the BTC Partnerships including cash, tenant receivables, accounts payable and accrued expenses, and other assets and liabilities. CBRE Cap relied on the information provided by the Advisor, and CBRE Cap and its affiliates are not responsible for the accuracy of the information provided to it by the Advisor or the Company. Although CBRE Cap reviewed information supplied or otherwise made available by us or the Advisor, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. CBRE Cap has assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments (including subjective judgments) of our management, our board of trustees, and/or the Advisor. CBRE Cap relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of their review. CBRE Cap assumes no obligation to update or otherwise revise these materials. In rendering its services, CBRE Cap did not, and was not requested to, solicit third-party indications of interest for our stock in connection with possible purchases thereof or the acquisition of all or any part of the Company. Although CBRE Cap considered comments received from us or the Advisor during the valuation process, the final appraised values of the BTC Partnerships’ real properties were determined by CBRE Valuation & Advisory Services. The appraisals were based upon market, economic, financial and other information, circumstances and conditions existing prior to January 8, 2020, and any material change in such information, circumstances or conditions may have a material effect on the estimated NAV per share as of January 8, 2020. The appraisals were addressed solely to the Valuation Committee to assist it in calculating and recommending to the board of trustees an estimated NAV per share of our common stock as of January 8, 2020. The appraisals are restricted and are not addressed to the public, may not be and should not be relied upon by any other person to establish an estimated NAV per share of our common stock, and does not constitute a recommendation by CBRE Cap to any person to purchase or sell any shares of our common stock and should not be represented as such. Neither CBRE Cap nor any of its affiliates is responsible for or participated in our board of trustees’ determination of the estimated NAV per share of our common stock. In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future market conditions for the BTC Partnerships’ properties and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and the Company. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by such analyses. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. CBRE Cap concluded that the estimated NAV per share determined by our board of trustees was reasonable.
Methodology
In determining the estimated NAV of our common stock, the Advisor, among other things:

•	reviewed property level financial and operating information;

•	reviewed the historical and projected financial performance of the BTC Partnerships’ properties;

•	reviewed the MAI appraisals prepared by CBRE Valuation & Advisory Services, which contained analyses on each of the real property assets owned by the BTC Partnerships;

•
researched each market by means of publications and other resources, including local market experts and appraisers, to measure current market conditions, comparable property and lease data, supply and demand factors, growth patterns, and their effect on the subject properties;

•	reviewed primary terms for each of the BTC Partnerships’ mortgage and credit facility liabilities;

•	reviewed estimated transaction fees and expenses including disposition and incentive fee adjustments;

•	reviewed fully diluted common stock calculations; and

•	performed such other analyses and studies and considered such other factors as it deemed appropriate.
As of January 8, 2020, the Company owned a 20.0% interest in the BTC I Partnership and an 8.0% interest in the BTC II Partnership. As of that date, the BTC Partnerships owned and managed a portfolio of 83 industrial properties comprised of approximately 21.6 million square feet located in 16 markets throughout the U.S., of which the BTC I Partnership owned 48 industrial properties totaling approximately 12.5 million square feet and the BTC II Partnership owned 35 industrial properties totaling approximately 9.1 million square feet. This portfolio includes:

(square feet in thousands)	Number of Properties	Rentable Square Feet	% Leased
Acquired or completed properties	60	15,790	76.1%
Under construction or pre-construction properties	20	5,780	—
Undeveloped land parcels	3	N/A	N/A
Total portfolio	83	21,570	N/A
Valuation of Real Estate Properties
In preparing its valuation, CBRE Cap, among other things:

•	reviewed financial and operating information provided by the Advisor;

•	reviewed and discussed with the Advisor historical and anticipated future financial performance of the BTC Partnerships’ properties, including forecasts prepared by the Advisor;

•	commissioned the MAI appraisals and performed analyses and studies for the BTC Partnerships’ properties;

•	conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including Wall Street equity reports and online data providers;

•	compared financial information of the Company to similar information of companies that CBRE Cap deemed to be comparable; and

•	reviewed the Company’s financial, operation and other reports filed with the SEC.
The appraised values of all of the BTC Partnerships’ real estate properties that were owned and managed as of January 8, 2020 were provided using the income capitalization approach, and more specifically utilizing discounted cash flow analyses as the primary methodology, with the exception that (i) the cost of the real estate properties was deemed the appraised value with respect to assets acquired after November 30, 2019, and (ii) the contract sales price of the real estate property held for sale as of November 30, 2019 was deemed the appraised value. The sales comparison approach was applied as a secondary methodology.
The discounted cash flow approach is a valuation methodology that provides an estimation of the value of an asset based on market expectations about the cash flows that such asset would generate over its discrete projection period. The discounted cash flow approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows. The present value of the estimated cash flows is then added to the present value equivalent of the residual value of the asset, which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period, to arrive at an estimate of value.
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
The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of the BTC Partnerships’ real properties:

	Range of Rates	Weighted-Average Rates
Exit capitalization rate	4.39% to 7.94%	4.95%
Discount rate	4.88% to 8.97%	5.62%

Valuation of Cash, Other Assets and Other Liabilities
The fair value of cash and certain other tangible assets and liabilities, estimated as January 8, 2020, each approximated carrying or book value due to the liquid nature of such assets and the short-term nature of such liabilities.
Valuation of Debt Obligations
As of January 8, 2020, the BTC Partnerships’ debt consisted of floating rate credit facility debt, and fixed and floating rate mortgage debt.  For purposes of valuing the BTC Partnerships’ debt obligations, all calculations were made as of December 31, 2019. Floating rate credit facility and mortgage debt is reflected in the determination of estimated NAV based on GAAP book or carrying values, given that such borrowings can be prepaid by the BTC Partnerships and are not subject to significant prepayment penalties. Fixed rate mortgage debt is reflected in the determination of estimated NAV based on the fair value (“mark-to-market” value) of such debt.

•
The estimate of the fair value of the BTC Partnerships’ fixed rate mortgage debt was determined by comparing the market interest rate as of December 31, 2019 to the contractual rate on each such debt instrument and discounting to present value the difference in future payments. The weighted-average effective interest rate, or discount rate, assumed for such fixed rate debt was 3.07% per annum compared to a weighted-average contractual rate of 3.72% per annum.

•
While the BTC Partnerships currently intend to retain their fixed rate debt at least through the dates on which the BTC Partnerships are able to repay such debt without penalty, the estimate of the fair market value of the BTC Partnerships’ fixed rate debt assumes such debt was theoretically replaced on December 31, 2019, thus resulting in a mark-to-market positive adjustment of $7.3 million, or $0.04 per share.

•
We believe that the underlying long-term fixed rate debt assumptions used reflect terms currently available to borrowers seeking terms similar to those of the BTC Partnerships’ existing long-term fixed rate debt instruments based on similar credit profiles.

Other Valuation Adjustments
The Advisor further adjusted the estimated NAV for the payments to be made in connection with the disposition of our interests in the BTC Partnerships including: (i) the payment of estimated transaction costs; (ii) the payment of estimated disposition fees to the Advisor; (iii) the payment of a preferred distribution to the Advisor, in exchange for an in-kind capital contribution of certain intellectual property rights to the Operating Partnership; and (iv) the estimated incentive fee to be paid to the Advisor, as the holder of special partnership units in the Operating Partnership. There is no contract in place for the disposition of the Company’s interests in the BTC Partnerships and there is no assurance that a sale of the interests will take place in the near term or at all or at the estimated NAV per share.
Estimated NAV Methodology and Considerations
The Advisor determined the value of the Company by: estimating the current market value of our assets after taking into account the closing of the Asset Sale, including the value of our pro rata share of certain assets that we own through our ownership interests in the BTC Partnerships, based on third-party appraisals; subtracting the book value of our pro rata share of debt incurred through our ownership interests in the BTC Partnerships; and adding or subtracting debt mark-to-market adjustments, and certain other assets and liabilities, each as described above. The resulting amount, which is the estimated NAV of our ownership interests in the BTC Partnerships and other wholly-owned net assets as of January 8, 2020 (after the closing of the Asset Sale), was divided by the number of shares of our common stock outstanding on that date to determine the estimated NAV per share.
Exclusions from Estimated NAV
The estimated NAV per share approved by the Valuation Committee and our board of trustees does not take into consideration certain factors including those described below, which could result in a premium or discount to NAV when determining a hypothetical enterprise value:

•
the characteristics of our working capital, capital structure and other financial considerations for which some buyers may ascribe different values based on term, synergies, cost savings or other attributes; or

•	services being provided by personnel of the Advisor under the Advisory Agreement and our potential ability to secure the services of a management team on a long-term basis.

Estimated Net Asset Value
The table below sets forth the material items included in the calculation of our estimated NAV per share as of January 8, 2020.

	Estimated NAV as of January 8, 2020

	(in thousands)	(per share)
Real estate values (1)	$399,854	$2.25
Cash, other assets and other liabilities, net (1)	12,018	0.07
Debt and mark to market adjustments (1)(2)	(131,374)	(0.74)
Estimated transaction costs and disposition fees	(17,993)	(0.10)
Preferred distributions	(10,000)	(0.06)
Incentive fee adjustments, net	(29,257)	(0.16)
Estimated net asset value	$223,248	$1.25
Common shares outstanding	177,997

(1)	Represents our proportionate share of the real estate values based on our ownership of minority interests in the BTC Partnerships.

(2)	Debt and mark-to-market adjustments were calculated as of December 31, 2019.
Our pro rata portion of the original gross purchase price of the real properties owned by the BTC Partnerships as of December 31, 2019, in the aggregate, including post-acquisition capital investments, was approximately $271.7 million. The estimated aggregate value to shareholders of $13.79 per share includes the Special Distribution of proceeds from the Asset Sale to shareholders of $12.54 per share (less deductions for distribution fees with respect to Class T shares, as described in Part I, Item 1. Business). In the years prior to the completion of the sale of substantially all of our assets pursuant to the Asset Sale, we had determined an estimated NAV per share as of November 30, 2018, November 30, 2017, November 30, 2016 and June 30, 2015 of $12.33, $11.11, $9.74 and $9.24, respectively.
Sensitivity Analysis
While our board of trustees believes that the assumptions used in determining the appraised values of the BTC Partnerships’ real properties are reasonable, certain changes in these assumptions could impact the calculation of such values.
The table below illustrates the impact on the estimated NAV and the estimated NAV per share if, for example, both the exit capitalization rates and discount rates were adjusted by 2.5%, assuming all other factors remain unchanged, with respect to the BTC Partnerships’ real properties.

	Increase (Decrease) to the Estimated NAV due to:
	Decrease of 2.5% (In Thousands)	Decrease of 2.5% (Per Share)	Increase of 2.5% (In Thousands)	Increase of 2.5% (Per Share)
Change in NAV	$(14,381)	$(0.08)	$15,706	$0.09
Limitations of Estimated NAV Per Share
The estimated NAV per share determined by our board of trustees does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated NAV per share is not a representation, warranty or guarantee that: (i) a shareholder would be able to realize the estimated NAV per share if such shareholder attempts to sell his or her shares; (ii) a shareholder would ultimately realize distributions per share equal to the estimated NAV per share upon our final liquidation or sale; (iii) shares of our common stock would trade at the estimated NAV per share on a national securities exchange; (iv) a third-party would offer the estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our outstanding shares of common stock; or (v) the methodologies used to determine the estimated NAV per share would be acceptable to FINRA. In addition, we can make no claims as to whether the estimated NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares. Given that our board of trustees had not determined a new NAV per share as of December 31, 2019, for purposes of reporting an annual valuation as of December 31, 2019 pursuant to the requirements of ERISA and the Code, we report the estimated NAV per share most recently determined by our board of trustees as of that date, which was the estimated NAV per share of $12.33 determined as of November 30, 2018. If our board of trustees had determined a new NAV per share as of December 31, 2019, it likely would have more closely approximated $13.79 per share, which is the combined value of the estimated NAV per share as of January 8, 2020 of $1.25 and the Special Distribution of proceeds from the Asset Sale to shareholders of $12.54 per share.

Further, the estimated NAV per share was calculated as of a moment in time, and the value of our common shares will fluctuate over time as a result of, among other things, developments related to individual assets, acquisitions and dispositions of additional assets, changes in the real estate and capital markets, and the payment of disposition fees and expenses in connection therewith, the distribution of sales proceeds to our shareholders and changes in corporate policies such as our distribution level relative to earnings. As a result, shareholders should not rely on the estimated NAV per share as being an accurate measure of the then-current value of shares of our common stock.
Share Redemption Program
In connection with our then-pending Asset Sale, our share redemption program had been suspended, commencing with the third quarter of 2019. In January 2020, our board of trustees approved and adopted the reinstatement of our share redemption program on a limited basis. Specifically, our reinstated share redemption program, which took effect on January 8, 2020, provides that the share redemption program is available solely in connection with the death of a shareholder and the aggregate dollar amount of redemptions under the program is capped at $1.0 million.  Shares redeemed under the share redemption program will be redeemed at a price equal to the estimated NAV per share most recently announced by us in a public filing with the SEC as of the Applicable Quarter End (defined below).
There are limitations on shareholders’ ability to have their common shares redeemed pursuant to our share redemption program, which are described below. For a shareholder’s shares to be eligible for redemption in a given quarter, we must receive a written notice from an authorized representative of the shareholder in good order and on a form approved by us at least 15 days before the end of the applicable quarter (the “Applicable Quarter End”).
The redemption price per share that a shareholder will be eligible to receive under the our share redemption program will not represent the fair value of the Company’s assets less liabilities in accordance with GAAP, and such prices per share will not serve as a representation, warranty or guarantee that: (i) a shareholder would be able to realize the respective price per share if such shareholder attempted to sell his or her shares; (ii) a shareholder would ultimately realize distributions per share equal to the respective price per share upon our final liquidation or sale; (iii) our common shares would trade at the respective price per share on a national securities exchange; or (iv) a third party would offer the respective price per share in an arm’s-length transaction to purchase all or substantially all of our outstanding common shares.
We are not obligated to redeem our common shares under the share redemption program. Our board of trustees may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our shareholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, our common shares, cash, or a combination of both pursuant to the Operating Partnership Agreement. If our board of trustees decides to materially amend, suspend or terminate the share redemption program, we will provide shareholders with prompt written notice, which we will provide by filing a Current Report on Form 8-K with the SEC. Therefore, our shareholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of the share redemption program.
We will redeem shares upon the death of a shareholder who is a natural person, subject to the conditions and limitations described above, including shares held by such shareholder through a revocable grantor trust, or an IRA or other retirement or profit-sharing plan, after receiving written notice from the estate of the shareholder, the recipient of the shares through bequest or inheritance, or, in the case of a revocable grantor trust, the trustee of such trust, who shall have the sole ability to request redemption on behalf of the trust. We must receive the written redemption request within 18 months after the death of the shareholder. Such a written request must be accompanied by a certified copy of the official death certificate of the shareholder. If spouses are joint registered holders of shares, the request to redeem the shares may be made if either of the registered holders dies. If the shareholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right of redemption upon death does not apply.
The above description of our share redemption program (as reinstated in January 2020) is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K, for all the terms and conditions of the share redemption program, effective as of January 8, 2020.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details regarding our redemption and repurchase history. There were no redemptions for the three months ended December 31, 2019, as our share redemption program was suspended and was not reinstated (with restrictions) until January 8, 2020.

Distributions
For the years ended December 31, 2019, 2018 and 2017, we paid regular quarterly distributions to our shareholders at a rate of $0.1425 per common share (less applicable distribution fees with respect to shares of Class T common stock, which were converted into Class A common shares of beneficial interest subsequent to the Asset Sale). In connection with the Asset Sale, we paid the Special Distribution of $12.54 per share to our shareholders (less applicable distribution fees with respect to shares of Class T common stock). In addition, we paid a pro-rated distribution to our shareholders at the regular quarterly rate for the period from January 1, 2020 to January 7, 2020. We do not expect to pay additional quarterly distributions while we execute the Plan of Liquidation, but expect to pay one or more liquidating distributions to our shareholders in connection with our ultimate liquidation. There can be no assurances as to the timing or amount of any liquidating distributions. We intend to fund all future distributions with proceeds from the sale of our remaining assets. Any distributable income earned from revenue generated by our interests in the BTC Partnerships is expected to be included in future liquidating distributions. We funded 63.8% of our distributions in 2019, 52.4% of our distributions in 2018, and 50.5% of our distributions in 2017 with cash flows from operating activities. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details regarding our distribution history, as well as the sources used to pay our distributions.
Holders
As of February 28, 2020, there were 178.0 million of our common shares of beneficial interest outstanding, held by a total of 42,675 shareholders, including shares held by our affiliates.
ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

(in thousands, except per share data)	For the Year Ended December 31,
	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Operating data (2):
Total operating expenses	$(10,560)	$(11,162)	$(9,698)	$(46,965)	$(36,723)
Total other income (expenses)	$10,115	$12,212	$1,493	$829	$(2,011)
Total (repayment to) expense support from Advisor	$—	$—	$—	$(5,111)	$3,370
(Loss) income from continuing operations	$(445)	$1,050	$(8,205)	$(51,247)	$(35,364)
Rental revenues in discontinued operations (3)	$250,715	$241,299	$223,358	$176,289	$51,134
Total expenses in discontinued operations (3)	$(238,205)	$(249,186)	$(233,385)	$(188,337)	$(53,320)
Income (loss) from discontinued operations	$12,510	$(7,887)	$(10,027)	$(12,048)	$(2,186)
Net income (loss)	$12,065	$(6,837)	$(18,232)	$(63,295)	$(37,550)
Net income (loss) attributable to common shareholders	$12,065	$(6,837)	$(18,317)	$(63,326)	$(37,550)
Net income (loss) per common share—basic and diluted:
Continuing operations	$(0.00)	$0.01	$(0.05)	$(0.38)	$(0.68)
Discontinued operations	$0.07	$(0.05)	$(0.06)	$(0.09)	$(0.04)
Total	$0.07	$(0.04)	$(0.11)	$(0.47)	$(0.72)
Weighted-average shares outstanding	177,663	176,283	169,270	133,524	51,801
Distributions:
Total cash distributions declared	$101,191	$100,452	$96,443	$72,153	$26,621
Cash distributions declared per common share	$0.570	$0.570	$0.570	$0.541	$0.510
Cash flow data:
Net cash provided by (used in) operating activities	$88,130	$92,443	$83,649	$36,444	$(3,552)
Net cash used in investing activities	$(43,230)	$(61,878)	$(357,662)	$(1,149,835)	$(1,076,656)
Net cash (used in) provided by financing activities	$(34,906)	$(30,264)	$271,037	$1,110,820	$1,083,098

(in thousands, except building count)	As of December 31,
	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Balance sheet data:
Net investment in real estate properties (4)	$2,596,507	$2,660,798	$2,706,344	$2,478,329	$1,374,195
Investment in unconsolidated joint venture partnerships	$132,160	$113,869	$106,631	$69,695	$94,331
Cash and cash equivalents	$15,757	$5,698	$5,397	$8,358	$7,429
Total assets	$2,793,136	$2,831,624	$2,865,547	$2,610,933	$1,503,255
Debt, net (5)	$1,593,039	$1,538,824	$1,489,145	$1,288,642	$609,033
Total liabilities	$1,682,544	$1,651,266	$1,606,077	$1,404,963	$655,849
Total shareholders’ equity	$1,110,591	$1,180,357	$1,259,469	$1,205,469	$847,405
Total gross equity raised (during the period)	$35,163	$48,184	$194,109	$547,462	$806,170
Shares outstanding	178,000	176,954	174,514	157,406	102,985
Portfolio data:
Consolidated buildings (6)	236	236	235	215	131
Unconsolidated buildings (7)	60	49	43	27	21
Total buildings	296	285	278	242	152
Rentable square feet of consolidated buildings (6)	37,470	37,455	37,460	34,339	16,956
Rentable square feet of unconsolidated buildings (7)	15,790	12,148	9,032	4,405	3,602
Total rentable square feet	53,260	49,603	46,492	38,744	20,558

(1)
The SEC declared our registration statement for our public offering effective in July 2013. We broke escrow in September 2013 and commenced real estate operations in January 2014 in connection with the acquisition of our first property. We terminated the primary portion of our public offering on June 30, 2017, and suspended the offering pursuant to our distribution reinvestment plan in July 2019. We subsequently terminated our distribution reinvestment plan offering in connection with the closing of the Asset Sale. We have fully deployed the net proceeds from our public offerings. The results of our operations have been primarily impacted by the timing of our acquisitions and the equity raised through our public offering. Accordingly, our year-over-year financial data is not directly comparable.

(2)
All of our wholly-owned consolidated properties that were part of the Asset Sale met the criteria to be classified as held for sale as of December 31, 2019. In accordance with GAAP, we have reclassified and included the results of operations from the properties classified as held for sale as discontinued operations for all periods presented.

(3)	Amounts are components of income (loss) from discontinued operations. See “Note 3 to the Consolidated Financial Statements” for more information on discontinued operations.

(4)
Amounts presented as of December 31, 2019 and 2018 were classified as assets held for sale on the consolidated balance sheets. See “Note 3 to the Consolidated Financial Statements” for further detail regarding assets held for sale.

(5)
Amounts presented include mortgage notes of $716.5 million and $717.9 million, respectively, as of December 31, 2019 and 2018 that were classified as liabilities related to assets held for sale on the consolidated balance sheets. See “Note 3 to the Consolidated Financial Statements” for further detail regarding assets held for sale.

(6)
Represents our wholly-owned real estate portfolio that was part of the Asset Sale. All properties met the criteria to be classified as held for sale as of December 31, 2019. We completed the Asset Sale on January 8, 2020. See “Note 14 to the Consolidated Financial Statements” for further detail regarding the Asset Sale.

(7)
Represents acquired or completed buildings owned through our minority ownership interests in the BTC Partnerships. These properties are shown as if we owned a 100% interest. See “Note 4 to the Consolidated Financial Statements” for more detail on our joint venture partnerships.

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
OVERVIEW
General
Industrial Property Trust was initially formed as a Maryland corporation on August 28, 2012 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that would be leased to creditworthy corporate customers. In February 2020, following the consummation of the Asset Sale, Industrial Property Trust converted, as a legal entity, from a Maryland corporation to a Maryland REIT, within the meaning of the Maryland REIT Law. We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.
On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including up to $1.5 billion in shares of common stock in our primary offering and $500.0 million in shares offered under our distribution reinvestment plan. On June 30, 2017, we terminated the primary portion of our initial public offering. In connection with our initial announcement of the transaction contemplated by the Merger Agreement, we suspended our share redemption program and the offering of shares pursuant to our distribution reinvestment plan, effective beginning with the third quarter of 2019. As of December 31, 2019, we had raised gross proceeds of approximately $1.9 billion from the sale of 184.0 million shares of our common stock in our public offering, including shares issued under our distribution reinvestment plan.
On July 15, 2019, we announced that we had entered into an agreement and plan of merger (as amended and restated on August 20, 2019, the “Merger Agreement”) pursuant to which we or our wholly-owned subsidiaries would be acquired by an affiliate or affiliates of Prologis in an all cash transaction valued at approximately $4.0 billion, subject to certain transaction costs. On August 22, 2019, we announced that we had elected to structure the transaction as a sale of substantially all of our assets, which we refer to as the “Asset Sale.” The Asset Sale excluded our minority interests in the BTC Partnerships, which include the BTC I Partnership and the BTC II Partnership. As described below, the Asset Sale was consummated on January 8, 2020.
As of December 31, 2019, prior to the completion of the Asset Sale, we owned and managed, either directly or through our 20.0% minority ownership interest in the BTC I Partnership, and our 8.0% minority ownership interest in the BTC II Partnership, a total real estate portfolio that included 296 industrial buildings totaling approximately 53.3 million square feet located in 26 markets throughout the U.S., with 506 customers, and was 90.2% leased with a weighted-average remaining lease term (based on square feet) of approximately 4.0 years. As of December 31, 2019:

•	we directly owned a consolidated real estate portfolio that consisted of 236 acquired or completed buildings totaling approximately 37.5 million square feet that were approximately 96.1% leased.

•
the BTC I Partnership owned a real estate portfolio that consisted of 39 acquired or completed buildings totaling approximately 11.1 million square feet that were approximately 81.3% leased; three buildings under construction totaling 0.7 million square feet; four buildings in the pre-construction phase for an additional 0.7 million square feet; and one land parcel.

•
the BTC II Partnership owned a real estate portfolio that consisted of 21 acquired or completed buildings totaling approximately 4.7 million square feet that were approximately 64.0% leased; four buildings under construction totaling 1.0 million square feet; and nine buildings in the pre-construction phase for an additional 3.4 million square feet.

On January 8, 2020, we completed the Asset Sale to Prologis. Immediately following the completion of the Asset Sale, each common shareholder received the Special Distribution from us in cash equal to such shareholder’s pro rata share of the net total consideration for the Asset Sale, which was equal to $12.54 per share, without interest and less applicable withholdings and taxes. Consistent with distributions historically made by the Company, the cash distribution actually paid to holders of shares of our Class T common stock were net of up to the aggregate amount of the distribution fees that would have been reallowed by the Dealer Manager for our public offering, to the broker dealers who sold the shares, if the Class T shares had remained outstanding. These remaining distribution fees were paid by the Company at a discounted rate following the closing of the

Asset Sale. The amount of remaining distribution fees deducted from the Special Distribution paid with respect to each share of Class T common stock was generally up to $0.17 per share, depending on how long a shareholder had held its shares of Class T common stock. Following our payment of such remaining distribution fees, each share of Class T common stock was converted to a Class A common stock on a one-for-one basis. In connection with our conversion to a Maryland REIT in February 2020, all shares of our Class A common stock were converted to Class A common shares of beneficial interest on a one-for-one basis. Following the completion of the Asset Sale and our subsequent conversion to a Maryland REIT, our shareholders continued to hold the same number of common shares as they held prior to the closing.
We have continued to operate our business following the Asset Sale, with our remaining assets consisting primarily of our minority ownership interests in the BTC Partnerships. As described in Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share”, the estimated NAV of our common shares following the closing of the Asset Sale on January 8, 2020, was $1.25 per share. In the future, the estimated NAV of our common shares will likely differ, perhaps materially, from this estimate based on, among other things, updated valuations of the BTC Partnerships, and differences among liquidation scenarios and related transaction expenses. When the estimated NAV per share as of January 8, 2020 of $1.25 is added to the per share Special Distribution of $12.54 per share (before deduction of distribution fees with respect to shares of Class T common stock) that has already been paid to our shareholders, this results in an aggregate potential distribution upon the liquidation of our interests in the BTC Partnerships of approximately $13.79 per common share. However, there can be no assurance regarding the amount of additional cash that ultimately will be distributed to our shareholders in connection with the ultimate liquidation of our interests in the BTC Partnerships.
Additionally, following the closing of the Asset Sale, we terminated the distribution reinvestment plan and reinstated the share redemption program on a limited basis. Specifically, the share redemption program, which took effect on January 8, 2020, provides that it is available solely in connection with the death of a shareholder and the aggregate dollar amount of redemptions under the program is capped at $1.0 million. Shares redeemed under the share redemption program will be redeemed at a price equal to the estimated NAV per share most recently announced by us in a public filing with the SEC as of the date of redemption.
Real Estate Outlook
Overall, fundamentals for the U.S. industrial real estate sector continue to remain healthy, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Additionally, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. We expect moderate economic growth in the U.S. to continue throughout 2020, which should continue to drive positive demand for warehouse space as companies expand and upgrade their distribution networks and supply chains.
While growth in the U.S. economy has continued, global economic growth has slowed due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Financial market conditions tightened significantly and volatility has persisted following the 2016 and 2018 U.S. elections especially regarding concerns over protectionism, global trade and stock market valuations. Heightened policy uncertainty in the U.S., China, and Europe will likely weigh on global economies and capital flows throughout the coming year.
Despite certain global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates and continued rent growth in our primary target markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2020 to be higher than the rates on expiring leases.
Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported continued growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.9% annual increase over the past five years, reaching $599.5 billion over the past year, and comprises an increasing proportion of total retail sales. Total retail sales excludes food, gas, and automobile sales. As online sales grow and more retailers continue to adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.
The capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by both the current industrial real estate fundamentals and the ongoing secular shift to online consumer spending.

RESULTS OF OPERATIONS
Summary of 2019 Activities
During 2019, we completed the following activities:

•
We directly acquired one industrial building and completed the development of one industrial building comprising an aggregate 0.2 million square feet and a total purchase price of approximately $16.8 million, including costs to complete the development project. Additionally, we sold two industrial buildings and one land parcel for net proceeds of approximately $25.0 million. We recorded a net gain of $6.1 million related to the disposal of these properties.

•
We, through our 20.0% ownership interest in the BTC I Partnership, acquired one industrial building and completed the development of six industrial buildings comprising an aggregate 1.9 million square feet and a total purchase price of approximately $252.7 million, including costs to complete the development projects. Additionally, the BTC I Partnership sold four industrial buildings totaling 0.4 million square feet for net proceeds of $62.3 million, and recorded a net gain of $17.0 million related to these disposals.

•
We, through our 8.0% ownership interest in the BTC II Partnership, acquired two industrial buildings and completed the development of six industrial buildings comprising an aggregate 2.2 million square feet and a total purchase price of approximately $159.2 million, including costs to complete the development projects.

•
We leased approximately 9.5 million square feet, which included 5.0 million square feet of new and future leases and 4.5 million of renewals, through 110 separate transactions with an average annual base rent of $5.86 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Our operating results for the years ended December 31, 2019, 2018, and 2017 are not directly comparable, as we were in the acquisition phase of our life cycle during a part of 2017, and as such, the results of our operations were primarily impacted by the timing of our acquisitions and the equity raised through our public offering. Additionally, all of our wholly-owned properties were classified as held for sale as of December 31, 2019 and we subsequently sold all of our wholly-owned properties in connection with the Asset Sale in January 2020.

Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
The following tables summarize our results of operations for the year ended December 31, 2019, as compared to the year ended December 31, 2018. There are no same store results due to the fact that all of our wholly-owned properties, which were part of the Asset Sale, met the criteria to be classified as held for sale, in accordance with GAAP, as of December 31, 2019, and as such, the results of operations related to the wholly-owned properties were classified as discontinued operations. See the table below under “Income (Loss) from Discontinued Operations” and “Note 3 to the Consolidated Financial Statements” for details concerning our assets that were held for sale and classified as discontinued operations prior to the consummation of the Asset Sale.

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	$ Change	% Change
Rental revenues:
Rental revenues	$—	$—	$—	—%
Total rental revenues	—	—	—	—
Operating expenses:
Rental expenses	—	—	—	—
Real estate-related depreciation and amortization	—	—	—	—
General and administrative expenses	9,492	9,557	(65)	(0.7)
Asset management fees, related party	1,068	1,605	(537)	(33.5)
Total operating expenses	10,560	11,162	(602)	(5.4)
Other (income) expenses:
Equity in income of unconsolidated joint venture partnerships	(4,140)	(8,736)	4,596	52.6
Other expense	108	74	34	45.9
Net gain on disposition of real estate properties	(6,083)	(3,550)	(2,533)	(71.4)
Total other income	(10,115)	(12,212)	2,097	17.2
(Loss) income from continuing operations	(445)	1,050	(1,495)	NM
Income (loss) from discontinued operations	12,510	(7,887)	20,397	NM
Net income (loss)	12,065	(6,837)	18,902	NM
Net (income) loss attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common shareholders	$12,065	$(6,837)	$18,902	NM
Weighted-average shares outstanding	177,663	176,283	1,380
Net income (loss) per common share - basic and diluted	$0.07	$(0.04)	$0.11

NM = Not meaningful
Operating Expenses. Operating expenses decreased by $0.6 million, or 5.4%, for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to a decrease in asset management fees as a result of the higher disposition activity by the BTC I Partnership in 2018 as compared to 2019.
Other Income. Other income decreased by $2.1 million, or 17.2%, for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to a decrease in our proportionate share of the income of our unconsolidated joint venture partnerships of $4.6 million, primarily related to our proportionate share of net gains on disposition of certain real estate properties of the BTC I Partnership in 2018, partially offset by an increase in net gain on disposition of wholly-owned real estate properties of $2.5 million.

Income (Loss) from Discontinued Operations. Income from discontinued operations was comprised of the following:

	For the Year Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Rental revenues	$250,715	$241,299	$9,416	3.9%
Rental expenses	(66,476)	(63,670)	(2,806)	(4.4)
Real estate-related depreciation and amortization	(96,402)	(111,868)	15,466	13.8
Asset management fees, related party	(23,194)	(23,247)	53	0.2
Interest expense	(52,133)	(50,401)	(1,732)	(3.4)
Income (loss) from discontinued operations	12,510	(7,887)	20,397	NM

NM = Not meaningful
Income from discontinued operations increased by $20.4 million from loss from discontinued operations of $7.9 million for the year ended December 31, 2018 to income from discontinued operations of $12.5 million for the year ended December 31, 2019, primarily due to:

•
a decrease in real estate-related depreciation and amortization expense of $15.5 million for the year ended December 31, 2019 that was driven by held for sale classification in late 2019 and certain intangible lease assets that reached full amortization during the end of 2018 and through 2019; and

•	an increase in rental revenues of $9.4 million for the year ended December 31, 2019 that was primarily driven by higher rental rates for new leases and renewals.
Partially offset by:

•
an increase in rental expenses of $2.8 million for the year ended December 31, 2019 that was primarily due to higher real estate taxes, as well as an increase in repairs and maintenance, including higher snow removal costs; and

•
an increase in interest expense of $1.7 million for the year ended December 31, 2019, primarily due to: (i) higher average net borrowings under our line of credit for the year ended December 31, 2019 of $22.4 million; and (ii) a decrease in capitalized interest for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as a result of a property reaching shell completion in 2019.

Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019, which is incorporated herein by reference, for a comparison of our results of operations for the years ended December 31, 2018 and December 31, 2017.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include, and will continue to include, capital maintained from the Asset Sale and, with respect to our minority interests in the BTC Partnerships, cash flows generated and distributed from operating activities and funds provided by debt financings and refinancings. Our principal uses of funds are, and will continue to be, capital expenditures at the BTC Partnerships, operating expenses, contributions to the BTC Partnerships, and liquidating distributions to our shareholders. We expect to utilize the same sources of capital, to meet our short-term and long-term liquidity and capital requirements.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2019	2018	Change
Total cash provided by (used in):
Operating activities	$88,130	$92,443	$(4,313)
Investing activities	(43,230)	(61,878)	18,648
Financing activities	(34,906)	(30,264)	(4,642)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,994	$301	$9,693
2019 Cash Flows Compared to 2018 Cash Flows
Cash provided by operating activities during the year ended December 31, 2019 decreased by approximately $4.3 million as compared to the same period in 2018, primarily due to accelerated settlement of certain receivables and liabilities in anticipation of the pending Asset Sale, partially offset by an increase in property operations. Cash used in investing activities during year ended December 31, 2019 decreased by approximately $18.6 million as compared to the same period in 2018, primarily due to a net decrease in our acquisition, capital expenditure and development activity in the amount of $32.6 million, and an increase in proceeds received from the disposition of real estate properties of $4.3 million, which was partially offset by (i) a decrease in distributions from our joint venture partnerships of $6.4 million, (ii) a net increase in our activity related to our investments in unconsolidated joint venture partnerships in the amount of $5.1 million, and (iii) net proceeds of $4.2 million relating to the sale of a portion of our joint venture partnership ownership interest in 2018. Cash used in financing activities during the year ended December 31, 2019 increased by approximately $4.6 million as compared to the same period in 2018, primarily due to an increase in distributions and distribution fees paid of $14.6 million, partially offset by an increase in our net borrowing activity of $4.5 million and a decrease in our redemption activity of $5.5 million.
2018 Cash Flows Compared to 2017 Cash Flows
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019, which is incorporated herein by reference, for a comparison of our cash flows for the year ended December 31, 2018 and December 31, 2017.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of December 31, 2019, we had an aggregate of $1.0 billion of commitments under our credit agreements, including $500.0 million under our line of credit and $500.0 million under our two term loans. As of that date, we had: (i) approximately $378.0 million outstanding under our line of credit with a weighted-average effective interest rate of 2.91%, which includes the effect of the interest rate swap agreements related to $150.0 million in the borrowings under our line of credit; and (ii) $500.0 million outstanding under our term loans with a weighted-average effective interest rate of 2.70%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. All of our borrowings under our line of credit and term loans were repaid in connection with the closing of the Asset Sale in January 2020. Refer to “Note 5 to the Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of December 31, 2019, we had property-level borrowings of approximately $719.3 million outstanding with a weighted-average remaining term of 4.4 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreement relating to our $93.7 million variable-rate mortgage note. All of our mortgage notes were repaid in connection with the closing of the Asset Sale in January 2020. Refer to “Note 5 to the Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with our debt covenants as of December 31, 2019.

Distributions. For the year ended December 31, 2019, 63.8% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 36.2% of our total gross distributions were funded from sources other than cash flows from operating activities, specifically 13.2% were funded with proceeds from financing activities, which consisted of debt financings, and 23.0% were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. We made distributions for the first quarter of 2020 up until the day immediately preceding the closing of the Asset Sale on January 8, 2020. Our board of trustees authorized daily distributions to all shareholders of record as of the close of business on each day of the first quarter of 2020 up until the day immediately preceding the closing of the Asset Sale at a quarterly rate of $0.1425 per Class A share of common stock and $0.1425 per Class T share of common stock (which were converted to Class A shares of common stock on a one-to-one basis following the Asset Sale) less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis). As noted previously, in connection with our conversion to a Maryland REIT, all shares of our common stock were converted to Class A shares of beneficial interest on a one-for-one basis. We do not expect to pay any additional quarterly distributions while we execute the Plan of Liquidation, but expect to pay one or more liquidating distributions in connection with our ultimate liquidation. There can be no asssurances as to the timing or amounts of any liquidating distributions. As noted above, in connection with the original announcement of the Merger Agreement described in “Note 1 to the Condensed Consolidated Financial Statements,” we suspended our distribution reinvestment plan beginning with distributions for the third quarter of 2019.
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	Source of Distributions
($ in thousands)	Provided by Operating Activities		Proceeds from Financing Activities (1)		Proceeds from DRIP (2)		Gross Distributions (3)
2019
December 31	$11,961	47.2%	$13,378	52.8%	$—	—%	$25,339
September 30	25,336	100.0	—	—	—	—	25,336
June 30	13,693	54.1	—	—	11,601	45.9	25,294
March 31	13,523	53.6	—	—	11,699	46.4	25,222
Total	$64,513	63.8%	$13,378	13.2%	$23,300	23.0%	$101,191
2018
December 31	$13,333	52.9%	$—	—%	$11,863	47.1%	$25,196
September 30	13,230	52.7	—	—	11,897	47.3	25,127
June 30	13,126	52.3	—	—	11,980	47.7	25,106
March 31	12,937	51.7	—	—	12,086	48.3	25,023
Total	$52,626	52.4%	$—	—%	$47,826	47.6%	$100,452

(1)	For the periods presented, all distributions provided by financing activities were funded from debt financings.

(2)
Historically, shareholders may have elected to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan. However, in connection with our original announcement of the Merger Agreement described in “Note 1 to the Condensed Consolidated Financial Statements,” we suspended our distribution reinvestment plan beginning with the third quarter of 2019. Following the closing of the Asset Sale on January 8, 2020, we terminated the distribution reinvestment plan.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of our public offering.
For the year ended December 31, 2019, our cash flows provided by operating activities on a GAAP basis were $88.1 million, as compared to our aggregate total gross distributions declared of $101.2 million. For the year ended December 31, 2018, our cash flows provided by operating activities on a GAAP basis were $92.4 million, as compared to our aggregate total gross distributions declared of $100.5 million.
Refer to “Note 8 to the Consolidated Financial Statements” for further detail on distributions.
Redemptions. For the years ended December 31, 2019 and 2018, we received eligible redemption requests related to approximately 1.2 million and 2.9 million shares of our common stock, respectively, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $11.4 million, or an average price of $9.90 per share, and approximately $28.1 million, or an average price of $9.82 per share, respectively. In connection with our original announcement of the Merger Agreement described in “Note 1 to the Consolidated Financial Statements,” we suspended our share redemption program, effective as of the third quarter of 2019. Following the closing of the Asset Sale, we reinstated the share redemption program solely with respect to redemptions requested in connection with the death of a shareholder. The aggregate dollar amount of redemptions that can be made under the program is capped at $1.0 million.
CONTRACTUAL OBLIGATIONS
The following table summarizes future obligations, due by period, as of December 31, 2019, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$957,271	$—	$—	$—	$957,271
Future estimated distribution fees payable (2)	7,599	—	—	—	7,599
Total	$964,870	$—	$—	$—	$964,870

(1)
On January 8, 2020, all of our outstanding debt was repaid in connection with the closing of the Asset Sale. Amount represents the outstanding principal and outstanding interest and fees that were repaid.

(2)	Amount represents future estimated amounts of distribution fees that were paid at a discounted rate in its entirety in connection with the closing of the Asset Sale.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
SUBSEQUENT EVENTS
Asset Sale
See “Note 14 to the Consolidated Financial Statements” for information regarding the completion of the Asset Sale, the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, our conversion to a Maryland REIT and the Fourth Amended and Restated Bylaws.
INFLATION
With respect to our interests in the BTC Partnerships, increases in the costs of owning and operating the BTC Partnerships’ properties due to inflation could reduce our cash flows from operations to the extent such increases are not reimbursed or paid by customers. The leases for these properties may require customers to pay certain taxes and operating expenses, either in part or in whole, or may provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, the leases may provide for fixed base rent increases or indexed increases. As a result, most inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2019, we were exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we have borrowed on a fixed interest rate basis for longer-term debt and utilized interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2019, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes. In January 2020, all of our outstanding debt was repaid in connection with the closing of the Asset Sale.
Fixed Interest Rate Debt. As of December 31, 2019, our consolidated fixed interest rate debt consisted of $150.0 million of borrowings under our line of credit, $350.0 million of borrowings under one of our term loans, and $719.3 million under our mortgage notes, which, in the aggregate, represented approximately 76.3% of our total consolidated debt. The interest rates on certain of these borrowings are fixed through the use of interest rate swap agreements. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated, or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2019, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.2 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2019.
Variable Interest Rate Debt. As of December 31, 2019, our consolidated variable interest rate debt consisted of $228.0 million of borrowings under our line of credit and our $150.0 million of borrowings under one of our term loans, which combined represented approximately 23.7% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of December 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $378.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2019, would change our annual interest expense by approximately $0.7 million.
Derivative Instruments. As of December 31, 2019, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $593.7 million. See “Note 5 to the Consolidated Financial Statements” for further detail on our interest rate swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Industrial Property Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Industrial Property Trust (formerly known as “Industrial Property Trust Inc.”) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Asset Sale Transaction
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company entered into an agreement and plan of merger pursuant to which it sold its wholly-owned real estate assets. The asset sale was completed on January 8, 2020.
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

/s/KPMG LLP

We have served as the Company’s auditor since 2012.

Denver, Colorado
March 6, 2020

INDUSTRIAL PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2019	2018
ASSETS
Investment in unconsolidated joint venture partnerships	$132,160	$113,869
Cash and cash equivalents	15,757	5,698
Restricted cash	—	65
Due from affiliates	—	326
Other assets	3,090	13,638
Assets held for sale	2,642,129	2,698,028
Total assets	$2,793,136	$2,831,624
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$700	$2,322
Debt, net	876,569	820,884
Due to affiliates	246	217
Distributions payable	23,268	23,953
Distribution fees payable to affiliates	10,188	18,492
Other liabilities	—	7,927
Liabilities related to assets held for sale	771,573	777,471
Total liabilities	1,682,544	1,651,266
Commitments and contingencies (Note 12)
Equity
Shareholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 900,000 shares authorized, 105,957 shares and 105,674 shares issued and outstanding, respectively	1,060	1,057
Class T common stock, $0.01 par value per share - 600,000 shares authorized, 72,043 shares and 71,280 shares issued and outstanding, respectively	720	713
Additional paid-in capital	1,607,894	1,582,846
Accumulated deficit	(501,597)	(420,697)
Accumulated other comprehensive income	2,514	16,438
Total shareholders’ equity	1,110,591	1,180,357
Noncontrolling interests	1	1
Total equity	1,110,592	1,180,358
Total liabilities and equity	$2,793,136	$2,831,624

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Revenues:
Rental revenues	$—	$—	$—
Total revenues	—	—	—
Operating expenses:
Rental expenses	—	—	—
Real estate-related depreciation and amortization	—	—	—
General and administrative expenses	9,492	9,557	9,191
Asset management fees, related party	1,068	1,605	507
Total operating expenses	10,560	11,162	9,698
Other (income) expense:
Equity in income of unconsolidated joint venture partnerships	(4,140)	(8,736)	(1,479)
Other expense	108	74	30
Net gain on disposition of real estate properties	(6,083)	(3,550)	(44)
Total other income	(10,115)	(12,212)	(1,493)
(Loss) income from continuing operations	(445)	1,050	(8,205)
Income (loss) from discontinued operations	12,510	(7,887)	(10,027)
Net income (loss)	12,065	(6,837)	(18,232)
Net income attributable to noncontrolling interests	—	—	(85)
Net income (loss) attributable to common shareholders	$12,065	$(6,837)	$(18,317)
Weighted-average shares outstanding	177,663	176,283	169,270
Net income (loss) per common share - basic and diluted
Continuing operations	$(0.00)	$0.01	$(0.05)
Discontinued operations	0.07	(0.05)	(0.06)
Total	$0.07	$(0.04)	$(0.11)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Net income (loss) attributable to common shareholders	$12,065	$(6,837)	$(18,317)
Change from cash flow hedging derivatives	(13,924)	(434)	2,781
Comprehensive loss attributable to common shareholders	$(1,859)	$(7,271)	$(15,536)

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
(in thousands)	Shares	Amount
Balance as of December 31, 2016	157,406	$1,574	$1,402,611	$(212,807)	$14,091	$501	$1,205,970
Net (loss) income	—	—	—	(18,317)	—	85	(18,232)
Change from cash flow hedging derivatives	—	—	—	—	2,781	—	2,781
Issuance of common stock	19,014	190	193,919	—	—	—	194,109
Share-based compensation	—	—	1,267	—	—	—	1,267
Upfront offering costs	—	—	(11,932)	—	—	—	(11,932)
Trailing distribution fees	—	—	(5,790)	6,670	—	—	880
Redemptions of common stock	(1,906)	(19)	(18,326)	—	—	(500)	(18,845)
Distributions on common stock	—	—	—	(96,443)	—	(85)	(96,528)
Balance as of December 31, 2017	174,514	$1,745	$1,561,749	$(320,897)	$16,872	$1	$1,259,470
Net loss	—	—	—	(6,837)	—	—	(6,837)
Change from cash flow hedging derivatives	—	—	—	—	(434)	—	(434)
Issuance of common stock	4,499	45	48,139	—	—	—	48,184
Share-based compensation	—	—	1,513	—	—	—	1,513
Upfront offering costs	—	—	(568)	—	—	—	(568)
Trailing distribution fees	—	—	90	7,489	—	—	7,579
Redemptions of common stock	(2,059)	(20)	(28,077)	—	—	—	(28,097)
Distributions on common stock	—	—	—	(100,452)	—	—	(100,452)
Balance as of December 31, 2018	176,954	$1,770	$1,582,846	$(420,697)	$16,438	$1	$1,180,358
Net income	—	—	—	12,065	—	—	12,065
Change from cash flow hedging derivatives	—	—	—	—	(13,924)	—	(13,924)
Issuance of common stock	3,004	30	35,133	—	—	—	35,163
Share-based compensation	—	—	1,813	—	—	—	1,813
Upfront offering costs	—	—	(557)	—	—	—	(557)
Trailing distribution fees	—	—	79	8,226	—	—	8,305
Redemptions of common stock	(1,958)	(20)	(11,420)	—	—	—	(11,440)
Distributions on common stock	—	—	—	(101,191)	—	—	(101,191)
Balance as of December 31, 2019	178,000	$1,780	$1,607,894	$(501,597)	$2,514	$1	$1,110,592

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Operating activities:
Net income (loss)	$12,065	$(6,837)	$(18,232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	96,510	111,942	111,649
Equity in income of unconsolidated joint venture partnerships	(4,140)	(8,736)	(1,479)
Straight-line rent and amortization of above- and below-market leases	(6,279)	(9,922)	(12,118)
Net gain on disposition of real estate properties	(6,083)	(3,550)	(44)
Other	4,202	3,291	3,804
Changes in operating assets and liabilities:
Tenant receivables and other assets	(1,958)	445	301
Accounts payable, accrued expenses and other liabilities	(6,612)	5,050	3,262
Due from / to affiliates, net	425	760	(3,494)
Net cash provided by operating activities	88,130	92,443	83,649
Investing activities:
Real estate acquisitions	(3,624)	(39,918)	(293,444)
Acquisition deposits	—	(100)	(834)
Proceeds from the disposition of real estate properties	24,978	20,631	15,340
Capital expenditures and development activities	(47,745)	(43,916)	(43,236)
Investment in unconsolidated joint venture partnerships	(25,860)	(20,810)	(41,218)
Distributions from joint venture partnerships	11,600	18,000	5,730
Net proceeds from sale of joint venture partnership ownership interest	—	4,235	—
Other	(2,579)	—	—
Net cash used in investing activities	(43,230)	(61,878)	(357,662)
Financing activities:
Proceeds from line of credit	128,000	138,000	360,000
Repayments of line of credit	(74,000)	(89,000)	(266,000)
Proceeds from mortgage note	—	—	105,000
Repayments of mortgage notes	(2,191)	(1,354)	—
Financing costs paid	—	(334)	(777)
Proceeds from issuance of common stock	—	—	146,217
Offering costs paid related to issuance of common stock	(626)	(614)	(10,740)
Distributions paid to common shareholders	(57,830)	(44,627)	(39,911)
Dividends paid on noncontrolling interests	—	—	(116)
Distribution fees paid	(8,883)	(7,445)	(6,525)
Redemptions of common stock	(19,376)	(24,890)	(16,111)
Net cash (used in) provided by financing activities	(34,906)	(30,264)	271,037
Net increase (decrease) in cash, cash equivalents and restricted cash	9,994	301	(2,976)
Cash, cash equivalents and restricted cash, at beginning of period	5,763	5,462	8,438
Cash, cash equivalents and restricted cash, at end of period	$15,757	$5,763	$5,462

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Unless the context otherwise requires, the “Company” refers to Industrial Property Trust and its consolidated subsidiaries. The Company was initially formed on August 28, 2012 as a Maryland corporation. In February 2020, following the consummation of the Asset Sale (defined below), Industrial Property Trust converted, as a legal entity, from a Maryland corporation to a Maryland real estate investment trust (“REIT”).
The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that would be leased to creditworthy corporate customers. Creditworthiness does not necessarily mean that the Company’s customers are or will be investment grade and much of the Company’s customer base is currently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. As of December 31, 2019, the Company owned and managed, either directly or through its minority ownership interests in its joint venture partnerships, a real estate portfolio that included 296 industrial buildings. The Company operates as one reportable segment comprised of industrial real estate.
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
Asset Sale Transaction
On July 15, 2019, the Company announced that it had entered into an agreement and plan of merger (as amended and restated on August 20, 2019, the “Merger Agreement”) pursuant to which it or its wholly-owned real estate assets would be acquired by an affiliate or affiliates of Prologis, L.P. in an all cash transaction valued at approximately $4.0 billion, subject to certain transaction costs. On August 22, 2019, the Company announced that it had elected to structure the transaction as a sale of substantially all of the Company’s assets excluding its interests in its unconsolidated joint venture partnerships (the “Asset Sale”), and following the Asset Sale, the Company will continue to exist with its remaining assets consisting primarily of its minority ownership interests in its unconsolidated joint venture partnerships (as described in “Note 4”). The Asset Sale closed on January 8, 2020. See “Note 14” for further detail regarding the closing of the Asset Sale.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. Although the Company owns and may acquire additional properties indirectly through its minority interests in joint venture partnerships, the Company does not intend to directly acquire any additional properties. The Company’s remaining assets consist primarily of its minority interests in two joint venture partnerships. Accordingly, to the extent these notes to the consolidated financial statements describe the Company’s accounting policies with respect to its wholly-owned properties, the disclosure is no longer applicable for periods after the Asset Sale.
Basis of Consolidation
The consolidated financial statements include the accounts of Industrial Property Trust, the Operating Partnership, and its wholly-owned subsidiaries, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. All material intercompany accounts and transactions have been eliminated.

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
If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Transaction costs associated with the acquisition of a property (including the acquisition fees paid to IPT Advisor LLC (the “Advisor”) and its affiliates) are capitalized as incurred in an asset acquisition and are allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the balance sheet when certain criteria are met.
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
Investment in Unconsolidated Joint Venture Partnerships
The Company owns minority interests in two joint venture partnerships, which are referred to as the BTC Partnerships. The Company analyzes its investments under GAAP guidance to determine if any joint venture partnership is a variable interest entity (“VIE”) and whether the requisite substantial participating rights described in the GAAP guidance are held by the partners not affiliated with the Company. If a joint venture partnership is not a VIE and the partners hold substantial participating rights, the Company accounts for its investment in the joint venture partnership under the equity method. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect the Company’s proportionate share of equity in the joint venture partnership’s income (loss) and distributions, which is included in investment in unconsolidated joint venture partnership on its consolidated balance sheets. The Company additionally recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture partnership in equity in loss of unconsolidated joint venture partnership on the consolidated statements of operations.
The Company evaluates its investments in the unconsolidated joint venture partnerships for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. When an impairment indicator is identified, the Company calculates the estimated fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If the Company determined any decline in value is other-than-temporary, the Company would recognize an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to the unconsolidated joint venture partnerships for the years ended December 31, 2019, 2018, and 2017. See “Note 4” for additional information regarding the BTC Partnerships.
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
Debt Issuance Costs
Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related credit facilities. Unamortized debt issuance costs are written off if debt is retired before its maturity date. Accumulated amortization of debt issuance costs was approximately $10.2 million and $7.8 million as of December 31, 2019 and 2018, respectively. The Company’s interest expense for the years ended December 31, 2019, 2018 and 2017 included $2.4 million, $2.4 million and $2.3 million, respectively, of amortization of financing costs.
Capitalized Interest
The Company capitalizes interest as a cost of development. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the years ended December 31, 2019, 2018 and 2017, approximately $0.9 million, $1.7 million and $2.5 million of interest was capitalized, respectively.

Distribution Fees
Distribution fees were paid monthly prior to the completion of the Asset Sale. Distribution fees were accrued upon the issuance of Class T shares. The Company accrued for: (i) the monthly amount payable as of the balance sheet date, and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares outstanding as of the balance sheet date. The accrued distribution fees are reflected in additional paid-in capital in shareholders’ equity. See “Note 10” for additional information regarding when distribution fees become payable.
Noncontrolling Interests
Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from shareholders’ equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to the noncontrolling interests on the consolidated statements of operations. Noncontrolling interests also represent the portion of equity in the acquired subsidiary real estate investment trusts (“Subsidiary REITs”), that the Company does not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheets as noncontrolling interests within permanent equity. See “Note 9” for additional information regarding the Subsidiary REITs.
Revenue Recognition
When a lease is entered into, we first determine if the collectability from the tenant is probable. If the collectability is not probable we recognize revenue when the payment has been received. If the collectability is determined to be probable, we record rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, the Company records receivables from tenants for rent that the Company expects to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. The Company evaluates collectability from its tenants on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2019 and 2018, the Company’s allowance for doubtful accounts was approximately $26,000 and $0.4 million, respectively.
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
Organization and Offering Expenses
Organization and offering expenses were accrued by the Company only to the extent that the Company was successful in raising gross offering proceeds. Organization costs were expensed in the period they become reimbursable and offering expenses associated with the Company’s public offerings were recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 10” for additional information regarding when organization and offering expenses became reimbursable.
Income Taxes
The Company currently operates as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes, and elected to be treated as a REIT beginning with its taxable year ended December 31, 2013. As a REIT, the Company generally is not subject to U.S. federal income taxes on net income it distributes to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and U.S. federal income and excise taxes on its undistributed income.

Net Income (Loss) Per Common Share
The Company computes net income (loss) per common share, net income (loss) per common share from continuing operations and net income (loss) per common share from discontinuing operations by dividing net income (loss) attributable to common shareholders, income (loss) from continuing operations and income (loss) from discontinuing operations, respectively, by the weighted-average number of common shares outstanding during the period for each class. Although we only have one class of common shares following the completion of the Asset Sale, we had two classes of shares of common stock prior thereto. For the periods during which we had two share classes, there were no class specific expenses and each class of shares participated equally in the profits and losses of the Company. There were no dilutive shares for the years ended December 31, 2019, 2018 and 2017.
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
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the standard when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. Under the practical expedients election, the Company was not required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The practical expedient also allowed the Company to not separate tenant reimbursement revenue from rental revenue if certain criteria were met. The Company assessed the criteria and concluded that the timing and pattern of transfer for rental revenue and the related tenant reimbursement revenue are the same and the lease component, if accounted for separately, would be classified as an operating lease. As such, the Company accounts for and presented rental revenue and tenant reimbursement revenue as a single component in the condensed consolidated statements of operations. Additionally, guidance and targeted improvements to ASU 2016-02 were made through the issuance of supplemental ASUs. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. In addition, in December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updates ASU 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. The Company adopted these ASUs using the modified retrospective transition approach when they became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standards. The adoption of ASU 2016-02 and its supplemental standards did not have a material effect on the Company’s consolidated financial statements.

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
3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
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
As of December 31, 2019, all of our wholly-owned properties, which consisted of 236 industrial buildings, that are part of the Asset Sale met the criteria to be classified as held for sale. The following table summarizes the amounts held for sale as of December 31, 2019 and 2018. We subsequently completed the Asset Sale in January 2020. See “Note 14” for additional information regarding the completion of the Asset Sale.

	As of
(in thousands)	December 31, 2019	December 31, 2018
Land	$784,469	$789,840
Building and improvements	1,976,044	1,956,788
Intangible lease assets	192,957	208,234
Construction in progress	24,308	16,071
Accumulated depreciation and amortization	(381,271)	(310,135)
Net investment in real estate properties	2,596,507	2,660,798
Straight-line and tenant receivables, net	32,350	28,838
Other assets	13,272	8,392
Assets held for sale	$2,642,129	$2,698,028
Accounts payable and accrued expenses	$16,655	$20,478
Mortgage notes, net	716,470	717,940
Other liabilities	38,448	39,053
Liabilities related to assets held for sale	$771,573	777,471

Discontinued Operations
The Company classifies the results of operations and the respective aggregate net gain (loss) as discontinued operations when the disposal of a property or a group of properties represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Discontinued operations are reflected on the consolidated statements of operations when such property or group of properties have been disposed of or meet the criteria to be classified as held for sale.

Discontinued operations for the periods presented below include the results of operations for the properties classified as held for sale (as described above) as of December 31, 2019. The following table summarizes the amounts included in discontinued operations in the consolidated statements of operations:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Rental revenues	$250,715	$241,299	$223,358
Rental expenses	(66,476)	(63,670)	(58,053)
Real estate-related depreciation and amortization	(96,402)	(111,868)	(111,619)
Asset management fees, related party	(23,194)	(23,247)	(21,963)
Interest expense	(52,133)	(50,401)	(41,750)
Income (loss) from discontinued operations	$12,510	$(7,887)	$(10,027)
The following table summarizes the significant cash flows related to discontinued operations in the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Real estate-related depreciation and amortization	$96,402	$111,868	$111,619
Straight-line rent and amortization of above- and below-market leases	$(6,279)	$(9,922)	$(12,118)
Capital expenditures and development activities	(47,745)	(43,916)	(43,236)
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS
The Company has entered into joint venture partnerships with third-party investors for purposes of investing in industrial properties located in certain major U.S. distribution markets. The Company reports its investments in the Build-To-Core Industrial Partnership I LP (the “BTC I Partnership”) and the Build-To-Core Industrial Partnership II LP (the “BTC II Partnership” and, together with the BTC I Partnership, the “BTC Partnerships”) under the equity method on its consolidated balance sheets due to the fact that the Company maintains significant influence in each partnership. The following table summarizes the Company’s investment in the unconsolidated joint venture partnerships:

	As of				Investment in Unconsolidated Joint Venture Partnerships as of
	December 31, 2019		December 31, 2018
($ in thousands)	Ownership Percentage	Number of Buildings (1)	Ownership Percentage	Number of Buildings (1)	December 31, 2019	December 31, 2018
BTC I Partnership	20.0%	39	20.0%	36	$102,965	$97,128
BTC II Partnership	8.0%	21	8.0%	13	29,195	16,741
Total joint venture partnerships		60		49	$132,160	$113,869

(1)	Represents acquired or completed buildings.

5. DEBT
As of December 31, 2019, the Company’s consolidated indebtedness was comprised of borrowings under its line of credit, term loans and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. All of the Company’s debt was repaid in connection with the closing of the Asset Sale in January 2020. A summary of the Company’s debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	December 31, 2019	December 31, 2018	Maturity Date	December 31, 2019	December 31, 2018
Line of credit (1)	2.91%	3.38%	January 2020	$378,000	$324,000
Term loan (2)	2.50	2.65	January 2021	350,000	350,000
Term loan (3)	3.16	4.05	May 2022	150,000	150,000
Total principal amount / weighted-average	2.79%	3.19%		878,000	824,000
Less unamortized debt issuance costs				$(1,431)	$(3,116)
Total debt, net (excluding debt related to assets held for sale)				$876,569	$820,884

Fixed-rate mortgage notes related to assets held for sale, net of unamortized debt issuance costs (4)	3.36%	3.36%	July 2020 - December 2025	716,470	717,940
Total debt, net / weighted-average (including debt related to assets held for sale) (5)	3.04%	3.27%		$1,593,039	$1,538,824
Gross book value of properties encumbered by debt				$1,154,412	$1,147,963

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

(4)
Interest rates range from 2.94% to 3.65%, which includes the effects of an interest rate swap agreement relating to a variable-rate mortgage note with an outstanding amount of $93.7 million and $95.6 million as of December 31, 2019 and December 31, 2018, respectively.

(5)	The weighted-average remaining term of the Company’s consolidated debt was approximately 2.5 years as of December 31, 2019, excluding any extension options on the line of credit.
Debt Covenants
The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with its debt covenants as of December 31, 2019 and all of the Company’s debt was repaid in connection with the closing of the Asset Sale in January 2020.

Derivative Instruments
To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. As of December 31, 2019, the Company had 11 outstanding interest rate swap agreements, which were associated with $593.7 million of debt, that were designated as cash flow hedges of interest rate risk. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2019, 2018 and 2017, there was no hedge ineffectiveness. The Company expects no hedge ineffectiveness in the next 12 months.
All of the Company’s debt was repaid in connection with the closing of the Asset Sale in January 2020, and as a result, the derivative instruments were settled in January 2020 as well. Assuming the debt remained outstanding during the next 12 months, the Company estimates that approximately $2.6 million would have been reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt. The BTC Partnerships, which are not consolidated by the Company under GAAP, continue to have debt outstanding.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s consolidated balance sheets:

($ in thousands)	Number of Contracts	Notional Amount	Balance Sheet Location	Fair Value
As of December 31, 2019
Interest rate swaps	11	$593,749	Other assets	$2,514
As of December 31, 2018
Interest rate swaps	11	$595,626	Other assets	$16,438

The following table presents the effect of the Company’s cash flow hedges on the Company’s consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Derivative Instruments Designated as Cash Flow Hedges
(Loss) gain recognized in AOCI	$(6,645)	$5,165	$3,452
Gain reclassified from AOCI into interest expense	(7,279)	(5,599)	(671)
Total interest expense presented in the consolidated statements of operations in which the effects of the cash flow hedges are recorded (1)	52,133	50,401	41,750

(1)	Interest expense is included in discontinued operations on the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.
6. FAIR VALUE
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

Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2019
Assets
Derivative instruments	$—	$2,514	$—	$2,514
Total assets measured at fair value	$—	$2,514	$—	$2,514
As of December 31, 2018
Assets
Derivative instruments	$—	$16,438	$—	$16,438
Total assets measured at fair value	$—	$16,438	$—	$16,438
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 5” above for further discussion of the Company’s derivative instruments.
Nonrecurring Fair Value of Financial Measurements
As of December 31, 2019 and 2018, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2019		As of December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Line of credit	$378,000	$378,000	$324,000	$324,000
Term loans	500,000	500,000	500,000	500,000
Mortgage notes	719,335	726,049	721,526	698,603
7. INCOME TAXES
The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2019, 2018 and 2017. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination by the taxing authority is 2015.

Distributions
Distributions to shareholders are characterized for U.S. federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the shareholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such shareholders’ common shares. For taxable years beginning before January 1, 2026, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) are eligible for a 20% deduction from gross income. At the beginning of each year, the Company notifies its shareholders of the taxability of the distributions paid during the preceding year. The following table summarizes the information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
(unaudited)	2019	2018	2017
Ordinary income	36.34%	33.53%	33.05%
Non-taxable return of capital	59.83	60.55	52.10
Long-term capital gain	3.83	5.92	14.85
Total distribution	100.00%	100.00%	100.00%
8. SHAREHOLDERS’ EQUITY
Public Offering
On July 24, 2013, the Company commenced an initial public offering of up to $2.0 billion in common shares at $10.00 per share, including up to $500.0 million in shares offered under the Company’s distribution reinvestment plan. On June 30, 2017, the Company terminated the primary portion of the public offering. Beginning with the third quarter of 2019, the Company suspended the offering of shares pursuant to its distribution reinvestment plan in connection with the Company’s original announcement of the Merger Agreement described in “Note 1.” The Company registered $311.9 million in common shares to be sold pursuant to its distribution reinvestment plan and immediately prior to suspending the distribution reinvestment plan, offered the shares at a price equal to the net asset value (“NAV”) per share most recently disclosed by the Company, which was $12.33 as of November 30, 2018. Following the closing of the Asset Sale, the Company terminated the distribution reinvestment plan.

Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class A Shares	Class T Shares	Total Shares
Balance as of December 31, 2016	99,374	58,032	157,406
Issuance of common stock:
Primary shares	3,696	10,468	14,164
DRIP	2,910	1,794	4,704
Stock grants	151	—	151
Redemptions	(1,537)	(369)	(1,906)
Forfeitures	(5)	—	(5)
Balance as of December 31, 2017	104,589	69,925	174,514
Issuance of common stock:
DRIP	2,601	1,736	4,337
Stock grants	180	—	180
Redemptions	(1,678)	(381)	(2,059)
Forfeitures	(18)	—	(18)
Balance as of December 31, 2018	105,674	71,280	176,954
Issuance of common stock:
DRIP	1,719	1,133	2,852
Stock grants	158	—	158
Redemptions	(1,588)	(370)	(1,958)
Forfeitures	(6)	—	(6)
Balance as of December 31, 2019	105,957	72,043	178,000

Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in the Company’s common shares) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2019
December 31	$0.14250	$23,268	$—	$2,071	$25,339
September 30	0.14250	23,266	—	2,070	25,336
June 30	0.14250	11,641	11,601	2,052	25,294
March 31	0.14250	11,490	11,699	2,033	25,222
Total	$0.57000	$69,665	$23,300	$8,226	$101,191
2018
December 31	$0.14250	$11,433	$11,863	$1,900	$25,196
September 30	0.14250	11,350	11,897	1,880	25,127
June 30	0.14250	11,262	11,980	1,864	25,106
March 31	0.14250	11,092	12,086	1,845	25,023
Total	$0.57000	$45,137	$47,826	$7,489	$100,452
2017
December 31	$0.14250	$10,923	$12,222	$1,781	$24,926
September 30	0.14250	10,820	12,242	1,764	24,826
June 30	0.14250	10,349	11,868	1,630	23,847
March 31	0.14250	9,902	11,447	1,495	22,844
Total	$0.57000	$41,994	$47,779	$6,670	$96,443

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of trustees per Class A share and per Class T share of common stock. The quarterly distribution on Class T shares of common stock is reduced by the distribution fees that are payable monthly with respect to such Class T shares (as calculated on a daily basis).

(2)
Distribution fees are paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares issued in the primary portion of the public offering only. Refer to “Note 10” for further detail regarding distribution fees.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares.
Redemptions
In connection with the Company’s original announcement of the Merger Agreement described in “Note 1,” the Company suspended its share redemption program, effective as of the third quarter of 2019. Prior to the suspension and subject to certain restrictions and limitations, the Company’s common shares were redeemed for cash at a price that reflected up to a 7.5% discount from the purchase price paid for the shares being redeemed. Prior to the limited reinstatement of the share redemption program, as described below, in order to be eligible for redemption, shares must have been held for a minimum of one year, subject to certain exceptions. The Company was not obligated to redeem shares under the share redemption program. The discount from the purchase price paid for the redeemed shares varied based upon the length of time that the shares had been held, as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than one year	No redemption allowed
One year	92.5%
Two years	95.0%
Three years	97.5%
Four years and longer	100.0%

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Number of eligible shares redeemed	1,155	2,862	1,906
Aggregate dollar amount of shares redeemed	$11,440	$28,097	$18,345
Average redemption price per share	$9.90	$9.82	$9.62
Following the closing of the Asset Sale, the Company reinstated the share redemption program solely with respect to redemptions requested in connection with the death of a shareholder. The aggregate dollar amount of redemptions that can be made under the program is capped at $1.0 million.
9. NONCONTROLLING INTERESTS
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
In addition, the Special Units may be redeemed by the Operating Partnership, upon the earliest to occur of the following events: a “Liquidity Event” (as defined below); or the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement, as defined in “Note 10,” between the Advisor, the Company, and the Operating Partnership.
A Liquidity Event is defined as (i) a listing of the Company’s common shares on a national securities exchange (or the receipt by the Company’s shareholders of securities that are listed on a national securities exchange in exchange for the Company’s common shares); (ii) a sale, merger or other transaction in which the Company’s shareholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iii) the sale of all or substantially all of the Company’s assets where the Company’s shareholders either receive, or have the option to receive, cash or other consideration.
The Company has determined that the Special Units are: (i) not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or (ii) redeemable only upon events that are solely within the Company’s control. As a result, the Company classifies the Special Units as noncontrolling interests within permanent equity.
See “Note 14” for information regarding the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Third A&R Partnership Agreement”), which was entered into following the completion of the Asset Sale.
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

10. RELATED PARTY TRANSACTIONS
The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the amended and restated advisory agreement, dated June 12, 2019 and amended October 7, 2019, by and among the Company, the Operating Partnership, and the Advisor, (the “Advisory Agreement”). The current term of the Advisory Agreement ends June 12, 2020, subject to renewals by the Company’s board for an unlimited number of successive one-year periods. The Dealer Manager provided dealer manager services in connection with the Company’s public offering. The Sponsor, which owns the Advisor, is presently directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their respective affiliates, and the Sponsor and the Advisor are jointly controlled by the estate of Mr. Blumberg and Messrs. Mulvihill and Zucker and/or their respective affiliates. The Dealer Manager is presently directly or indirectly majority owned, controlled and/or managed by the estate of Mr. Blumberg, Messrs Mulvihill and/or Mr. Zucker and/or their affiliates. Mr. Zucker is the Chairman of our board. The Advisor and the Dealer Manager received compensation from the Company in the form of fees and expense reimbursements for certain services relating to the Company’s public offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements as of December 31, 2019:
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
Distribution Fees. Distribution fees were payable to the Dealer Manager with respect to Class T shares issued in the primary portion of the public offering only. All or a portion of the distribution fees were typically reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who owned Class T shares, referred to as servicing broker dealers. The distribution fees accrued daily, were payable monthly in arrears and were paid on a continuous basis from year to year. The distribution fees were calculated on outstanding Class T shares issued in the primary portion of the public offering only, in an amount equal to 1.0% per annum of the estimated per share value of Class T shares. The Company made final payments of distribution fees following the Asset Sale and no further distribution fees are due and payable.
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
Asset Management Fees. Asset management fees consist of: (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint venture partnerships, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.5% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement. In October 2019, the asset management fee owed with respect to the disposition of wholly-owned properties was reduced from 2.5% to 0.62%. The term “disposition” shall include: (i) a sale of one or more assets; (ii) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership; (iii) a sale, merger, or other transaction in which the shareholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iv) a listing of the Company’s common shares on a national securities exchange or the receipt by the Company’s shareholders of securities that are listed on a national securities exchange in exchange for the Company’s common shares.
Organization and Offering Expenses. The Company reimbursed the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor was responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceeded the 2.0% organization and offering expense reimbursement for the Company’s public offerings, without recourse against or reimbursement by the Company. Organization and offering expenses were accrued by the Company only to the extent that the Company was successful in raising gross offering proceeds. Organization costs were expensed in the period they became reimbursable and offering costs were recorded as a reduction of gross offering proceeds in additional paid-in capital.
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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Receivable (Payable) as of
				December 31, 2019	December 31, 2018
(in thousands)	2019	2018	2017
Expensed:
Asset management fees (1)	$23,938	$23,964	$22,470	$(3)	$(69)
Asset management fees related to dispositions (2)	982	1,435	496	—	—
Other expense reimbursements (3)	5,096	5,055	4,301	—	(510)
Total	$30,016	$30,454	$27,267	$(3)	$(579)
Capitalized:
Acquisition fees	$309	845	6,148	$—	(62)
Development acquisition fees (4)	2,555	1,281	778	11	(61)
Total	$2,864	$2,126	$6,926	$11	$(123)
Additional Paid-In Capital:
Sales commissions	$—	$—	$4,491	$—	$—
Dealer manager fees	—	—	3,026	—	—
Offering costs	557	568	4,415	—	(70)
Distribution fees—current (5)	8,226	7,489	5,790	—	(657)
Distribution fees—trailing (5)	—	—	—	(10,188)	(18,492)
Total	$8,783	$8,057	$17,722	$(10,188)	$(19,219)

(1)	Includes asset management fees other than asset management fees related to dispositions.

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

(3)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement, and are included in general and administrative expenses on the Company’s consolidated statements of operations. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to activities for which the Advisor does not otherwise receive a separate fee. A portion of compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its consolidated statements of operations. The Company reimbursed the Advisor approximately $4.4 million, $4.0 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to these compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

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

(5)
The distribution fees accrued daily and were payable monthly in arrears. The monthly amount of distribution fees payable is included in distributions payable on the consolidated balance sheets. Additionally, the Company accrued for estimated trailing amounts payable based on the shares outstanding as of the balance sheet date, which are included in distribution fees payable to affiliates on the consolidated balance sheets. All or a portion of the distribution fees were reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares.

Joint Venture Partnerships. Each of the BTC I Partnership and the BTC II Partnership (described in “Note 4”) pay fees to a wholly-owned subsidiary of the Advisor that is a special limited partner in the respective joint venture partnership for providing advisory services to the respective joint venture partnership. These advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. In addition, the partnership agreements for the joint venture partnerships contain procedures for making distributions to the parties, including incentive distributions to the special limited partner (which is a subsidiary of the Advisor), which are subject to certain return thresholds being achieved. The obligations of the subsidiaries of the Advisor to provide advisory services to the respective joint venture partnerships will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for “cause,” the respective subsidiaries of the Advisor will have the option, in their sole discretion, to seek to become the administrative general partner of the respective joint venture partnership; subject to certain conditions. If the subsidiary of the Advisor is made the administrative general partner, then the subsidiary will continue to provide the advisory services and receive the same fees as those to which it was entitled prior to becoming the administrative general partner, but the subsidiary will not control or manage the respective joint venture partnership.
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
For the years ended December 31, 2019, 2018, and 2017, the joint venture partnerships incurred in aggregate approximately $11.1 million, $7.5 million, and $5.8 million, respectively, in acquisition and asset management fees which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements. As of December 31, 2019, the Company had amounts due to the joint venture partnerships in aggregate of approximately $10,150, which were recorded in due to affiliates on the consolidated balance sheets, and as of December 31, 2018, the Company had amounts due from the joint venture partnerships in aggregate of approximately $0.2 million, which were recorded in due from affiliates on the consolidated balance sheets.
Transactions with Affiliates
In September 2012, the Company sold 20,000 shares of common stock to the Advisor at a price of $10.00 per share. The Company subsequently contributed $2,000 to IPT-GP Inc. (“IPT-GP”), which was a wholly-owned subsidiary of the Company and was the sole general partner of the Operating Partnership until March 2013, when IPT-GP was dissolved as described below.
In September 2012, the Operating Partnership issued 19,800 Operating Partnership Units (“OP Units”) to the Company in exchange for $198,000, representing an approximate 99% limited partner interest. In addition, IPT-GP contributed $2,000 to the Operating Partnership in exchange for 200 OP Units, representing an approximate 1% general partner interest. In March 2013, IPT-GP was dissolved and its 200 OP Units, representing the sole general partner interest in the Operating Partnership, were distributed to the Company as the sole shareholder of IPT-GP. As a result, the Company owns 20,000 OP Units and is the general partner and a limited partner of the Operating Partnership. The rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets. Additionally, the Operating Partnership issued 100 Special Units to Industrial Property Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. These units are classified as noncontrolling interests. See “Note 9” for additional information regarding the issuance of Special Units and “Note 14” for information regarding the Third A&R Partnership Agreement that was entered into following the completion of the Asset Sale.

11. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Interest paid, net of capitalized interest	$49,492	$48,160	$39,354
Distributions payable	23,268	23,953	23,757
Distribution fees payable to affiliates	10,188	18,492	26,071
Distributions reinvested in common stock	35,163	48,185	45,828
Restricted Cash
Restricted cash consists of cash held in escrow in connection with certain financing requirements and tenant improvements. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Beginning of period:
Cash and cash equivalents	$5,698	$5,397	$8,358
Restricted cash	65	65	80
Cash, cash equivalents and restricted cash	$5,763	$5,462	$8,438
End of period:
Cash and cash equivalents	$15,757	$5,698	$5,397
Restricted cash	—	65	65
Cash, cash equivalents and restricted cash	$15,757	$5,763	$5,462
12. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments.
Environmental Matters
A majority of the properties the Company acquires are subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2019.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2019
Total revenues	$—	$—	$—	$—
Total operating expenses	$(2,412)	$(3,506)	$(2,271)	$(2,371)
Total other income	$360	$7,287	$142	$2,326
(Loss) income from continuing operations	$(2,052)	$3,781	$(2,129)	$(45)
(Loss) income from discontinued operations (1)	$(414)	$304	$1,984	$10,636
Net (loss) income	$(2,466)	$4,085	$(145)	$10,591
Net (loss) income attributable to common shareholders	$(2,466)	$4,085	$(145)	$10,591
Net (loss) income per common share - basic and diluted (2)	$(0.01)	$0.02	$0.00	$0.06
Weighted-average shares outstanding	177,076	177,591	177,979	177,997
2018
Total revenues	$—	$—	$—	$—
Total operating expenses	$(3,214)	$(2,596)	$(2,521)	$(2,831)
Total other income	$1,037	$209	$2,850	$8,116
(Loss) income from continuing operations	$(2,177)	$(2,387)	$329	$5,285
Loss from discontinued operations (1)	$(2,253)	$(2,064)	$(1,898)	$(1,672)
Net loss	$(4,430)	$(4,451)	$(1,569)	$3,613
Net loss attributable to common shareholders	$(4,430)	$(4,451)	$(1,569)	$3,613
Net loss per common share - basic and diluted (2)	$(0.03)	$(0.03)	$(0.01)	$0.02
Weighted-average shares outstanding	175,565	176,183	176,456	176,912

(1)
As described in “Note 14,” all of the Company’s wholly-owned properties were sold as part of the Asset Sale. As of December 2019, these properties met the criteria to be classified as held for sale. As such, the results related to those properties were reclassified as discontinued operations for all periods presented.

(2)
Quarterly net (loss) income per common share amounts do not total the annual net loss per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net (loss) income per share calculation.

14. SUBSEQUENT EVENTS
Asset Sale Transaction
On January 8, 2020, the Company completed the previously announced sale of substantially all of the Company’s assets to affiliates of Prologis, L.P., a Delaware limited partnership (“Parent”), in exchange for total aggregate consideration of approximately $4.0 billion (including approximately $744.9 million, of mortgage notes and related accrued interest and prepayment penalties paid off by the Parent) (the “Merger Consideration”), pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of August 20, 2019 (the “Merger Agreement”), by and among the Company, Parent and Rockies Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Rockies Acquisition”).
Pursuant to the terms of the Merger Agreement, the sale of all of the Company’s property-owning assets, other than the entities that hold the Company’s limited partnership and general partnership interests in the Company’s two unconsolidated joint venture partnerships—Build-To-Core Industrial Partnership I LP (the “BTC I Partnership”) and Build-To-Core Industrial Partnership II LP (the “BTC II Partnership” and, together with the BTC I Partnership, the “BTC Partnerships”)—to Parent was effected through (i) two mergers (each, a “Merger” and collectively the “Mergers”) of newly formed Delaware limited liability companies that were wholly owned subsidiaries of affiliates of Parent (the “Merger Subs”) with and into newly formed, wholly owned subsidiaries of IPT Real Estate Holdco LLC, a Delaware limited liability company and indirect subsidiary of the Company (“IPT Holdco”) (and such wholly owned subsidiaries, the “New Holdcos”), with each applicable New Holdco surviving each Merger as a wholly owned subsidiary of an affiliate of Parent upon the terms and subject to the conditions set forth in the Merger Agreement, and (ii) the sale (each, an “Asset Transfer” and together with the Mergers, the “Asset Sale”) by IPT Holdco of nine limited liability companies that were wholly owned subsidiaries of IPT Holdco to affiliates of Parent. As a result of the Asset Sale, the Company’s remaining assets primarily consist of its interests in the BTC Partnerships.
In connection with the closing of the Asset Sale (the “Closing”), in accordance with the terms of the Merger Agreement, Parent paid IPT Holdco the Merger Consideration, and IPT Holdco distributed the Merger Consideration to the Operating Partnership.  The Operating Partnership used $957.3 million of the Merger Consideration to repay debt and related accrued interest under the outstanding credit facilities, and $33.4 million of the Merger Consideration to pay costs and transaction expenses incurred in connection with the Asset Sale. The Operating Partnership then distributed $57.9 million of the Merger Consideration to the sole holder of special partnership units in the Operating Partnership and the remaining $2.26 billion of the Merger Consideration to the Company, as the sole holder of Class A partnership units in the Operating Partnership, in accordance with the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, as amended. The Company paid $24.75 million of the portion of the Merger Consideration it received to the Company’s external advisor as an asset management fee in accordance with the advisory agreement between the Company and its external advisor, distributed $2.23 billion of the Merger Consideration it received pro rata to the Company’s shareholders within five business days of the Closing, with each holder of common stock entitled to receive a special distribution in an amount equal to $12.54 per share of common stock, without interest and less applicable withholdings and taxes (the “Special Distribution”). Consistent with distributions historically made by the Company, the cash distribution actually paid to holders of shares of Class T common stock was net of up to the aggregate amount of the distribution fees that would have been reallowed by the dealer manager to broker dealers if the Class T shares had remained outstanding, which remaining distribution fees were paid by the Company at a discounted rate following the Closing. The amount of remaining distribution fees deducted from the Special Distribution payable to each share of Class T common stock were generally up to $0.17 per share, depending on how long a shareholder had held its shares of Class T common stock. Following payment of such remaining distribution fees, each share of Class T common stock was converted to a share of Class A common stock on a one-for-one basis. Shareholders of the Company will continue to hold the same number of common shares in the Company following the Closing as they held prior to the Closing.
Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership
On February 3, 2020, the Company entered into the Third A&R Partnership Agreement, between the Company, in the Company’s capacity as general partner and limited partner of the Operating Partnership, and the Advisor, in its capacity as special limited partner of the Operating Partnership. The Third A&R Partnership Agreement amended and restated the Operating Partnership’s limited partnership agreement to provide for the issuance of a preferred equity capital interest to the Advisor in connection with certain restructuring transactions entered into between the Company and the Sponsor and to revise the priority of distributions by the Operating Partnership to reflect the terms of such preferred equity capital interest, as described in additional detail below, as well as to reflect certain changes to the tax law. The Third A&R Partnership Agreement also incorporates previously adopted amendments to the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement pursuant to (i) that certain Side Agreement Concerning Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of August 20, 2019, by and between the Company and the Sponsor, as described in a Current Report on Form 8-K filed with the SEC on August 23, 2019, and (ii) that certain Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of October 7, 2019, by and among the Company, the Operating Partnership and the Sponsor, as described in a Current Report on Form 8-K filed with the SEC on October 8, 2019, in each case, other than those changes that are no longer applicable as a result of the closing of the Asset Sale.
As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 8, 2019, in connection with the Asset Sale, on October 7, 2019, the Company, the Operating Partnership, the Sponsor, Industrial Property Advisors LLC, the Company’s prior external advisor (the “Prior Advisor”), and Academy Partners Ltd. Liability Company, an affiliate of the Sponsor (“Academy Partners”), entered into a Master Reorganization and Transaction Agreement (the “Master Reorganization Agreement”) to restructure the Sponsor’s interests in the Company.
In accordance with the Master Reorganization Agreement, prior to the closing of the Asset Sale, the Sponsor accepted an assignment of all rights to the trademark and all related rights and goodwill, world-wide, to the mark “Industrial Property Trust” (collectively, the “IPT Intellectual Property”) from the current holder thereof, an affiliate of the Sponsor, and an assignment from the Prior Advisor of all of its rights under the Advisory Agreement, and the Sponsor assumed the obligations of the Prior Advisor under the Advisory Agreement.
Following such assignment and assumption and prior to the closing of the Asset Sale, the Sponsor capitalized the Advisor by contributing to it (i) the IPT Intellectual Property, (ii) the Advisory Agreement, and (iii) the Sponsor’s special partnership units in the Operating Partnership. As a result of such contributions, the Advisor became the Company’s new external advisor and the new special limited partner in the Operating Partnership.
As contemplated by the Master Reorganization Agreement, on February 3, 2020, the Advisor made an in-kind contribution to the Operating Partnership in the form of an assignment of the IPT Intellectual Property, which IPT Intellectual Property the Company previously licensed from an affiliate of the Sponsor under a terminable non-exclusive license. In exchange for such in-kind contribution of the IPT Intellectual Property, pursuant to the Third A&R Partnership Agreement, the Operating Partnership issued to the Advisor a preferred equity capital interest in the Operating Partnership having a preference on distributions from the Operating Partnership (the “Preference”). The amount of the Preference was determined by reference to the appraised fair market value of the IPT Intellectual Property.
The Third A&R Partnership Agreement also amended the Operating Partnership’s limited partnership agreement to provide that distributions by the Operating Partnership made from proceeds received by the Operating Partnership from dispositions of the interests in the BTC Partnerships and any other assets the Company owns in the future will be made, after any distribution necessary to maintain its REIT status, (i) first, 100% to pay the Preference, and (ii) then, 65% to the Company, and 35% to the Advisor.
Maryland REIT Conversion and the Fourth Amended and Restated Bylaws
At the Company’s 2019 annual meeting of stockholders held on December 11, 2019, the Company received stockholder approval to convert the Company, as a legal entity, from a Maryland corporation to a Maryland REIT (the “Conversion”), as contemplated by the Plan of Conversion of Industrial Property Trust Inc., which was filed as Annex C-2 to the Company’s definitive proxy statement filed with the SEC on October 21, 2019 (the “Definitive Proxy Statement”). The Plan of Conversion further provides that the Company implement the plan of liquidation for U.S. federal income tax purposes adopted by the board of directors and then dissolve without further vote by the Company’s shareholders (the “Plan of Liquidation”).
On February 3, 2020, the Company implemented the Conversion by filing Articles of Conversion with the Maryland State Department of Assessments and Taxation, a copy of which was filed as Annex C-3 to the Company’s Definitive Proxy Statement. Upon the Conversion, the Company changed its name from Industrial Property Trust Inc. to Industrial Property Trust. Also on February 3, 2020, pursuant to the Plan of Conversion, the declaration of trust was executed by the Company’s board of trustees and filed with the Maryland State Department of Assessments and Taxation. The declaration of trust is substantively identical to the Company’s charter prior to the Conversion, other than revisions necessary to reflect its new entity form as a Maryland real estate investment trust and to delete references to the Company’s Class T common stock and other immaterial drafting changes. The principal substantive differences between the declaration of trust and the Company’s charter prior to the Conversion are (i) that the declaration of trust permits sales of all or substantially all of the Company’s assets following adoption of the Plan of Liquidation by the board, which was adopted on January 7, 2020; and (ii) the declaration of trust does not require separate shareholder approval for dissolution because the Plan of Conversion includes a provision for voluntary dissolution following disposition of the Company’s assets. In addition, the declaration of trust only provides for common shares of Class A beneficial interest in the Company (and not shares of Class T beneficial interest in the Company) because each share of the Company’s Class T common stock converted to one share of the Company’s Class A common stock on January 31, 2020 as a result of the payment of the remaining distribution fees owed to broker-dealers for each share of the Company’s Class T common stock. The declaration of trust also provides that holders of the Company’s shares of beneficial interest are only entitled to vote on the election and removal of trustees, amendments to the declaration of trust, mergers, consolidations and such other matters as the Board determines to submit for shareholder approval. An additional summary of the changes made by the declaration of trust can be found in the Definitive Proxy Statement.
Also effective on February 3, 2020, in connection with the Conversion, the Company adopted the Fourth Amended and Restated Bylaws of the Company (the “Amended Bylaws”). The Amended Bylaws contain substantially the same terms as the Company’s prior bylaws, except for changes to reflect the Company’s new form of organization as a Maryland REIT.
As a result of the Conversion, the Company is a successor registrant to Industrial Property Trust Inc. pursuant to Rule 12g-3(a) of the Exchange Act, and the Company is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings “Board of Trustees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the heading “Compensation of Trustees and Executive Officers” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

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

3.1
Declaration of Trust, dated as of February 3, 2020, by the Trustees of Industrial Property Trust. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2020.

3.2	Fourth Amended and Restated Bylaws of Industrial Property Trust. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 4, 2020.

4.1	Third Amended and Restated Share Redemption Program, effective as of January 8, 2020. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 28, 2020.

4.2*	Description of Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934.

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

10.10
Third Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, dated as of February 3, 2020, among Industrial Property Trust, as general partner, and the Limited Partners thereto. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2020.

10.11
Amendment No. 2 to the Selected Dealer Agreement, dated as of August 28, 2015, by and among Industrial Property Trust Inc., Industrial Property Advisors LLC, Black Creek Capital Markets, LLC (formerly known as Dividend Capital Securities LLC) and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2015.

10.12
Form of Indemnification Agreement entered into between Industrial Property Trust Inc. and John S. Hagestad as of September 2, 2015. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-184126) filed with the SEC on July 17, 2013.

10.13
Amendment No. 3 to the Selected Dealer Agreement, dated as of April 11, 2016, by and among Industrial Property Trust Inc., Industrial Property Advisors LLC, Black Creek Capital Markets, LLC (formerly known as Dividend Capital Securities LLC) and Ameriprise Financial Services. Incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016.

10.14
Second Amended and Restated Agreement by and among IPT BTC I GP LLC, Industrial Property Advisors Sub I LLC, and Industrial Property Advisors LLC, dated as of September 15, 2016. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.15
Letter Agreement Regarding Drag-Along Rights, dated as of September 15, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC and Industrial Property Advisors Sub I LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 20, 2016.

10.16
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

10.17
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

10.18
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

10.19
Agreement, dated as of May 19, 2017, by and among IPT BTC II GP LLC and Industrial Property Advisors Sub III LLC. Incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.

EXHIBIT NUMBER	DESCRIPTION
10.20
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

10.21
Second Amendment to Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated as of May 10, 2019, by and among IPT BTC II GP LLC, IPT BTC II LP LLC, Industrial Property Advisors Sub IV LLC, BCG BTC II Investors LLC, QR Master Holdings USA II LP and QuadReal US Holdings Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019.

10.22
Amended and Restated Advisory Agreement (2019), dated June 12, 2019, among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019.

10.23
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

10.24
Amendment to Amended and Restated Advisory Agreement (2019), dated as of October 7, 2019, by and among Industrial Property Trust Inc., Industrial Property Operating Partnership LP and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 8, 2019.

21.1*	List of Subsidiaries of Industrial Property Trust

23.1*	Consent of KPMG LLP

23.2*	Consent of KPMG LLP regarding the Consolidated Financial Statements of Build-To-Core Industrial Partnership I LP.

23.3	Consent of CBRE Capital Advisors, Inc. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on January 8, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated Financial Statements of Build-To-Core Industrial Partnership I LP as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017.

101
The following materials from Industrial Property Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 9, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

ITEM 16. SUMMARY OF FORM 10-K
See the “Table of Contents” for a summary of information included in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 9, 2020.

INDUSTRIAL PROPERTY TRUST

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

Signature	Title	Date

/s/ EVAN H. ZUCKER	Chairman of the Board and Trustee	March 9, 2020
Evan H. Zucker

/s/ MARSHALL M. BURTON	Trustee	March 9, 2020
Marshall M. Burton

/s/ CHARLES B. DUKE	Trustee	March 9, 2020
Charles B. Duke

/s/ JOHN S. HAGESTAD	Trustee	March 9, 2020
John S. Hagestad

/s/ STANLEY A. MOORE	Trustee	March 9, 2020
Stanley A. Moore

/s/ DWIGHT L. MERRIMAN III	Managing Director, Chief Executive Officer and Trustee (Principal Executive Officer)	March 9, 2020
Dwight L. Merriman III

/s/ THOMAS G. MCGONAGLE	Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2020
Thomas G. McGonagle