Form 10-K/A
period 2019-12-31
INDUSTRIAL PROPERTY TRUST
filed 2020-04-29
CIK 1558441

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    No  ☒
The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2019 cannot be calculated because no established market exists for the registrant’s common equity.
As of April 10, 2020, there were 177,958,859 of the registrant’s common shares of beneficial interest outstanding.

INDUSTRIAL PROPERTY TRUST

EXPLANATORY NOTE
Industrial Property Trust (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
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

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Throughout this report, references to our “board” mean our board of trustees for the period from and after February 3, 2020 and our board of directors for the period prior thereto. As of the date of this report, our trustees and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
Dwight L. Merriman III	59	Managing Director, Chief Executive Officer and Trustee
Evan H. Zucker	55	Chairman and Trustee
Marshall M. Burton	51	Independent Trustee
Charles B. Duke	62	Independent Trustee
John S. Hagestad	73	Independent Trustee
Stanley A. Moore	81	Independent Trustee
Thomas G. McGonagle	60	Managing Director, Chief Financial Officer
Joshua J. Widoff	49	Managing Director, Chief Legal Officer
Scott W. Recknor	52	Managing Director, Head of Asset Management
Dwight L. Merriman III has served as our Managing Director since April 2017 and as our Chief Executive Officer and as a member of our board of trustees since February 2020. Mr. Merriman also served as a member of our board of directors from January 2013 until February 2020, when we converted, as a legal entity, from a Maryland corporation to a Maryland real estate investment trust. In addition, Mr. Merriman has served as a manager of IPT Advisor LLC (the “Advisor”) since December 2019 and served as a manager of Industrial Property Advisors LLC (the “Prior Advisor”) from January 2013 to December 18, 2019. Since December 9, 2019, Mr. Merriman has served as the Chief Executive Officer of Industrial for Black Creek Group LLC (“BCG”) and is responsible for the oversight of the acquisition, asset management and portfolio management activities for all industrial investments across funds sponsored by affiliates of BCG. Prior thereto, Mr. Merriman served as the Head of Real Estate for BCG. Mr. Merriman has served as a member of the board of directors and as a manager of BCI IV Advisors LLC (“BCI IV Advisor”), the advisor to Black Creek Industrial REIT IV Inc. (“BCI IV”) since November 2014. Mr. Merriman served as a Managing Director of BCI IV from May 2017 until January 1, 2020 and as Chief Executive Officer of BCI IV from November 2014 until January 1, 2020. Mr. Merriman also served as the Managing Director, Chief Executive Officer of Black Creek Diversified Property Fund Inc. (“DPF”) from April 2017 through December 2019 and as a manager of Black Creek Diversified Property Advisors LLC (“DPF Advisor”), the advisor to DPF, since April 2017. Mr. Merriman also has served as Managing Director and Chief Executive Officer of Black Creek Industrial Fund GP LLC (“BCIF”) since September 2017. He also has served as Managing Director and Chief Executive Officer of Build-To-Core Industrial Partnership III LLC (“BTC III”) since March 2019. BCIF and BTC III are funds managed within BCG. Mr. Merriman also served as a member of Industrial Income Trust Inc.’s (“IIT”) board of directors and as the Chief Executive Officer of IIT from March 2010 until November 2015. He has also served as a manager of Industrial Income Advisors LLC (“IIT Advisor”), the former advisor to IIT, since March 2010. Mr. Merriman also served as a member of the board of trustees of DC Industrial Liquidating Trust (“DCLT”) from September 2015 to December 2017 and as the Chief Executive Officer and also as a member of the board of trustees of DCLT from November 2015 to December 2017. Mr. Merriman has over 30 years of real estate investment and development experience. Prior to joining the Company, Mr. Merriman served from September 2007 through March 2010 as a Managing Director and the Chief Investment Officer of Stockbridge Capital Group LLC (“Stockbridge”), a real estate investment management company based in San Francisco, California, which had more than $3 billion in real estate under management. While with Stockbridge, Mr. Merriman served as a member of its investment and management committees, and was responsible for coordinating the investment activities of the company. From May 2000 to September 2007, Mr. Merriman was a Managing Director of RREEF Funds (“RREEF”) a real estate investment management company, in charge of RREEF’s development and value-added investment opportunities in North America. While at RREEF, he served on the investment committee and was involved in approving approximately $5 billion in commercial real estate transactions, and he started CalSmart, a $1.2 billion value-added real estate investment fund with the California Public Employees’ Retirement System. Prior to joining RREEF in 2000, Mr. Merriman served for approximately five years as a Managing Director at CarrAmerica Realty Corporation, where he was responsible for the company’s acquisition, development and operations activities in Southern California and Utah. Prior to that, he spent 11 years with the Los Angeles development firm of Overton, Moore & Associates, where he was responsible for developing industrial and office property throughout Southern California. Mr. Merriman received a B.S. in Business Administration from the University of Southern California and an M.B.A. from the Anderson School at the University of California at Los Angeles. Mr. Merriman is a member of the Urban Land Institute.

We believe that Mr. Merriman’s qualifications to serve on our board include his extensive real estate investment and development experience, including specifically his experience serving in leadership positions and on the investment committees of significant real estate investment funds.
Evan H. Zucker has served as the Chairman of our board since January 2013. Mr. Zucker also has served as the Chairman of the board of directors of BCI IV since November 2014. Mr. Zucker also served as the President of IIT from October 2009 until his election to the board of directors of IIT as Chairman in March 2010. He served as Chairman of IIT until November 2015, when IIT was sold. Mr. Zucker has served as a manager of the Advisor since December 2019; as a manager of the Prior Advisor from January 2013 to December 18, 2019; a manager of BCI IV Advisor since November 2014; a manager of the IIT Advisor, since October 2009; and a manager of the DPF Advisor, since April 2005. From its inception until October 2006, Mr. Zucker was the Chief Executive Officer, President, Secretary and a Director of DCT Industrial Trust (NYSE: DCT), which listed on the NYSE in December 2006. Mr. Zucker is a principal of both Dividend Capital Group LLC and Black Creek Group LLC, a Denver based real estate investment firm which he co-founded in 1993. Mr. Zucker has been active in real estate acquisition, development and redevelopment activities since 1989 and, as of December 31, 2019, Mr. Zucker has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real estate-related assets with an aggregate value of approximately $21.1 billion. In 1993, Mr. Zucker co-founded American Real Estate Investment Corp., which subsequently became Keystone Property Trust (NYSE: KTR), an industrial, office and logistics REIT that was later acquired by ProLogis Trust (NYSE: PLD) in August 2004. Mr. Zucker served as the President and as a director of American Real Estate Investment Corp. from 1993 to 1997 and as a director of Keystone Property Trust from 1997 to 1999. Mr. Zucker graduated from Stanford University with a Bachelor’s Degree in Economics.
We believe that Mr. Zucker’s qualifications to serve on our board are demonstrated by his proven business acumen, including his over 25 years of experience with Black Creek Group LLC as a co-founder of the company, his position as a principal of Dividend Capital Group LLC, and his vast experience as a leader of an advisor to real estate investment companies, including DCT Industrial Trust, DPF and American Real Estate Investment Corp (which subsequently became Keystone Property Trust, NYSE: KTR).
Marshall M. Burton has served as an independent member of our board since March 2013. Mr. Burton also has served as an independent director on the board of directors of BCI IV since August 2015 and of IIT from December 2009 until November 2015. Mr. Burton also served as an independent trustee on the board of trustees of DCLT from November 2015 to December 2017. Mr. Burton has more than 20 years of commercial real estate experience, including development, leasing, investment and management. In March 2014, Mr. Burton founded Confluent Holdings, L.L.C. to develop and invest in office, industrial and multi-family projects throughout the U.S. In April 2015, Mr. Burton expanded Confluent Holdings, L.L.C. and co-founded Confluent Development, L.L.C. in a merger with MVG, Inc., to form a diverse real estate investment and development platform with projects in various stages of development totaling $500 million. Mr. Burton is a board member and President of both MVG, Inc. and Confluent Development, L.L.C. From March 2011 to March 2014, Mr. Burton served as Senior Vice President and General Manager of Opus Development Company L.L.C., an affiliate of The Opus Group, a real estate developer (“Opus”), where he was responsible for managing operations and seeking new development opportunities in Denver, Colorado and in the western region of the U.S. Prior to joining Opus, Mr. Burton founded the Denver office of McWhinney, a real estate development company, in February 2010. As Senior Vice President of McWhinney, Mr. Burton oversaw operations for the commercial development team in the Denver metropolitan area and other strategic locations across the western U.S. Mr. Burton served as the Senior Vice President of Opus Northwest, L.L.C., a full-service real estate developer, from May 2009 through February 2010, and previously served as Vice President from October 2002 through September 2008 and in other capacities beginning in 1996. From September 2008 through June 2009, Mr. Burton served as Executive Vice President of Opus East, L.L.C., an interim position where he was charged with restructuring and winding down operations of Opus East, L.L.C. Opus East, L.L.C. and certain of its subsidiaries voluntarily filed for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2009. Prior to joining Opus in 1996, Mr. Burton was co-founder of Denver Capital Corporation, a multi-bank community lending organization. Mr. Burton is a licensed Colorado Real Estate Broker and is active in many civic and real estate associations, including serving as Treasurer and President-elect of the National Association of Industrial and Office Properties and as an executive committee member of the Urban Land Institute. Mr. Burton received his Bachelor of Science in Business Administration from the University of Denver.
We believe that Mr. Burton’s qualifications to serve on our board include his over 20 years of experience overseeing the development, leasing, investment and management of commercial real estate. This experience provides a valuable perspective on the commercial real estate industry.
Charles B. Duke has served as an independent member of our board since March 2013. Mr. Duke has also served as an independent director on the board of directors of BCI IV since February 2016 and as an independent director on the board of directors of DPF since January 2006. Mr. Duke also served as an independent director on the board of directors of IIT from December 2009 until November 2015 when IIT was sold. Mr. Duke is currently Founder and Chief Executive Officer of To-

Table Inc. (‘‘To-Table’’), a retailer of specialty gourmet foods. Prior to founding To-Table in November 2014, Mr. Duke was involved in the management of two ink jet cartridge remanufacturers and aftermarket suppliers. Mr. Duke served as the Executive Vice President of IJR, Inc. in Phoenix, Arizona from October 2012 to July 2014 and as Founder, President and Chief Executive Officer of Legacy Imaging, Inc., from 1996 through 2012. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including Founder, President and Owner of Careyes Corporation, a private bank, registered investment advisor and a member of the Financial Industry Regulatory Authority (‘‘FINRA’’) based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems, a global technology leader in the environmental monitoring industry based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved primarily in mergers and acquisitions, financing and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.
Our board has determined that Mr. Duke is the audit committee financial expert. In that role, we believe that Mr. Duke brings a unique perspective to the audit committee, as he is the only audit committee member with investment banking experience. We believe Mr. Duke’s qualifications to serve on our board include his considerable business and financial experience, including specifically his experience as founder and president of a private bank and as Chief Financial Officer of a significant organization.
John S. Hagestad has served as an independent member of our board since September 2015. Mr. Hagestad also has served as an independent director on the board of directors of BCI IV since August 2015. Mr. Hagestad is Senior Managing Director and Co-Founder of SARES·REGIS Group, a vertically integrated real estate development services company focusing on both commercial and residential real estate. Mr. Hagestad has served in this role since 1993 and is responsible for overseeing all of SARES·REGIS Group’s commercial activities which includes the development, investment and management divisions. Mr. Hagestad serves on SARES·REGIS Group’s Executive Management Committee, which approves all property acquisitions and investment decisions and provides strategic planning for the future. During his career, Mr. Hagestad has been responsible for the acquisition and development of over 85 million square feet of commercial, office and industrial property totaling more than $6 billion in value. In 1972, he joined the Koll Company as a Vice President for project acquisition and development. Three years later he joined The Sammis Company as a founding partner responsible for all matters of finance and administration, with emphasis on lender and partner relationships. In 1990, Mr. Hagestad became President and Chief Executive Officer of the SARES Company (the successor to The Sammis Company), where he was instrumental in its merger with The Regis Group to create the SARES·REGIS Group in 1993. Mr. Hagestad is a Certified Public Accountant and holds a bachelor’s degree in Business Administration and a master’s degree in Finance from the University of Southern California. He is a past trustee of the Urban Land Institute, a member of the Marshall School of Business Board of Leaders at the University of Southern California, the UCI Center for Real Estate, The Fisher Center for Real Estate and Urban Economics at UC Berkeley and the Real Estate Roundtable. He is also on the Board of Trustees / Directors for the Cystinosis Research Foundation.
We believe that Mr. Hagestad’s qualifications to serve on our board include his over 40 years of involvement in overseeing the development, acquisition and management of commercial, office and industrial real estate, in addition to his valuable accounting background. This experience provides a valuable perspective on the various facets of the real estate industry.
Stanley A. Moore has served as an independent member of our board since March 2013. Mr. Moore also has served as an independent director on the board of directors of BCI IV since August 2015 and of IIT from February 2011 until November 2015. Mr. Moore also served as an independent trustee on the board of trustees of DCLT from November 2015 to December 2017. Mr. Moore is a Co-Founder and Chairman and the former Chief Executive Officer of Overton Moore Properties (“OMP”) a leading commercial real estate development firm in Los Angeles County that develops, owns and manages office, industrial and mixed-use space. He served as Chief Executive Officer of OMP from 1975 until January 2010 and has served as a director since 1972. Since its founding, OMP has developed and/or invested in over 30 million square feet of commercial space in California. Mr. Moore served as a member of the board of directors of The Macerich Company (NYSE: MAC), a leading owner, operator and developer of major retail properties, from 1994 through May 2015. Mr. Moore is past President of the Southern California Chapter of the National Association of Industrial and Office Parks, and is currently a board member of the Economic Resources Corporation of South Central Los Angeles. His many awards and citations include the Humanitarian of the Year awarded to him by the National Conference of Christians and Jews.
We believe that Mr. Moore’s qualifications to serve on our board include his over 36 years of experience as a Chief Executive Officer of a leading commercial real estate development firm, his expertise in the areas of acquisitions, development and management of commercial real estate, and more specifically, industrial properties, his leadership experience with the National Association of Industrial and Office Parks, and his service on civic and private and public company boards.

Thomas G. McGonagle has served as our Managing Director since April 2017, as our Chief Financial Officer since January 2013 and as our Treasurer from January 2013 to March 2014. Mr. McGonagle has served as Managing Director since April 2017 and as Chief Financial Officer since November 2014 and Treasurer of BCI IV from November 2014 to June 2018. Mr. McGonagle also serves as Managing Director, Chief Financial Officer of BCIF since September 2017. He also served as the Chief Financial Officer of DCLT from November 2015 to December 2017. Mr. McGonagle also has served as Managing Director and Chief Financial Officer of BCIF since September 2017. He also has served as Managing Director and Chief Financial Officer of BTC III since March 2019. Mr. McGonagle also served as the Chief Financial Officer of IIT from March 2014 until November 2015 when IIT was sold, and as the Chief Financial Officer and Treasurer of IIT from March 2010 to March 2014. Prior to joining IIT, Mr. McGonagle consulted for several different corporate clients, including as Chairman of the Board of Directors of Pinnacle Gas Resources, Inc., an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves (formerly listed on NASDAQ: PINN), from March 2009 until the sale of the company in January 2011. From March 2007 to December 2008, Mr. McGonagle was Senior Vice President-Corporate Development at MacDermid, Incorporated, a global, specialty chemical company (formerly listed on NYSE: MRD). Mr. McGonagle was responsible for the marketing and sale of two of MacDermid’s nine global business units, and also was instrumental in the restructuring of a European manufacturing operation. Prior to joining MacDermid, from 2003 until 2006, Mr. McGonagle was Senior Vice President and Chief Financial Officer of Vistar Corporation, at the time a $3 billion food distribution company with 36 distribution and warehouse facilities located throughout the U.S. At Vistar, Mr. McGonagle was responsible for the finance department, including all accounting, reporting, tax, audit, banking and capital markets, and merger and acquisition activities. From 2001 to 2003, Mr. McGonagle was Managing Director and Co-Head of the U.S. Merchant Banking Group at Babcock & Brown LP in New York, which focused on advising on, and acquiring and developing, large-scale infrastructure assets and projects. Prior to joining Babcock & Brown, Mr. McGonagle was a Managing Director of the Financial Sponsors Group of Donaldson, Lufkin & Jenrette / Credit Suisse, which he joined in 1987. In this role, Mr. McGonagle was responsible for initiating and structuring numerous principal investment transactions, debt and equity securities offerings, and mergers and acquisitions across many different industries. From December 2006 until the sale of the company in July 2012, Mr. McGonagle was a director and chairman of the audit committee of Consolidated Container Company LLC, a private $750 million plastic packaging manufacturer with over 50 manufacturing facilities located throughout the U.S. Mr. McGonagle received his B.A. in Economics from Dartmouth College and M.B.A. from the Tuck School of Business at Dartmouth College.
Joshua J. Widoff has served as our Managing Director since April 2017, and as our Chief Legal Officer and Secretary since June 2018. Mr. Widoff previously served as our General Counsel, Secretary and Executive Vice President from September 2012 to April 2017. Mr. Widoff has served as Managing Director of BCI IV since May 2017, and as the Chief Legal Officer and Secretary of BCI IV since June 2018. Mr. Widoff previously served as General Counsel and Secretary and as Executive Vice President from November 2014 to May 2017. Mr. Widoff has served as Managing Director of DPF since April 2017, and as Chief Legal Officer and Secretary of DPF since June 2018. Mr. Widoff previously served as General Counsel, Secretary and Executive Vice President of DPF since 2010. Mr. Widoff also serves as Managing Director and Chief Legal Officer of BCIF from June 2018 and as Managing Director, General Counsel and Secretary of BCIF from November 2017 to June 2018. He also has served as Managing Director, Chief Legal Officer and Secretary of BTC III since March 2019. Mr. Widoff also served as the Executive Vice President, Secretary and General Counsel of DCLT from November 2015 to December 2017. Mr. Widoff also served as Executive Vice President, Secretary and General Counsel of IIT from December 2013 until November 2015, and served as Senior Vice President, Secretary and General Counsel of IIT from May 2009 to December 2013. He has also served as a Managing Director of BCG, a Denver based private equity real estate firm, since September 2007, and as Chief Legal Officer of BCG since June 2018. Mr. Widoff also served as Executive Vice President of Dividend Capital Group since 2010. Prior to joining BCG in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing, and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities, and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings, and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff currently serves as Chair and Commissioner for the Denver Urban Renewal Authority. Mr. Widoff received his Bachelor’s degree from Trinity University in Texas and his Juris Doctor degree from the University of Colorado School of Law.
Scott W. Recknor has served as our Managing Director - Head of Asset Management since September 2017. Mr. Recknor also serves as Managing Director - Head of Asset Management of BCI IV since September 2017 and Managing Director - Head of Asset Management for DPF since July 2017. Mr. Recknor also serves as Managing Director - Head of Asset Management of BCIF since November 2018. He also has served as Managing Director, Head of Asset Management of BTC III since March

2019. He also served as Senior Vice President - Asset Management of IIT upon joining BCG from November 2010 to November 2015. From 2005 through October 2010, Mr. Recknor served as a Vice President for AMB Property Corporation (now ProLogis), a leading global owner, operator and developer of industrial real estate, where he was responsible for leasing, capital expenditures, budgeting and re-forecasting and property management oversight in the greater Los Angeles area. From 2001 through 2004, Mr. Recknor was a District Manager for RREEF where he managed three offices responsible for the leasing, property management, capital expenditure and budgeting and re-forecasting for a number of separate pension fund accounts. Prior to RREEF, Mr. Recknor was the West Region Real Estate Manager for the Goodyear Tire & Rubber Company where he was responsible for all operating aspects of Goodyear’s West Region real estate portfolio in six states (California, Hawaii, Nevada, Arizona, New Mexico and Texas). Prior to the Goodyear Tire & Rubber Company, Mr. Recknor was a real estate broker with The Seeley Company (now Colliers International) in the Los Angeles area. Mr. Recknor graduated from the University of California (Irvine) and has previously served on the board of directors for NAIOP (SoCal) and has been an affiliate member of SIOR (Los Angeles).
Code of Business Conduct and Ethics
Our board has adopted a Code of Business Conduct and Ethics, which applies to all employees of the Advisor, and our officers and directors, including our Chief Executive Officer and our Chief Financial Officer. Additionally, our board has adopted a Code of Ethics for our Chief Executive Officer and our Senior Financial Officers, including our Chief Financial Officer. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers may be found on our website at www.industrialpropertytrust.com. Our board must approve any amendment to or waiver of the Code of Business Conduct and Ethics as well as the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers. We presently intend to disclose amendments and waivers, if any, of the Code of Business Conduct and Ethics or the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers on our website.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Trustees
The following table sets forth information regarding compensation to our independent trustees during 2019:

Name	Fees Earned or Paid in Cash (1)	All Other Compensation (2)	Total
Marshall M. Burton	$169,900	$1,931	$171,831
Charles B. Duke	$192,750	$1,931	$194,681
John S. Hagestad	$169,900	$1,931	$171,831
Stanley A. Moore	$172,400	$1,931	$174,331

(1)	Includes fees earned or paid in 2019 for services during 2019.

(2)	Reflects the dollar value of distributions paid during 2019 with respect to shares of restricted stock that had not yet vested.
We pay each of our independent trustees $12,500 per quarter, plus $2,500 for each board of trustees or Committee meeting attended in person or by telephone. All trustees receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board or of our Committees. If a trustee is also one of our officers, we do not pay additional compensation for services rendered as a director.
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
Compensation Committee Report
We do not currently have a compensation committee, however, our compensation committee, if formed, would be comprised entirely of independent trustees. In lieu of a formal compensation committee, our independent trustees perform an equivalent function. Our independent trustees have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) contained in this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) with management. Based on the independent trustees’ review of the CD&A and their discussions of the CD&A with management, the independent trustees recommended to our board, and our board has approved, that the CD&A be included in this Amendment No. 1.
INDEPENDENT TRUSTEES:
Marshall M. Burton
Charles B. Duke
John S. Hagestad
Stanley A. Moore
Compensation Committee Interlocks and Insider Participation
We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent trustees. In lieu of a formal compensation committee, our independent trustees perform an equivalent function. None of our independent trustees has served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2019, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2019, none of our executive officers served as a director, trustee or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors or trustees) of any entity that has one or more executive officers, directors or trustees serving as a member of our board.
We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed.
We did not retain any independent compensation consultants in 2019.
Equity Incentive Plans
Equity Incentive Plan
Our Equity Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents rights or other share-based awards. Our trustees, officers, and employees (if any), as well as any advisor or consultant, including employees of the Advisor and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided that, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for our common shares. Any such stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights, and/or other stock-based awards to be issued to our independent trustees, employees of the Advisor and other advisors shall not exceed an amount equal to 10 percent of outstanding common shares of our beneficial interest on the date of grant of any such stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights, and/or other stock-based awards. Notwithstanding the foregoing, we will not issue options or warrants to our independent trustees.
Our board, or, if formed, our compensation committee, will administer the Equity Incentive Plan, with sole authority (following consultation with the Advisor) to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), or otherwise violate the ownership and transfer restrictions imposed under our declaration of trust. Unless determined by our board, or, if formed, our compensation committee, no award granted under the Equity Incentive Plan will be transferable except through the laws of descent and distribution.
We have authorized and reserved for issuance under the Equity Incentive Plan a total of 2.0 million Class A common shares of beneficial interest, and have also established an aggregate maximum of 5.0 million Class A common shares that may be issued upon grant, vesting or exercise of awards under the Equity Incentive Plan. In addition, no more than 200,000 common shares of beneficial interest may be made subject to options or stock appreciation rights to a single individual in a calendar year, and no more than 200,000 common shares of beneficial interest may be made subject to stock based awards other than options or stock appreciation rights to a single individual in a calendar year. In the event of certain corporate transactions affecting our common shares, such as, for example, a reorganization, recapitalization, merger, spin-off, split-off, stock dividend, or extraordinary dividend, our board, or, if formed, our compensation committee, will have the sole authority to determine whether and in what manner to equitably adjust the number and type of shares and the exercise prices applicable to outstanding awards under the Equity Incentive Plan, the number and type of shares reserved for future issuance under the Equity Incentive Plan, and, if applicable, performance goals applicable to outstanding awards under the Equity Incentive Plan.
Private Placement Equity Incentive Plan
In February 2015, our board adopted a private placement equity incentive plan (“Private Equity Incentive Plan”). The Private Equity Incentive Plan is substantially similar to the Equity Incentive Plan, except that under the Private Equity Incentive Plan, an eligible participant is defined as any person, trust, association, or entity to which the plan administrator desires to grant an award. An aggregate maximum of 2.0 million Class A common shares of beneficial interest may be issued upon grant, vesting or exercise of awards under the Private Equity Incentive Plan.
The following table gives information regarding the Equity Incentive Plan and the Private Equity Incentive Plan as of December 31, 2019:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity incentive plans approved by security holders	—	$—	1,362,954
Equity incentive plans not approved by security holders	—	—	1,925,289
Total	—	$—	3,288,243

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The Prior Advisor currently owns 26,292 Class A common shares of beneficial interest. In addition, the current Advisor is a limited partner of Industrial Property Operating Partnership LP (the “Operating Partnership”) and owns 100 special partnership units in the Operating Partnership (“Special Units”) and 1,000,100 Class A partnership units in the Operating Partnership, as described under Item 13. Certain Relationships and Related Transactions, and Trustee Independence—Sponsor Restructuring Transaction.
The following table shows, as of April 10, 2020, the amount of our common shares beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than five percent of our outstanding common shares; (ii) our trustees; (iii) our executive officers; and (iv) all of our trustees and executive officers as a group. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 17th Street, 17th Floor, Denver, Colorado 80202.

Name of Beneficial Owner (1)	Title	Amount and Nature of Beneficial Ownership (1)	Percent of Common Shares
Industrial Property Advisors LLC (Prior Advisor) (2)	—	26,292 shares	N/A *
Evan H. Zucker (2)	Chairman, Trustee	52,430 shares (4)	*
Dwight L. Merriman III (3)	Managing Director, CEO and Trustee	23,509 shares	*
Marshall M. Burton	Trustee	24,304 shares	*
Charles B. Duke	Trustee	24,304 shares	*
John S. Hagestad	Trustee	24,992 shares	*
Stanley A. Moore	Trustee	24,304 shares	*
Thomas G. McGonagle (3)	Managing Director, CFO	8,396 shares	*
Joshua J. Widoff (3)	Managing Director, Chief Legal Officer	2,239 shares	*
Scott W. Recknor	Managing Director, Head of Asset Management	—	*
Beneficial ownership of common shares by all trustees and executive officers as a group	—	210,770 shares	*

*     Less than one percent

(1)
Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common shares held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Common shares issuable pursuant to options, to the extent such options are exercisable within 60 days, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
The Advisor is presently either directly or indirectly jointly controlled by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker (Chairman of our board) and/or their affiliates. The amount of shares indicated in the table as being owned by Mr. Zucker does not include the shares owned by the Prior Advisor. Mr. Zucker disclaims beneficial ownership of the shares owned by the Prior Advisor except to the extent of his pecuniary interest.

(3)
Includes shares held by accounts for the benefit of the respective officer’s children and shares held by the spouse of each of the respective officers. Each of the respective officers disclaims beneficial ownership of the shares held by his respective spouse and children.

(4)	The shares indicated in the table as being owned by Mr. Zucker are owned indirectly through a limited liability company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE
Sponsor Restructuring Transaction
In connection with the Asset Sale (defined below), on October 7, 2019, we, the Operating Partnership, the Sponsor, the Prior Advisor, and Academy Partners Ltd. Liability Company, an affiliate of the Sponsor (“Academy Partners”), entered into a Master Reorganization and Transaction Agreement (the “Master Reorganization Agreement”) to restructure the Sponsor’s interests in the Company.
In accordance with the Master Reorganization Agreement, prior to the closing of the sale of substantially all of our assets excluding our interests in our unconsolidated joint venture partnerships (the “Asset Sale”), the Sponsor accepted an assignment of all rights to the trademark and all related rights and goodwill, world-wide, to the mark “Industrial Property Trust” (collectively, the “IPT Intellectual Property”) from the then-current holder thereof, an affiliate of the Sponsor, and an assignment from the Prior Advisor of all of its rights under the Advisory Agreement, and the Sponsor assumed the obligations of the Prior Advisor under the Advisory Agreement.
Following such assignment and assumption and prior to the closing of the Asset Sale, the Sponsor capitalized the Advisor by contributing to it (i) the IPT Intellectual Property, (ii) the Advisory Agreement, and (iii) the Sponsor’s 100 Special Units. As a result of such contributions, the Advisor became our new external advisor and the new special limited partner in the Operating Partnership.
As contemplated by the Master Reorganization Agreement, on February 3, 2020, the Advisor made an in-kind contribution to the Operating Partnership in the form of an assignment of the IPT Intellectual Property, which IPT Intellectual Property we previously licensed from an affiliate of the Sponsor under a terminable non-exclusive license. In exchange for such in-kind contribution of the IPT Intellectual Property, pursuant to the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated February 3, 2020 (the “Third A&R Partnership Agreement”), the Operating Partnership issued to the Advisor a preferred equity capital interest in the Operating Partnership having a $10.0 million preference on distributions from the Operating Partnership (the “Preference”). The amount of the Preference was determined by reference to the appraised fair market value of the IPT Intellectual Property. The Operating Partnership also issued 1,000,100 Class A partnership units to the Advisor.
The Third A&R Partnership Agreement also amended the Operating Partnership’s limited partnership agreement to provide that distributions by the Operating Partnership made from net proceeds received by the Operating Partnership from dispositions of the interests in the BTC Partnerships and any other assets we own in the future will be made, after any distribution necessary to maintain our REIT status, (i) first, 100% to pay the Preference, and (ii) then, 65% to us, and 35% to the Advisor.
The Advisory Agreement
We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership and the Advisor are parties to an Amended and Restated Advisory Agreement (2019), dated as of June 12, 2019 (the “Advisory Agreement”). The Advisor is presently directly or indirectly majority owned, controlled and/or managed by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker, our Chairman of our board, and/or their affiliates.
Under the terms of the Advisory Agreement, the Advisor performs the following services, subject to the oversight, review and approval of our board:

•	Participate in formulating an investment strategy consistent with achieving our investment objectives;

•	Manage and supervise the offering process as it relates to offerings of our common shares;

•
Research, identify, review and recommend for approval to our board or Investment Committee, as applicable, real property, debt and other investments and dispositions consistent with our investment policies and objectives;

•	Structure the terms and conditions of transactions pursuant to which acquisitions and dispositions of investments will be made;

•	Actively oversee and manage our investment portfolio for purposes of meeting our investment objectives;

•	Manage our day-to-day affairs, including financial accounting and reporting, investor relations, marketing, informational systems and other administrative services on our behalf;

•	Select joint venture partners, structure corresponding agreements and oversee and monitor these relationships;

•	Arrange for financing and refinancing of our assets; and

•	Recommend various liquidity events to our board when appropriate.
The current term of the Advisory Agreement ends on June 12, 2020, subject to renewals by our board for an unlimited number of successive one-year periods. The independent trustees will evaluate the performance of the Advisor before renewing the

Advisory Agreement. The criteria used in such evaluation will be reflected in the minutes of such meeting. The Advisory Agreement may be terminated:

•	Immediately by us for “cause” (as defined in the Advisory Agreement) or upon a material breach of the Advisory Agreement by the Advisor;

•	Without cause or penalty by either the Advisor or a majority of our independent trustees, in each case upon 60 days’ written notice to the other party;

•	With “good reason” (as defined in the Advisory Agreement) by the Advisor upon 60 days’ written notice; or

•
Immediately by us and/or the Operating Partnership in connection with a merger, sale of our assets or transaction involving us pursuant to which a majority of our trustees then in office are replaced or removed.

In the event of the termination of the Advisory Agreement, the Advisor will cooperate with us and take all reasonable steps requested to assist our board in making an orderly transition of the advisory function. Before selecting a successor advisor, our board must determine that any successor advisor possesses sufficient qualifications to perform the advisory function and to justify the compensation it would receive from us.
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
The following summarizes the compensation and fees, including reimbursement of expenses, that are payable by us to the Advisor:
Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value-add transactions) of such real property, or both. We refer to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or our proportional interest therein), including in all instances real property held in joint venture partnerships or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements of development real properties, which we refer to collectively as development services, or overseeing the provision of these services by third parties on our behalf, which the we refer to as development oversight services, the acquisition fee, which the we refer to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or our proportional interest therein with respect to real properties held in joint venture partnerships or co-ownership arrangements). If the Advisor engages a third party to provide development services directly us, the third party will be compensated directly by us and the Advisor will receive the development acquisition fee if it provides the development oversight services. With respect to an acquisition of an interest in a real estate-related entity, the acquisition fee will equal: (i) 2.0% of our proportionate share of the purchase price of the property owned by any real estate-related entity in which we acquire a majority economic interest or that we consolidate for financial reporting purposes in accordance with generally accepted accounting principals (“GAAP”); and (ii) 2.0% of the purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of debt investment or other investment. The acquisition fee and any acquisition expenses payable with respect to any property, including any development acquisition fee, shall not exceed 6.0%.
Asset Management Fees. Asset management fees consist of: (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor) of each real property asset within our portfolio (or our proportional interest therein with respect to real property held in joint venture partnerships, co-ownership arrangements or real estate-related entities in which the we own a majority economic interest or that we consolidates for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the we own, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves, depreciation and amortization expenses and acquisition fees paid to the Advisor, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.5% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement. In October 2019, the asset management fee owed with respect to the disposition of wholly-owned properties as part of the Asset Sale was reduced from 2.5% to 0.62%. The term “disposition” shall include: (i) a sale of one or more assets; (ii) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, us or the Operating Partnership; (iii) a sale, merger, or other transaction in which the shareholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iv) a listing of our common shares on a national securities exchange or the receipt by our shareholders of securities that are listed on a national securities exchange in exchange for our common shares.
Organization and Offering Expenses. We reimbursed the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor was responsible for the payment of our cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceeded the 2.0% organization and offering expense reimbursement for our public offerings, without recourse against or reimbursement by us. Organization and offering expenses were accrued by us only to the extent that we were successful in raising gross offering proceeds. Organization costs were expensed in the period they became reimbursable and offering costs were recorded as a reduction of gross offering proceeds in additional paid-in capital.
Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, provided that the Advisor will not be reimbursed for costs of personnel to the extent that such personnel perform services for which the Advisor receives a separate fee, we are obligated, subject to certain limitations, to reimburse the Advisor for all of the costs it incurs in connection with the services it provides to us, including, without limitation, personnel (and related employment) costs and overhead (including, but not limited to, allocated rent paid to both third parties and an affiliate of the Advisor, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by the Advisor or its affiliates, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services. The Advisor may utilize its employees to provide such services and in certain instances those employees may include our executive officers.
Dealer Manager Agreement
We have entered into a dealer manager agreement dated July 16, 2013, as amended (the “Dealer Manager Agreement”) with Black Creek Capital Markets, LLC (the “Dealer Manager”), in connection with our “best efforts” offering pursuant to a Registration Statement on Form S-11 (Reg. No. 333-184126). Pursuant to the Dealer Manager Agreement, the Dealer Manager served as the dealer manager for the offering which commenced on July 24, 2013 and was terminated on June 30, 2017. The Dealer Manager and the Sponsor are related parties and the Dealer Manager is a member firm of FINRA. The Dealer Manager was organized in December 2001 for the purpose of participating in and facilitating the distribution of securities of Black Creek Group-related entities. Under the Dealer Manager Agreement, the Dealer Manager provided certain sales, promotional and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our prospectus for the offering. As a result of the termination of the offering, we no longer pay the Dealer Manager any sales commissions. We paid the Dealer Manager an ongoing distribution fee, which accrued daily and was calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of the estimated per share value of Class T shares of our common stock. The distribution fees with respect to Class T shares were payable on a monthly basis continuously from year to year. On January 8, 2020, we completed the Asset Sale. Following the closing of the Asset Sale, we paid to the Dealer Manager, at a discounted rate, certain of the distribution fees that would have been paid to the Dealer Manager and reallowed by the Dealer Manager to broker dealers if the shares had remained outstanding (the “Remaining Distribution Fees”). As a result, and consistent with distributions historically made by us, the cash distribution actually paid to holders of Class T shares was net of up to the aggregate amount of the distribution fees that would have been reallowed by the Dealer Manager to broker dealers if the Class T shares had remained outstanding. The amount of Remaining Distribution Fees deducted from the distribution payable to each share of Class T common stock was generally up to $0.17 per share, depending on how long a shareholder had held its Class T shares. Following payment of such Remaining Distribution Fees, each share of Class T common stock was converted to a share of Class A common stock on a one-for-one basis. In connection with our conversion to a Maryland REIT in February 2020, all shares of our Class A common stock were converted to Class A common shares of beneficial interest on a one-for-one basis. Our Dealer Manager is presently directly or indirectly majority owned by the estate of Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, our Chairman of our board, and/or their affiliates.

Property Management Agreement
We have entered into a property management agreement dated July 16, 2013 (the “Property Management Agreement”), with Black Creek Property Management Company LLC (the “Property Manager”). We anticipate that the Property Manager may perform certain property management services for us and the Operating Partnership with respect to properties that we continue to own following the Asset Sale. The Property Manager is an affiliate of the Advisor and was organized in April 2002 to lease and manage real properties acquired by Black Creek Group affiliated entities or other third parties. We will pay the Property Manager a property management fee in an amount equal to a market based percentage of the annual gross revenues of the applicable property. For each property managed by the Property Manager and owned by us, the fee is expected to range from 2% to 5% of annual gross revenues. In addition, we may pay the Property Manager a separate fee for initially leasing-up our properties, for leasing vacant space in our real properties and for renewing or extending current leases on our real properties. Such initial leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2% to 8% of the projected first year’s annual gross revenues of the property); provided, however, that we will only pay a leasing fee to the Property Manager if the Property Manager provides leasing services, directly or indirectly. In the event that the Property Manager assists a customer with customer improvements, a separate fee may be charged to the customer and paid by the customer. This fee will not exceed 5% of the cost of the customer improvements. The Property Manager will only provide these services if the provision of the services does not cause any of our income from the applicable real property to be treated as other than rents from real property for purposes of the applicable REIT requirements. To date, we have not paid any fees to the Property Manager. The Property Manager is presently directly or indirectly majority owned, controlled and/or managed by the estate of Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, our Chairman of our board, and/or their affiliates. No property management nor leasing fees had been incurred as of December 31, 2019.
BTC I Partnership, BTC II Partnership and Services Agreements
We own a 20.0% interest in the Build-to-Core Industrial Partnership I LP (the “BTC I Partnership”) and an 8.0% interest in the Build-to-Core Industrial Partnership II LP (the “BTC II Partnership”), each of which is a joint venture that has and continues to invest in industrial properties located in certain major U.S. distribution markets. Two of our wholly-owned subsidiaries, IPT BTC I GP LLC and IPT BTC I LP LLC are partners in the BTC I Partnership. Third party limited partners own the remaining 80.0% interest in the BTC I Partnership. Our 8.0% interest in the BTC II Partnership is owned through two of our wholly-owned subsidiaries, IPT BTC II GP LLC (the “General Partner”) and IPT BTC II LP LLC (the “IPT Limited Partner,” and together with the General Partner, the “IPT Partners”). BCG BTC II Investors LLC (the “BCG Limited Partner”), owns a 2.0% interest in the BTC II Partnership. The BCG Limited Partner is an affiliate of Black Creek Group, which is an affiliate of the Sponsor. Third party limited partners (collectively, the “QuadReal Limited Partner”) own the remaining 90.0% interest in the BTC II Partnership. See “-BTC II Partnership Agreement” below for a description of key provisions of the Agreement of Limited Partnership of the BTC II Partnership (the “BTC II Partnership Agreement”).
The Advisor has two wholly-owned subsidiaries, which we refer to herein as “Advisor Sub I” and “Advisor Sub II,” and collectively, the “Advisor Subs.” Advisor Sub I holds a special limited partner interest in the BTC I Partnership and an affiliate of Advisor Sub II holds a special limited partner interest in the BTC II Partnership. The BTC I Partnership pays fees to Advisor Sub I for providing advisory services to the BTC I Partnership and the BTC II Partnership pays fees to Advisor Sub II for providing advisory services to the BTC II Partnership. These advisory services include acquisition and asset management services and, to the extent applicable, development management and development oversight services. In addition, the partnership agreements for the joint ventures contain procedures for making distributions to the parties, including incentive distributions to the respective Advisor Sub that is a special limited partner of the respective joint venture, which are subject to certain return thresholds being achieved. The obligations of the Advisor Subs to provide advisory services to the respective joint ventures will terminate upon termination of the Advisory Agreement with the exception that if the Advisory Agreement is terminated other than for “cause,” the respective Advisor Subs will have the option, in their sole discretion, to seek to become the administrative general partner of the respective joint venture; subject, in the case of the BTC I Partnership, to certain conditions, including obtaining the consent of the third party limited partners. If the respective Advisor Sub is made the administrative general partner, then the Advisor Sub will continue to provide the advisory services and receive the same fees as those to which it was entitled prior to becoming the administrative general partner, but the Advisor Sub will not control or manage the respective joint venture.
As a result of the payment of the fees to the respective Advisor Subs by the respective joint ventures, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the Advisor Subs, and (ii) the percentage interest of the respective joint venture owned by us or any entity in which we own an interest. Accordingly, with respect to each joint venture, the aggregate of all fees paid to the respective Advisor Sub will not, with respect to the interests in such joint venture held by us or any entity in which we own an interest, exceed the aggregate amounts otherwise payable to the Advisor pursuant to the Advisory Agreement for such services.

For the years ended December 31, 2019, 2018, and 2017, the joint venture partnerships incurred in aggregate approximately $11.1 million, $7.5 million, and $5.8 million, respectively, in acquisition and asset management fees which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements. As of December 31, 2019, we had amounts due to the joint venture partnerships in aggregate of approximately $10,150, which were recorded as amounts due to affiliates on the consolidated balance sheets, and as of December 31, 2018, we had amounts due from the joint venture partnerships in aggregate of approximately $0.2 million, which were recorded in due from affiliates on the consolidated balance sheets.
BTC II Partnership Agreement
The BTC II Partnership Agreement, as amended on January 31, 2018, includes the following key provisions:

•
The BTC II Partnership has a term ending on May 19, 2027 (the “Term”) and has an investment period (the “Investment Period”) ending on the earliest to occur of: (i) May 19, 2022 and (ii) twelve months after the expiration of the four year period in which the General Partner is obligated to present investment opportunities to the BTC II Partnership (the “Identification Period”). The Identification Period may be shortened upon the rejection by the QuadReal Limited Partner’s representative on the executive committee of the BTC II Partnership (the “QuadReal Representative”) of a certain number of presented investment opportunities or, with respect to each Investment Segment (defined below), upon the date on which the targeted percentage of aggregate capital commitments have been invested in or reserved for investment in such Investment Segment.

•
The BTC II Partnership intends to invest in a portfolio of industrial properties located in certain major United States distribution markets, and to be comprised of approximately (i) 70% development investments and (ii) 30% value-add and core investments (each, an “Investment Segment”).

•
Investments made by the BTC II Partnership will be held indirectly through wholly-owned subsidiaries of the BTC II Partnership (each, a “Partnership Subsidiary”). All investments will be held indirectly through a single Partnership Subsidiary that is expected to elect to be treated as a real estate investment trust for U.S. federal income tax purposes.

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

•
The partners, other than the Special Limited Partner, will be obligated to make capital contributions in proportion to their respective BTC II Partnership interests with respect to each approved investment during the Investment Period subject to any aggregate limits that may be applicable to a partner’s obligation to contribute capital. In addition, both during and after the Investment Period, the General Partner is permitted to make additional capital calls with respect to certain preservation costs, certain limited operating and capital variances and other items. The Amendment increased the amount of the partners’ respective aggregate capital commitments.

•
The failure of a partner to make a required capital contribution will result in the non-defaulting partners having the right, but not the obligation, to: (i) require the partner who made the capital call to revoke or revise the capital call notice and return the capital contributed by the non-defaulting partner pursuant to such capital call; (ii) fund the shortfall which, if funded, will be treated as a preferred equity capital contribution to the BTC II Partnership which accrues a preferred return; or (iii) make a capital contribution to the BTC II Partnership equal to the shortfall which will result in the dilution of the defaulting partner’s interest in the BTC II Partnership. In addition, the defaulting partner may forfeit certain rights under the BTC II Partnership Agreement, which rights will be reinstated if the funding of the shortfall is treated as a loan and the defaulting partner repays the loan in full. If the defaulting partner is an IPT Partner, then during the default period, it will be grounds to remove the General Partner for “cause”, as described below. If the IPT Limited Partner or the BCG Limited Partner fails to make a required capital contribution, and the other funds the required capital contribution, the funding partner may elect, but is not obligated, to fund the non-funding partner’s required capital contribution.

•
Subject to certain exceptions, during the Identification Period, the General Partner is required to present: (i) all potential industrial property development investments until March 31, 2018, and thereafter one out of every three potential industrial property development investments; and (ii) value-add and core industrial property investment opportunities from time to time in accordance with the allocation policy employed by our sponsor. If the BTC II Partnership declines to invest in any such opportunity due to the rejection by the QuadReal Representative of the potential investment, us or its affiliates will be permitted to pursue the opportunity. The General Partner’s obligation to present investment opportunities as described herein will terminate under certain circumstances, including but not limited to the removal of the General Partner or the rejection by the QuadReal Representative of a certain number of presented opportunities, as described above.

•
The General Partner may be removed for “cause” as defined in the BTC II Partnership Agreement, which includes, but is not limited to: (i) the commission by the General Partner of an uncured material breach, a willful bad act, or gross negligence which has a material adverse effect on the BTC II Partnership; (ii) an unpermitted change in control of the Company; or (iii) the bankruptcy of the General Partner. If the QuadReal Limited Partner requests the removal of the General Partner, the removal determination will be made by binding arbitration. If the arbitration results in a determination to remove the General Partner, then the QuadReal Limited Partner will appoint a replacement general partner from a previously approved list of third-party real estate and investment management companies.

•
Each of the IPT Limited Partner, the BCG Limited Partner and the QuadReal Limited Partner will not be permitted to transfer (as defined in the BTC II Partnership Agreement) their respective interests in the BTC II Partnership to a third party until the first date on which (x) 75% of the rentable space of the BTC II Partnership’s last acquired development investment has been leased to tenants under leases for which the lease commencement date has occurred and such tenants have taken occupancy of their premises and have commenced base rent payments, and (y) the weighted average lease term of the leases with respect to such development investment is greater than two years (assuming, in the determination of the weighted average lease term, that any existing tenant termination right is exercised as of the first date such termination would be effective, and no existing tenant option to extend its lease is exercised) (the “Trigger Date”), at which time each of the IPT Limited Partner, the BCG Limited Partner and the QuadReal Limited Partner will be permitted to transfer all (but not less than all) of their respective interests, subject to certain limitations and requirements (including, with respect to a transfer of the IPT Limited Partner’s interest in the BTC II Partnership to a transferee, the requirement that there be a concurrent transfer by the General Partner of its interest in the BTC II Partnership to such transferee, which transfer shall be subject to the limitations set forth in the immediately succeeding sentence). Following the Trigger Date, the General Partner also will be permitted to transfer its interest in the BTC II Partnership to a third-party institutional transferee meeting certain conditions set forth in the BTC II Partnership Agreement, subject to the approval of the QuadReal Limited Partner. Each partner may transfer its respective interest to an affiliate of such partner at any time, subject to certain limitations. With respect to a transfer to a third party, any non-transferring partner will have a right of first offer with respect to the transferring partner’s interest, as well as customary tag-along rights. If an IPT Partner rejects an offer pursuant to its right of first offer, the BCG Limited Partner may elect to accept such offer in lieu of the IPT Partner.

•
At any time after the Trigger Date, the IPT Limited Partner or the QuadReal Limited Partner will have the right to trigger a buy-sell mechanism. For purposes of the buy-sell mechanism, the IPT Partners will be deemed a single partner. Upon delivery of a buy-sell notice, the buy-sell mechanism shall commence by any partner offering to purchase the entire interest of the other partners and the offeree must either sell its interest at the offered price or elect to buy the interest of the offering partner at the offered price. The IPT Partners will have a one-time right to delay any liquidation of the BTC II Partnership and the buy-sell process for up to 90 days (which in certain events may be extended to not more than six months in aggregate) if we are pursuing a transaction by which its common shares would become listed on a national securities exchange.

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

•
Not more than 12 months prior to the expiration of the Term, each of the IPT Limited Partner and the QuadReal Limited Partner will have the right to cause a forced sale of the investment portfolio and other assets of the BTC II Partnership for a proposed price, subject to a right of first offer in favor of the non-initiating partners to acquire the entire interest of the initiating partner for a price determined in accordance with the terms of the BTC II Partnership Agreement (the “ROFO Price”). In the event the non-initiating partners decline to purchase the interest of the initiating partner for the ROFO Price, the initiating partner will have the right to market the portfolio to a third party at a price not less than 98% of the initiating partner’s original proposed price. The initiating partner may thereafter elect to present a forced sale of the portfolio for a price less than 98% of the initiating partner’s original proposed price, subject to a right of first refusal in favor of the non-initiating partners.

•
In the event of (i) a dispute as to “cause” (as described above) or (ii) a deadlock event prior to the Trigger Date, any limited partner may deliver a written arbitration notice to the other partners and initiate a final and binding arbitration procedure as described in the BTC II Partnership Agreement.

Holdings of Common Shares, Class A Operating Partnership Units and Special Units
As of April 10, 2020, the Prior Advisor owned 26,292 Class A shares for which it contributed $200,000. The Prior Advisor may not sell any of these common shares during the period that the Advisor or one of its affiliates serves as the Advisor, but may transfer such shares to its affiliates. We made an initial investment of $2,000 in the Operating Partnership in exchange for 200 Class A partnership units, which represent our ownership interest as the general partner of the Operating Partnership. We contributed the proceeds from our public offerings to the Operating Partnership in exchange for additional Class A partnership units, which represent our ownership interest as a limited partner of the Operating Partnership. The Sponsor invested $1,000 in the Operating Partnership and was issued the Special Units. As described above under “-Sponsor Restructuring Transaction,” prior to the Asset Sale, the Sponsor contributed its 100 Special Units to the Advisor and the Advisor was issued 1,000,100 Class A partnership units and the Preference under the Third A&R Partnership Agreement. The Preference, subject to certain limitations, entitles the Advisor to distributions equal to $10.0 million prior to any other distributions made to holders of Class A partnership units. After the Preference is paid, the Advisor is entitled to receive 35% of all distributions made to holders of Class A partnership units, including distributions made upon the disposition of our interests in the BTC I Partnership, the BTC II Partnership or any other assets. As the holder of the Special Units, the Advisor received $57.9 million of the net sales proceeds received by the Operating Partnership in the Asset Sale. The Special Units entitle the Advisor, at its option, upon the disposition of all or substantially all of our assets, including our interests in the BTC I Partnership and the BTC II Partnership, either to have the Special Units redeemed in accordance with the terms of the Third A&R Partnership Agreement or to receive distributions from net sales proceeds equal to the Preference and, after the Preference is paid, 35% of all distributions made to holders of Class A partnership units. The resale of any shares by our affiliates is subject to the provisions of Rule 144 promulgated under the Securities Act, which rule limits the number of shares that may be sold at any one time and the manner of such resale.
Compensation to the Advisor and its Affiliates
The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

(in thousands)	For the Year Ended December 31, 2019	Receivable (Payable) as of December 31, 2019
Expensed:
Asset management fees (1)	$23,938	$(3)
Asset management fees related to dispositions (2)	982	—
Other expense reimbursements (3)	5,096	—
Total	$30,016	$(3)
Capitalized:
Acquisition fees	$309	$—
Development acquisition fees (4)	2,555	11
Total	$2,864	$11
Additional Paid-In Capital:
Offering costs	$557	$—
Distribution fees - current (5)	8,226	—
Distribution fees - trailing (5)	—	(10,188)
Total	$8,783	$(10,188)

(1)	Includes asset management fees other than asset management fees related to dispositions.

(2)
Asset management fees that relate to our proportionate share of the disposition fee associated with the dispositions of joint venture partnership properties are included in asset management fees on our consolidated statement of operations. Asset management fees that relate to the disposition fee associated with dispositions of wholly-owned properties are netted against the respective gain from dispositions and are included in the related net gain amount on our consolidated statements of operations.

(3)
Other expense reimbursements include certain expenses incurred in connection with the services provided to us under the Advisory Agreement, and is included in general and administrative expenses on our consolidated statements of operations. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of our named executive officers, related to activities for which the Advisor does not otherwise receive a separate fee. A portion of compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by us. We show these as reimbursements to the Advisor to the same extent that we recognize the related share-based compensation on its consolidated statements of operations. We reimbursed the Advisor approximately $4.4 million for the year ended December 31, 2019 related to these compensation expenses. We reimbursed the Advisor approximately $41,000 and $61,000, respectively, for the year ended December 31, 2019, for a portion of the salary, bonus and benefits of the principal financial officer, Thomas G. McGonagle, and the principal executive officer, Dwight L. Merriman III, for services provided to us. The principal executive officer and principal financial officer provide services to and receive additional compensation from affiliates of the Advisor that we do not reimburse. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(4)
Development acquisition fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our consolidated balance sheets. Amounts also include our proportionate share of development acquisition fees relating to the joint venture partnerships, which is included in investment in unconsolidated joint venture partnerships on our consolidated balance sheets.

(5)
The distribution fees accrued daily and were payable monthly in arrears. The monthly amount of distribution fees payable is included in distributions payable on the consolidated balance sheets. Additionally, we accrue for estimated trailing amounts payable based on the shares outstanding as of the balance sheet date, which are included in distribution fees payable to affiliates on the consolidated balance sheets. All or a portion of the distribution fees are reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares.

Policies and Procedures for Review of Related Party Transactions
Pursuant to our declaration of trust, our independent trustees evaluate at least annually whether the compensation that we contract to pay to the Advisor and its affiliates is reasonable in relation to the nature and quality of the services performed. Our declaration of trust also contains the following requirements relating to approval by our board and the independent trustees of transactions between us, on the one hand, and the Advisor or any of its affiliates (each, a “Related Party”), on the other hand:

•
We may purchase or lease an asset from a Related Party if a majority of our board, including a majority of our independent trustees, not otherwise interested in the transaction, finds that the transaction is fair and reasonable to us and at a price no greater than the cost of the asset to the Related Party, unless there is substantial justification for the amount in excess of the cost to the Related Party and such excess is reasonable (as determined by a majority of our board, including a majority of the independent trustees);

•
A Related Party may purchase or lease an asset from us if a majority of our board, including a majority of our independent trustees, not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us;

•
We may not borrow money from a Related Party unless a majority of our board, including a majority of our independent trustees, not otherwise interested in the transaction, approve the transaction as fair, competitive, and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties; and

•
Other transactions with a Related Party generally require a majority of our board, including a majority of our independent trustees, not otherwise interested in the transaction, to approve such transaction as fair and reasonable to us and on terms and conditions no less favorable to us than those available from an unaffiliated third party.

Our independent trustees, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by our board or the Advisor or its affiliates could reasonably be compromised. However, the independent trustees may not take any action which, under Maryland law, must be taken by the entire Board or which is otherwise not within their authority. The independent trustees, as a group, are authorized to retain their own legal and financial advisors. Those conflict of interest matters that cannot be delegated to the independent trustees, as a group, under Maryland law must be acted upon by both our board and the independent trustees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the years ended December 31, 2019 and 2018, we engaged KPMG LLP to provide us with audit services. Services provided included the audit of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Commission, and consultation on financial accounting and reporting matters.
Fees
Total fees billed by KPMG LLP for the services provided during the years ended December 31, 2019 and 2018 were $674,283 and $757,058, respectively, and consisted of the following:

	For the Year Ended December 31,
	2019	2018
Audit fees	$674,283	$757,058
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$674,283	$757,058
The Audit Committee has considered all services provided by KPMG LLP to us and concluded that this involvement is compatible with maintaining the independent registered public accounting firm’s independence.
The Audit Committee is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All fees for services provided by KPMG LLP in 2019 and 2018 were pre-approved by the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits
The following exhibits are filed as part of this Amendment No. 1:

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2020.

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

Signature	Title	Date

*	Chairman of the Board and Trustee	April 29, 2020
Evan H. Zucker

*	Trustee	April 29, 2020
Marshall M. Burton

*	Trustee	April 29, 2020
Charles B. Duke

*	Trustee	April 29, 2020
John S. Hagestad

*	Trustee	April 29, 2020
Stanley A. Moore

/s/ DWIGHT L. MERRIMAN III	Managing Director, Chief Executive Officer and Trustee (Principal Executive Officer)	April 29, 2020
Dwight L. Merriman III

/s/ THOMAS G. MCGONAGLE	Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2020
Thomas G. McGonagle

*	Signed on behalf of the named individuals by Thomas G. McGonagle under power of attorney.