Form 10-Q
period 2020-03-31
INDUSTRIAL PROPERTY TRUST
filed 2020-05-12
CIK 1558441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2020, there were 177,957,285 of the registrant’s common shares of beneficial interest outstanding.

INDUSTRIAL PROPERTY TRUST

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment in unconsolidated joint venture partnerships	$135,436	$132,160
Cash and cash equivalents	50,634	15,757
Other assets	4,400	3,090
Assets held for sale	—	2,642,129
Total assets	$190,470	$2,793,136
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$3,840	$700
Debt, net	—	876,569
Due to affiliates	259	246
Distributions payable	—	23,268
Distribution fees payable to affiliates	—	10,188
Other liabilities	48	—
Liabilities related to assets held for sale	—	771,573
Total liabilities	4,147	1,682,544
Commitments and contingencies (Note 8)
Equity
Shareholders’ equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class A common shares, $0.01 par value per share - 1,500,000 shares and 900,000 shares authorized, respectively, 178,000 shares and 105,957 shares issued and outstanding, respectively	1,780	1,060
Class T common shares, $0.01 par value per share - 0 shares and 600,000 shares authorized, respectively, 0 shares and 72,043 shares issued and outstanding, respectively	—	720
Additional paid-in capital	1,611,693	1,607,894
Accumulated deficit	(1,427,151)	(501,597)
Accumulated other comprehensive income	—	2,514
Total shareholders’ equity	186,322	1,110,591
Noncontrolling interests	1	1
Total equity	186,323	1,110,592
Total liabilities and equity	$190,470	$2,793,136
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenues:
Rental revenues	$—	$—
Total revenues	—	—
Operating expenses:
General and administrative expenses	2,749	2,214
Asset management fees, related party	231	198
Total operating expenses	2,980	2,412
Other (income) expense:
Equity in income of unconsolidated joint venture partnerships	(363)	(381)
Other expense	31	21
Net gain on extinguishment of debt and settlement of interest rate swaps	(886)	—
Total other income	(1,218)	(360)
Loss from continuing operations	(1,762)	(2,052)
Income (loss) from discontinued operations	1,360,432	(414)
Net income (loss)	1,358,670	(2,466)
Net income attributable to noncontrolling interests	—	—
Net income (loss) attributable to common shareholders	$1,358,670	$(2,466)
Weighted-average shares outstanding	178,000	177,076
Net income (loss) per common share - basic and diluted
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	7.64	—
Total	$7.63	$(0.01)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net income (loss) attributable to common shareholders	$1,358,670	$(2,466)
Change from cash flow hedging derivatives	(2,514)	(4,412)
Comprehensive income (loss) attributable to common shareholders	$1,356,156	$(6,878)
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED MARCH 31, 2019
Balance as of December 31, 2018	176,954	$1,770	$1,582,846	$(420,697)	$16,438	$1	$1,180,358
Net loss	—	—	—	(2,466)	—	—	(2,466)
Change from cash flow hedging derivatives	—	—	—	—	(4,412)	—	(4,412)
Issuance of common stock	1,119	10	11,852	—	—	—	11,862
Share-based compensation	—	—	710	—	—	—	710
Upfront offering costs	—	—	(135)	—	—	—	(135)
Trailing distribution fees	—	—	34	2,033	—	—	2,067
Redemptions of common stock	(813)	(8)	(5,694)	—	—	—	(5,702)
Distributions on common stock	—	—	—	(25,222)	—	—	(25,222)
Balance as of March 31, 2019	177,260	$1,772	$1,589,613	$(446,352)	$12,026	$1	$1,157,060
FOR THE THREE MONTHS ENDED MARCH 31, 2020
Balance as of December 31, 2019	178,000	$1,780	$1,607,894	$(501,597)	$2,514	$1	$1,110,592
Net income	—	—	—	1,358,670	—	—	1,358,670
Change from cash flow hedging derivatives	—	—	—	—	(2,514)	—	(2,514)
Share-based compensation	—	—	1,258	—	—	—	1,258
Trailing distribution fees	—	—	2,589	7,599	—	—	10,188
Redemptions of common stock	—	—	(48)	—	—	—	(48)
Distributions on common stock	—	—	—	(2,233,880)	—	—	(2,233,880)
Distribution to special unit holders	—	—	—	(57,943)	—	—	(57,943)
Balance as of March 31, 2020	178,000	$1,780	$1,611,693	$(1,427,151)	$—	$1	$186,323
See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Operating activities:
Net income (loss)	$1,358,670	$(2,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	—	26,768
Equity in income of unconsolidated joint venture partnerships	(363)	(381)
Straight-line rent and amortization of above- and below-market leases	—	(1,587)
Net gain on disposition of real estate properties	(1,360,285)	—
Gain on extinguishment of debt and settlement of interest rate swaps, net	(886)	—
Other	1,286	1,416
Changes in operating assets and liabilities:
Tenant receivables and other assets	2,786	(2,795)
Accounts payable, accrued expenses and other liabilities	2,336	(2,419)
Due from / to affiliates, net	15	731
Net cash provided by operating activities	3,559	19,267
Investing activities:
Net proceeds from the disposition of real estate properties	3,227,511	—
Capital expenditures and development activities	—	(6,113)
Investment in unconsolidated joint venture partnerships	(2,944)	(2,533)
Net cash provided by (used in) investing activities	3,224,567	(8,646)
Financing activities:
Proceeds from line of credit	78,000	25,000
Repayments of line of credit	(456,000)	(14,000)
Repayments of mortgage notes	(158)	(475)
Repayments of term loan	(500,000)	—
Offering costs paid related to issuance of common stock	—	(161)
Distributions paid to common shareholders	(2,249,549)	(11,433)
Distribution paid to holder of special partnership units	(57,943)	—
Distribution fees paid	(7,599)	(1,989)
Redemptions of common stock	—	(7,986)
Net cash used in financing activities	(3,193,249)	(11,044)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,877	(423)
Cash, cash equivalents and restricted cash, at beginning of period	15,757	5,763
Cash, cash equivalents and restricted cash, at end of period	$50,634	$5,340

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL PROPERTY TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Unless the context otherwise requires, the “Company” refers to Industrial Property Trust and its consolidated subsidiaries. As described in the Company’s 2019 Form 10-K (defined below), the Company converted from a Maryland corporation to a Maryland real estate investment trust (“REIT”) on February 3, 2020. Accordingly, unless the context otherwise requires, references throughout this report to the Company’s “board” refer to the Company’s board of directors for the period prior to the conversion and to the Company’s board of trustees for the period thereafter. In addition, investors in a Maryland REIT are referred to as “shareholders,” whereas investors in a Maryland corporation are referred to as stockholders. For the sake of efficiency and clarity, throughout this report, the Company's investors are referred to as “shareholders” rather than “stockholders,” including for periods prior to the Company's conversion to a Maryland REIT.
The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020 (“2019 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”), which updates various codification topics related to financial instruments by clarifying or improving the disclosure requirements to align with the SEC’s regulations. The Company adopted this standard immediately upon its issuance. The adoption did not have a material effect on the Company’s consolidated financial statements.
2. ASSET SALE
On January 8, 2020, the Company completed the previously announced sale of substantially all of the Company’s assets to affiliates of Prologis, L.P., a Delaware limited partnership (“Parent” or “Prologis”), in exchange for total aggregate consideration of approximately $4.0 billion (including approximately $744.9 million of mortgage notes and related accrued interest and prepayment penalties paid off by the Parent) (the “Merger Consideration”), pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of August 20, 2019 (the “Merger Agreement”), by and among the Company, Parent and Rockies Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent, the (“Asset Sale”).
Pursuant to the terms of the Merger Agreement, the sale of all of the Company’s property-owning assets, other than the entities that hold the Company’s limited partnership and general partnership interests in the Company’s two unconsolidated joint venture partnerships—Build-To-Core Industrial Partnership I LP (the “BTC I Partnership”) and Build-To-Core Industrial Partnership II LP (the “BTC II Partnership” and, together with the BTC I Partnership, the “BTC Partnerships”)—to Parent was effected through: (i) two mergers (each, a “Merger” and collectively the “Mergers”) of newly formed Delaware limited liability companies that were wholly owned subsidiaries of affiliates of Parent (the “Merger Subs”) with and into newly formed, wholly owned subsidiaries of IPT Real Estate Holdco LLC, a Delaware limited liability company and indirect subsidiary of the Company (“IPT Holdco”) (and such wholly owned subsidiaries, the “New Holdcos”), with each applicable New Holdco surviving each Merger as a wholly owned subsidiary of an affiliate of Parent upon the terms and subject to the conditions set forth in the Merger Agreement; and (ii) the sale (each, an “Asset Transfer” and together with the Mergers, the “Asset Sale”) by IPT Holdco of nine limited liability companies that were wholly owned subsidiaries of IPT Holdco to affiliates of Parent. As a result of the Asset Sale, the Company’s remaining assets primarily consist of its interests in the BTC Partnerships.
In connection with the closing of the Asset Sale (the “Closing”), in accordance with the terms of the Merger Agreement, Parent paid IPT Holdco the Merger Consideration, and IPT Holdco distributed the Merger Consideration to Industrial Property Operating Partnership LP (the “Operating Partnership”).  The Operating Partnership used $957.3 million of the Merger Consideration to repay all of its debt and related accrued interest under the outstanding credit facilities, and $33.4 million of the

Merger Consideration to pay costs and transaction expenses incurred in connection with the Asset Sale. The Operating Partnership then distributed $57.9 million of the Merger Consideration to IPT Advisor LLC (the “Advisor”), the Company’s advisor and the sole holder of special partnership units in the Operating Partnership (the “Special Units Distribution”) and the remaining $2.26 billion of the Merger Consideration to the Company, as the sole holder of Class A partnership units in the Operating Partnership, in accordance with the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, as amended. The Company paid $24.8 million of the portion of the Merger Consideration it received to the Company’s external advisor as an asset management fee in accordance with the advisory agreement between the Company and its external advisor, distributed $2.23 billion of the Merger Consideration it received pro rata to the Company’s shareholders within five business days of the Closing, with each holder of common stock entitled to receive a special distribution in an amount equal to $12.54 per share of common stock, without interest and less applicable withholdings and taxes (the “Special Distribution”). Consistent with distributions historically made by the Company, the cash distribution actually paid to holders of shares of Class T common stock was net of up to the aggregate amount of the distribution fees that would have been reallowed by the dealer manager to broker dealers if the Class T shares had remained outstanding, which remaining distribution fees were paid by the Company at a discounted rate following the Closing. The amount of remaining distribution fees deducted from the Special Distribution payable to each Class T share was generally up to $0.17 per share, depending on how long a shareholder had held its Class T shares. Following payment of such remaining distribution fees, each share of Class T common stock was converted to a share of Class A common stock on a one-for-one basis. Shareholders of the Company continue to hold the same number of common shares in the Company following the Closing as they held prior to the Closing.
All of the properties that were part of the Asset Sale were classified as held for sale as of December 31, 2019. Total disposition fees paid to the Advisor in relation to the disposition of these properties were $24.8 million, and the Company recorded a total net gain of approximately $1.4 billion related to the disposal. The gain is included in discontinued operations on the condensed consolidated statement of operations for the three months ended March 31, 2020. The Company also recorded a receivable from Prologis and a corresponding liability for approximately $3.2 million related to the state and local taxes resulting directly from the Asset Sale. These amounts are included in other assets and accounts payable and accrued expenses on the condensed consolidated balance sheets as of March 31, 2020.
3. DISCONTINUED OPERATIONS
The Company classifies the results of operations and the respective aggregate net gain (loss) as discontinued operations when the disposal of a property or a group of properties represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Discontinued operations are reflected on the condensed consolidated statements of operations when such property or group of properties have been disposed of or meet the criteria to be classified as held for sale. Discontinued operations for the periods presented below include the results of operations for the properties disposed of on January 8, 2020 as part of the Asset Sale (as described above) that were classified as held for sale as of December 31, 2019.
The following table summarizes the amounts included in discontinued operations in the condensed consolidated statements of operations:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Rental revenues	$4,619	$62,509
Rental expenses	(1,470)	(17,063)
Real estate-related depreciation and amortization	—	(26,747)
Asset management fees, related party	(1,939)	(5,821)
Interest expense	(1,063)	(13,292)
Income (loss) from discontinued operations	$147	$(414)
Net gain on disposition of real estate properties	1,360,285	—
Income (loss) from discontinued operations	$1,360,432	$(414)

The following table summarizes the significant items related to discontinued operations in the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Real estate-related depreciation and amortization	$—	$26,747
Straight-line rent and amortization of above- and below-market leases	—	(1,587)
Capital expenditures and development activities	—	(6,113)
The following table summarizes the major components of assets and liabilities held for sale in the condensed consolidated balance sheets:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Land	$—	$784,469
Building and improvements	—	1,976,044
Intangible lease assets	—	192,957
Construction in progress	—	24,308
Accumulated depreciation and amortization	—	(381,271)
Net investment in real estate properties	—	2,596,507
Straight-line and tenant receivables, net	—	32,350
Other assets	—	13,272
Assets held for sale	$—	$2,642,129
Accounts payable and accrued expenses	$—	$16,655
Mortgage notes, net	—	716,470
Other liabilities	—	38,448
Liabilities related to assets held for sale	$—	771,573
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS
The Company has entered into joint venture partnerships with third-party investors for purposes of investing in industrial properties located in certain major U.S. distribution markets. The Company reports its investments in the BTC I Partnership and the BTC II Partnership under the equity method on its consolidated balance sheets due to the fact that the Company maintains significant influence in each partnership. The following table summarizes the Company’s investments in the unconsolidated joint venture partnerships:

	As of				Investment in Unconsolidated Joint Venture Partnerships as of
	March 31, 2020		December 31, 2019
($ in thousands)	Ownership Percentage	Number of Buildings (1)	Ownership Percentage	Number of Buildings (1)	March 31, 2020	December 31, 2019
BTC I Partnership	20.0%	39	20.0%	39	$103,339	$102,965
BTC II Partnership	8.0%	22	8.0%	21	32,097	29,195
Total joint venture partnerships		61		60	$135,436	$132,160

(1)	Represents acquired or completed buildings.

The following is a summary of certain operating data of the BTC I Partnership:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Operating data:
Total revenues	$17,696	$12,558
Total operating expenses	12,199	9,275
Total other expenses	(3,484)	(992)
Net income	2,013	2,291
5. SHAREHOLDERS’ EQUITY
Common Equity
The following table summarizes the changes in the shares outstanding for each class of common equity for the periods presented below:

(in thousands)	Class A Shares	Class T Shares	Total Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2019
Balance as of December 31, 2018	105,674	71,280	176,954
Issuance of common shares:
DRIP	579	383	962
Stock grants	158	—	158
Redemptions	(682)	(131)	(813)
Forfeitures	(1)	—	(1)
Balance as of March 31, 2019	105,728	71,532	177,260
FOR THE THREE MONTHS ENDED MARCH 31, 2020
Balance as of December 31, 2019	105,957	72,043	178,000
Converted shares (1)	72,043	(72,043)	—
Balance as of March 31, 2020	178,000	—	178,000

(1)
Following payment of the remaining distribution fees in relation to the Asset Sale, each Class T share was converted to a Class A share on a one-for-one basis. In connection with the Company’s conversion to a Maryland REIT in February 2020, all Class A shares of common stock were converted to Class A common shares of beneficial interest on a one-for-one basis. Shareholders of the Company continue to hold the same number of common shares in the Company following the Closing as they held prior to the Closing.

Distributions
For the first quarter of 2020, the Company’s board authorized daily distributions to all shareholders of record as of the close of business on each day of the first quarter of 2020 up until the day immediately preceding the closing of the Asset Sale at a quarterly rate of $0.1425 per Class A share and $0.1425 per Class T share for total gross distributions of $2.0 million (the “Ordinary Distribution”). In connection with the Asset Sale, the Company also distributed $2.23 billion of the Merger Consideration it received pro rata to the Company’s shareholders, with each holder entitled to receive a Special Distribution in an amount equal to $12.54 per share. In addition, the Operating Partnership distributed the Special Units Distribution equal to $57.9 million of the Merger Consideration to the Advisor, as the sole holder of special partnership units in the Operating Partnership. See “Note 2” for further discussion on the Asset Sale.
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2020
March 31	Various (4)	$2,284,224	$—	$7,599	$2,291,823
Total		$2,284,224	$—	$7,599	$2,291,823
2019
December 31	$0.1425	$23,268	$—	$2,071	$25,339
September 30	0.1425	23,266	—	2,070	25,336
June 30	0.1425	11,641	11,601	2,052	25,294
March 31	0.1425	11,490	11,699	2,033	25,222
Total		$69,665	$23,300	$8,226	$101,191

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board per Class A share and per Class T share. The quarterly distribution on Class T shares was reduced by the distribution fees that were payable with respect to such Class T shares.

(2)
Prior to the closing of the Asset Sale, distribution fees were paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares issued in the primary portion of the public offering only. Following the closing of the Asset Sale, the Company paid to the Dealer Manager, at a discounted rate, certain of the distribution fees that would have been paid to the Dealer Manager and reallowed by the Dealer Manager to broker dealers if the Class T shares had remained outstanding. Each Class T share was then converted to a Class A share on a one-for-one basis.

(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares.

(4)
Includes the $2.0 million Ordinary Distribution, the $2.23 billion Special Distribution, and the $57.9 million Special Units Distribution distributed to the Advisor, as the sole holder of special partnership units in the Operating Partnership. See above and “Note 2” for further description.

Redemptions
In connection with the Company’s original announcement of the Merger Agreement described in “Note 2,” the Company suspended its share redemption program, effective as of the third quarter of 2019. Following the closing of the Asset Sale, the Company reinstated the share redemption program solely with respect to redemptions requested in connection with the death of a shareholder, subject to an aggregate cap for all shareholders of $1.0 million.
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Number of eligible shares redeemed	39	582
Aggregate dollar amount of shares redeemed	$48	$5,702
Average redemption price per share	$1.25	$9.80

6. RELATED PARTY TRANSACTIONS
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended March 31,		Receivable (Payable) as of
			March 31, 2020	December 31, 2019
(in thousands)	2020	2019
Expensed:
Asset management fees (1)	$2,170	$6,019	$(76)	$(3)
Asset management fees related to dispositions (2)	24,750	—	—	—
Other expense reimbursements (3)	1,998	1,529	(155)	—
Total	$28,918	$7,548	$(231)	$(3)
Capitalized:
Development acquisition fees (4)	$—	$661	$—	$11
Total	$—	$661	$—	$11
Additional Paid-In Capital:
Offering costs	$—	$135	$—	$—
Distribution fees—current (5)	7,599	2,033	—	—
Distribution fees—trailing (5)	—	—	—	(10,188)
Special units distribution (6)	57,943	—	—	—
Total	$65,542	$2,168	$—	$(10,188)

(1)	Includes asset management fees other than asset management fees related to dispositions.

(2)
The asset management fee that relates to the disposition fee associated with the Asset Sale is netted against the respective gain in discontinued operations on the condensed consolidated statements of operations.

(3)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the amended and restated advisory agreement, dated June 12, 2019, by and among the Company, the Operating Partnership, and the Advisor, and are included in general and administrative expenses on the Company’s condensed consolidated statements of operations. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to activities for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its condensed consolidated statements of operations. In connection with the Asset Sale, the board approved the full vesting of all non-vested share-based compensation amounts. The Company reimbursed the Advisor approximately $1.8 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively, related to these compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(4)
Development acquisition fees were included in the total development project costs of the respective properties and were capitalized in construction in progress, which was included in net investment in real estate properties on the Company’s condensed consolidated balance sheets. Amounts also include the Company’s proportionate share of development acquisition fees relating to the joint venture partnerships, which is included in investment in unconsolidated joint venture partnerships on the Company’s condensed consolidated balance sheets.

(5)
The distribution fees accrued daily and were payable monthly in arrears. The monthly amount of distribution fees payable were included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrued for estimated trailing amounts payable based on the shares outstanding as of the balance sheet date, which were included in distribution fees payable to affiliates on the condensed consolidated balance sheets. All or a portion of the distribution fees were reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares. Following the closing of the Asset Sale, the Company paid to the Dealer Manager, at a discounted rate, certain of the distribution fees that would have been paid to the Dealer Manager and reallowed by the Dealer Manager to broker dealers if the Class T shares had remained outstanding.

(6)
As described in “Note 2”, in connection with the Asset Sale, the Operating Partnership distributed $57.9 million of the Merger Consideration to the Advisor, as the sole holder of special partnership units in the Operating Partnership.

Joint Venture Partnerships
For the three months ended March 31, 2020, the joint venture partnerships (as described in “Note 4”) incurred in aggregate approximately $3.4 million in acquisition and asset management fees, which were paid to the Advisor and its wholly-owned subsidiary pursuant to the respective service agreements, as compared to $2.0 million for the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, the Company had amounts due to the joint venture partnerships in aggregate of approximately $650 and $10,150, respectively, which were recorded in due to affiliates on the condensed consolidated balance sheets.
Reorganization in connection with the Asset Sale
On February 3, 2020, the Company entered into the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Third A&R Partnership Agreement”), between the Company, in the Company’s capacity as general partner and limited partner of the Operating Partnership, and the Advisor, in its capacity as special limited partner of the Operating Partnership. The Third A&R Partnership Agreement amended and restated the Operating Partnership’s limited partnership agreement to provide for the issuance of a preferred equity capital interest to the Advisor in connection with certain restructuring transactions entered into between the Company and Industrial Property Advisors Group LLC (the “Sponsor”) and to revise the priority of distributions by the Operating Partnership to reflect the terms of such preferred equity capital interest, as described in additional detail below, as well as to reflect certain changes to the tax law. The Third A&R Partnership Agreement also incorporates previously adopted amendments to the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement pursuant to (i) that certain Side Agreement Concerning Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of August 20, 2019, by and between the Company and the Sponsor, as described in a Current Report on Form 8-K filed with the SEC on August 23, 2019, and (ii) that certain Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of October 7, 2019, by and among the Company, the Operating Partnership and the Sponsor, as described in a Current Report on Form 8-K filed with the SEC on October 8, 2019, in each case, other than those changes that are no longer applicable as a result of the closing of the Asset Sale.
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

7. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Distributions payable	$—	$23,889
Distribution fees payable to affiliates	—	16,426
Distributions reinvested in common stock	—	11,863
Mortgage notes assumed in the Asset Sale	719,177	—
Restricted Cash
Restricted cash consists of cash held in escrow in connection with certain financing requirements and tenant improvements. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown on the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Beginning of period:
Cash and cash equivalents	$15,757	$5,698
Restricted cash	—	65
Cash, cash equivalents and restricted cash	$15,757	$5,763
End of period:
Cash and cash equivalents	$50,634	$5,340
Restricted cash	—	—
Cash, cash equivalents and restricted cash	$50,634	$5,340

8. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.
Environmental Matters
A majority of the properties the BTC Partnerships acquire and develop are subject to environmental reviews either by the Company, as general partner of the BTC Partnerships, or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels the BTC Partnerships may acquire in connection with the development of land. The BTC Partnerships have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company, on behalf of the BTC Partnerships, may purchase various environmental insurance policies to mitigate exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its and the BTC Partnerships’ business, financial condition, or results of operations as of March 31, 2020.
9. SUBSEQUENT EVENTS
COVID-19
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers and business partners. While the Company and the BTC Partnerships did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. In addition, at this time, the Company cannot predict the ultimate impact to the process or timing of completing liquidation of its remaining assets and making final distributions to shareholders. It is possible that the Company will delay liquidation to a date later than it originally expected in an effort to realize the maximum value for its remaining assets.
In April and May 2020, the BTC Partnerships received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company is evaluating each customer rent relief request on an individual basis, considering a number of factors. Where appropriate, the Company has restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. Not all customer requests will ultimately result in modification of lease agreements, nor is the Company forgoing its contractual rights under its lease agreements. The Company can provide no assurances that we will be able to recover unpaid rent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the terms “we,” “our,” or “us” refer to Industrial Property Trust and its consolidated subsidiaries. The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including those related to the COVID-19 pandemic;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	The failure of the BTC Partnerships to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;

•	Risks associated with the BTC Partnerships using debt to fund their business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to U.S. GAAP; and

•	Our ability to continue to qualify as a REIT.
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

OVERVIEW
General
Industrial Property Trust was initially formed as a Maryland corporation on August 28, 2012 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that would be leased to creditworthy corporate customers. In February 2020, following the consummation of the Asset Sale, Industrial Property Trust converted, as a legal entity, from a Maryland corporation to a Maryland REIT, within the meaning of Title 8 of the Corporations and Associations Article of the Annotated Code of Maryland (the “Maryland REIT Law”). We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2013, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through the Operating Partnership.
On July 24, 2013, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, including up to $1.5 billion in shares of common stock in our primary offering and $500.0 million in shares offered under our distribution reinvestment plan. On June 30, 2017, we terminated the primary portion of our initial public offering. In connection with our initial announcement of the transaction contemplated by the Merger Agreement, we suspended our share redemption program and the offering of shares pursuant to our distribution reinvestment plan, effective beginning with the third quarter of 2019. We raised gross proceeds of approximately $1.9 billion from the sale of 184.0 million common shares in our public offering, including shares issued under our distribution reinvestment plan.
On July 15, 2019, we announced that we had entered into the Merger Agreement pursuant to which we or our wholly-owned subsidiaries would be acquired by an affiliate or affiliates of Prologis in an all cash transaction valued at approximately $4.0 billion. On August 22, 2019, we announced that we had elected to structure the transaction as a sale of substantially all of our assets. The Asset Sale excluded our minority interests in the BTC Partnerships, which include the BTC I Partnership and the BTC II Partnership.
On January 8, 2020, we completed the Asset Sale to Prologis. Immediately following the completion of the Asset Sale, each shareholder received the Special Distribution from us in cash equal to such shareholder’s pro rata share of the net total consideration for the Asset Sale, which was equal to $12.54 per share, without interest and less applicable withholdings and taxes. Consistent with distributions historically made by the Company, the cash distribution actually paid to holders of shares of our Class T common stock were net of up to the aggregate amount of the distribution fees that would have been reallowed by the Dealer Manager for our public offering, to the broker dealers who sold the shares, if the Class T shares had remained outstanding. These remaining distribution fees were paid by the Company at a discounted rate following the closing of the Asset Sale. The amount of remaining distribution fees deducted from the Special Distribution paid with respect to each Class T share was generally up to $0.17 per share, depending on how long a shareholder had held its Class T shares. Following our payment of such remaining distribution fees, each Class T share was converted to a Class A share on a one-for-one basis. In connection with our conversion to a Maryland REIT in February 2020, all shares of our Class A common stock were converted to Class A common shares of beneficial interest on a one-for-one basis. Following the completion of the Asset Sale and our subsequent conversion to a Maryland REIT, our shareholders continued to hold the same number of common shares as they held prior to the closing. We also adopted a plan of liquidation for tax purposes (the “Plan of Liquidation”). Under such Plan of Liquidation, we are required to complete our liquidation by January 6, 2022, which is within 24 months following the adoption of the Plan of Liquidation. If, at the end of the 24-month period, we have not sold all of our assets and distributed all of the proceeds to our shareholders, we intend to complete our tax liquidation by electing to be treated as a partnership for U.S. federal income tax purposes. At this time, it is too early to determine the impact the economic crisis caused by the COVID-19 pandemic will have on the timing of our ultimate liquidation. It is possible that we will delay our liquidation beyond the date that we originally expected in an effort to realize the maximum value for our remaining assets.
We have continued to operate our business following the Asset Sale, with our remaining assets consisting primarily of our minority ownership interests in the BTC Partnerships. The estimated NAV of our common shares following the closing of the Asset Sale on January 8, 2020, was $1.25 per share. In the future, the estimated NAV of our common shares will likely differ, perhaps materially, from this estimate based on, among other things, updated valuations of the BTC Partnerships, and differences among liquidation scenarios and related transaction expenses. When the estimated NAV per share as of January 8, 2020 of $1.25 is added to the Special Distribution of $12.54 per share (before deduction of distribution fees with respect to shares of Class T common stock) that has already been paid to our shareholders, this results in an aggregate potential distribution upon the liquidation of our interests in the BTC Partnerships of approximately $13.79 per common share. However, there can be no assurance regarding the amount of additional cash that ultimately will be distributed to our shareholders in connection with the ultimate liquidation of our interests in the BTC Partnerships.
Additionally, following the closing of the Asset Sale, we terminated the distribution reinvestment plan and reinstated the share redemption program on a limited basis. Specifically, the share redemption program, which was partially reinstated on

January 8, 2020, provides that it is available solely in connection with the death of a shareholder and the aggregate dollar amount of redemptions under the program is capped at $1.0 million. Shares redeemed under the share redemption program will be redeemed at a price equal to the estimated NAV per share most recently announced by us in a public filing with the SEC as of the date of redemption.
As of March 31, 2020, we owned and managed through our 20.0% minority ownership interest in the BTC I Partnership, and our 8.0% minority ownership interest in the BTC II Partnership, a total real estate portfolio that included 61 industrial buildings totaling approximately 15.9 million square feet located in 16 markets throughout the U.S., with 92 customers, and was 78.2% leased with a weighted-average remaining lease term (based on square feet) of approximately 5.0 years. As of March 31, 2020:

•
the BTC I partnership owned a real estate portfolio that consisted of 39 acquired or completed buildings totaling approximately 11.1 million square feet that were approximately 89.4% leased; five buildings under construction totaling 1.0 million square feet; two buildings in the pre-construction phase for an additional 0.4 million square feet; and one land parcel.

•
the BTC II Partnership owned a real estate portfolio that consisted of 22 acquired or completed buildings totaling approximately 4.8 million square feet that were approximately 52.8% leased; seven buildings under construction totaling 2.2 million square feet; and seven buildings in the pre-construction phase for an additional 2.4 million square feet.

Impacts of COVID-19
The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. However, we believe we are well-positioned to navigate this unprecedented period. Our balance sheet consists primarily of our minority interests in the BTC Partnerships. As of March 31, 2020, we owned and managed through our minority interests in the BTC Partnerships a portfolio of 61 acquired or completed assets totaling 15.9 million square feet. The BTC Partnerships’ buildings contain a diverse roster of 92 customers, large and small, spanning a multitude of industries and sectors across 16 markets, with a strategic overweighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time.
Our tenured and experienced asset management teams are working directly with our customers to manage through these turbulent times. Within the BTC Partnerships’ existing portfolio, the significant majority of customers continue to pay their rent in full and on time. However, many of the customers’ businesses have been disrupted and some of the more impacted customers are experiencing lost revenue. The BTC Partnerships collected approximately 96% of scheduled April rent (based on gross rent) across the portfolio, compared to average annual collections of over 98% prior to the pandemic. Our teams are working with these customers to ensure they take advantage of any available insurance and government stimulus programs, which may help them pay rent whether in full or in part. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. We can provide no assurances that we will be able to continue to collect rent at comparable levels. Furthermore, we can provide no assurances that we will be able to recover unpaid rent. With approximately $50.6 million of cash on our balance sheet at March 31, 2020, we believe that we are well positioned to continue day-to-day operations, to finance equity capital calls by the BTC Partnerships, and to generally withstand the negative economic conditions over the near term.
The market disruption has slowed the BTC Partnerships’ pace of deployment for acquisitions and construction activities, and going forward, the market disruption may slow our ability to lease and stabilize our value-add and development buildings. Slower deployment of capital or slower stabilization of our buildings could reduce cash flow generated and could delay or reduce any liquidating distributions to our shareholders. However, we believe our strong balance sheet and our experience as an operator and developer will allow us to realize value for these assets at an optimal time and manner.
RESULTS OF OPERATIONS
Summary of 2020 Activities
During the three months ended March 31, 2020, we completed the following activities:

•	On January 8, 2020, we completed the Asset Sale to Prologis in an all cash transaction valued at approximately $4.0 billion, subject to certain transaction costs, for a net gain of $1.4 billion.

•
We distributed $2.23 billion of the Merger Consideration we received for the Asset Sale pro rata to our shareholders within five business days of the Closing, with each holder of common stock entitled to receive a special distribution in an amount equal to $12.54 per share.

•	In conjunction with the Asset Sale, we paid off 100% of our debt held outside of the BTC Partnerships.

•
We, through our 8.0% ownership in the BTC II Partnership, completed the development of one industrial building comprising 0.1 million square feet with a purchase price of approximately $11.0 million, including costs to complete the development project.

Results for the Three Months Ended March 31, 2020 Compared to the Same Period in 2019
The following tables summarize our results of operations for the three months ended March 31, 2020 as compared to the same period in 2019. There are no same store results due to the fact that all of our wholly-owned properties were sold in connection with the Asset Sale on January 8, 2020, and as such, the results of operations related to the wholly-owned properties were classified as discontinued operations. See the table below under “Income (Loss) from Discontinued Operations” and “Note 3 to the Condensed Consolidated Financial Statements” for details concerning our assets classified as discontinued operations. In light of the completion of the Asset Sale on January 8, 2020, our results of operations for the three months ended March 31, 2020 are not comparable to our results of operations for the three months ended Mach 31, 2019. As a result, we do not believe that our performance for the three months ended March 31, 2020 should be assessed against our performance during the same period from 2019.

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019	$ Change	% Change
Rental revenues:
Rental revenues	$—	$—	$—	—%
Total rental revenues	—	—	—	—
Operating expenses:
General and administrative expenses	2,749	2,214	535	24.2
Asset management fees, related party	231	198	33	16.7
Total operating expenses	2,980	2,412	568	23.5
Other (income) expenses:
Equity in income of unconsolidated joint venture partnerships	(363)	(381)	18	4.7
Other expense	31	21	10	47.6
Net gain on extinguishment of debt and settlement of interest rate swaps	(886)	—	(886)	—
Total other income	(1,218)	(360)	(858)	NM
Loss from continuing operations	(1,762)	(2,052)	290	14.1
Income (loss) from discontinued operations	1,360,432	(414)	1,360,846	NM
Net income (loss)	1,358,670	(2,466)	1,361,136	NM
Net (income) loss attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common shareholders	$1,358,670	$(2,466)	$1,361,136	NM
Weighted-average shares outstanding	178,000	177,076	924
Net income (loss) per common share - basic and diluted	$7.63	$(0.01)	$7.64

NM = Not meaningful
Operating Expenses. Operating expenses increased by $0.6 million, or 23.5%, for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to the full vesting of all non-vested share-based compensation amounts in connection with the Asset Sale, which expense is included in general and administrative expense on the condensed consolidated balance sheets.
Other Income. Other income increased by 0.9 million for the three months ended March 31, 2020, as compared to the same period in 2019, due to the net gain on extinguishment of debt and settlement of interest rate swaps, which resulted from the retirement of all of our debt held outside of the BTC Partnerships in connection with the Asset Sale.

Income (Loss) from Discontinued Operations. Income from discontinued operations was comprised of the following:

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Rental revenues	$4,619	$62,509	$(57,890)	(92.6)%
Rental expenses	(1,470)	(17,063)	15,593	(91.4)
Real estate-related depreciation and amortization	—	(26,747)	26,747	(100.0)
Asset management fees, related party	(1,939)	(5,821)	3,882	(66.7)
Interest expense	(1,063)	(13,292)	12,229	(92.0)
Income (loss) from discontinued operations	147	(414)	561	NM
Net gain on disposition of real estate properties	1,360,285	—	1,360,285	100.0
Income (loss) from discontinued operations	$1,360,432	$(414)	$1,360,846	NM

NM = Not meaningful
Income from discontinued operations increased by $1.4 billion from a loss from discontinued operations of $0.4 million for the three months ended March 31, 2019 to income from discontinued operations of $1.4 billion for the three months ended March 31, 2020, due to a net gain on disposition of real estate properties of $1.4 billion, as well as a decrease in rental revenues, real estate-related depreciation and amortization, rental expenses, and interest expense, which are all a result of the sale of all our wholly-owned properties in the Asset Sale on January 8, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include, and will continue to include, capital maintained from the Asset Sale and, with respect to our minority interests in the BTC Partnerships, cash flows generated and distributed from operating activities and funds provided by debt financings and refinancings of the BTC Partnerships. Our principal uses of funds are, and will continue to be, capital expenditures and other contributions to the BTC Partnerships, operating expenses, and future liquidating distributions to our shareholders. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity and capital requirements.
The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic may slow the BTC Partnerships’ pace of deployment for acquisitions and construction activities. The market disruption may slow our ability to lease and stabilize the BTC Partnership’s value-add and development buildings. Slower deployment of capital or slower stabilization of the BTC Partnership’s buildings could reduce cash flow generated and could delay or reduce any liquidating distributions to our shareholders. However, we believe our strong balance sheet and our experience as an operator and developer will allow us to realize value for these assets at an optimal time and manner. With approximately $50.6 million of cash on our balance sheet at March 31, 2020, we believe that we are well positioned to continue day-to-day operations, to finance equity capital calls by the BTC Partnerships, and to generally withstand the negative economic conditions over the near term.
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Total cash provided by (used in):
Operating activities	$3,559	$19,267
Investing activities	3,224,567	(8,646)
Financing activities	(3,193,249)	(11,044)
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,877	$(423)
Cash provided by operating activities during the three months ended March 31, 2020 decreased by approximately $15.7 million as compared to the same period in 2019, primarily due to the sale of all our wholly-owned properties in the Asset Sale. Cash used in investing activities during the three months ended March 31, 2019 of $8.6 million increased by approximately $3.23 billion to cash provided by investing activities of $3.22 billion, primarily due to proceeds received from the disposition of real estate properties of $3.23 billion during the three months ended March 31, 2020 related to the Asset Sale. Cash used in financing activities for the three months ended March 31, 2020 increased by approximately $3.18 billion as compared to the same period in 2019 primarily due to an increase of $2.30 billion in distributions paid as a result of the Asset Sale as well as a decrease in our net borrowing activity of $888.7 million resulting from the repayment of all our debt in relation to the Asset Sale.
Capital Resources and Uses of Liquidity
All of our debt held outside of the BTC Partnerships was repaid in connection with the closing of the Asset Sale in January 2020. In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Distributions. For the three months ended March 31, 2020, 100% of the Ordinary Distribution of $2.0 million was funded from cash flows from operating activities, as determined on a GAAP basis, and 100% of the Special Distribution of $2.23 billion and the Special Units Distribution of $57.9 million was funded from proceeds from investing activities, which consisted of net proceeds from the disposition of real estate properties in connection with the Asset Sale. Our board authorized daily ordinary distributions to all shareholders of record as of the close of business on each day of the first quarter of 2020 up until January 7, 2020 (the day immediately preceding the closing of the Asset Sale) at a quarterly rate of $0.1425 per Class A share and $0.1425 per Class T share (which were converted to Class A shares on a one-to-one basis following the Asset Sale) less the annual distribution fees that are payable monthly with respect to such Class T shares (calculated on a daily basis, resulting in the $2.0 million Ordinary Distribution described above). As noted previously, in connection with our conversion to a Maryland REIT, all shares of our common stock were converted to Class A shares of beneficial interest on a one-for-one basis. We do not expect to pay any additional quarterly distributions while we execute the Plan of Liquidation, but expect to pay one or more liquidating distributions in connection with our ultimate liquidation. There can be no assurances as to the timing or amounts of any liquidating distributions.
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	Sources of Distributions
($ in thousands)	Provided by Operating Activities		Proceeds from Investing Activities (1)		Proceeds from Financing Activities (2)		Proceeds from DRIP (3)		Gross Distributions (4)
2020
March 31 (5)	$1,951	0.1%	$2,289,872	99.9%	$—	—%	$—	—%	$2,291,823
Total	$1,951	0.1%	$2,289,872	99.9%	$—	—%	$—	—%	$2,291,823
2019
December 31	$11,961	47.2%	$—	—%	$13,378	52.8%	$—	—%	$25,339
September 30	25,336	100.0	—	—	—	—	—	—	25,336
June 30	13,693	54.1	—	—	—	—	11,601	45.9	25,294
March 31	13,523	53.6	—	—	—	—	11,699	46.4	25,222
Total	$64,513	63.8%	$—	—%	$13,378	13.2%	$23,300	23.0%	$101,191

(1)	Distributions provided by investing activities were funded from net proceeds from the disposition of real estate properties in connection with the Asset Sale.

(2)	For the periods presented, all distributions provided by financing activities were funded from debt financings.

(3)
Historically, shareholders may have elected to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan. However, in connection with our original announcement of the Merger Agreement described above, we suspended our distribution reinvestment plan beginning with the third quarter of 2019. Following the closing of the Asset Sale on January 8, 2020, we terminated the distribution reinvestment plan.

(4)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares issued in the primary portion of our public offering.

(5)
Distribution includes: (i) the $2.0 million Ordinary Distribution; (ii) the $2.23 billion Special Distribution in connection with the Asset Sale; and (iii) the $57.9 million Special Units Distribution in connection with the Asset Sale. See “Note 2 to the Condensed Consolidated Financial Statements” for further discussion on the Asset Sale and “Note 5 to the Condensed Consolidated Financial Statements” for further detail on these distributions.

For the three months ended March 31, 2020, our cash flows provided by operating activities on a GAAP basis were $3.6 million, as compared to our aggregate total gross Ordinary Distribution declared of $2.0 million. For the three months ended March 31, 2019, our cash flows provided by operating activities on a GAAP basis were $19.3 million, as compared to our aggregate total gross distributions declared of $25.2 million.
Refer to “Note 5 to the Condensed Consolidated Financial Statements” for further detail on distributions.
Redemptions. For the three months ended March 31, 2020 and 2019, we received eligible redemption requests related to approximately 39,000 and 582,000 shares of our common stock, respectively, all of which we redeemed using cash flows from operating activities, for an aggregate amount of approximately $48,000, or an average price of $1.25 per share, and approximately $5.7 million, or an average price of $9.80 per share, respectively.
In connection with our original announcement of the Merger Agreement described in “Note 2 to the Condensed Consolidated Financial Statements,” we suspended our share redemption program, effective as of the third quarter of 2019. Following the closing of the Asset Sale, we reinstated the share redemption program solely with respect to redemptions requested in connection with the death of a shareholder. The aggregate dollar amount of redemptions that can be made under the program following its reinstatement is capped at $1.0 million.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2019 was disclosed in our 2019 Form 10-K. There were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. As of March 31, 2020, our critical accounting estimates have not changed from those described in our 2019 Form 10-K.

SUBSEQUENT EVENTS
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. While we and the BTC Partnerships did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. Within the BTC Partnerships’ existing portfolio, we collected 96% of April rent (based on gross rent), compared to average annual collections of over 98% prior to the pandemic. We can provide no assurances that we will be able to continue to collect rent at comparable levels. In addition, at this time, we cannot predict the ultimate impact to the process or timing of completing liquidation of our remaining assets and making final distributions to our shareholders. It is possible that we will delay liquidation to a date later than we originally expected in an effort to realize the maximum value for our remaining assets.
In April and May 2020, the BTC Partnerships received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. We are evaluating each customer rent relief request on an individual basis, considering a number of factors. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. Not all customer requests will ultimately result in modification of lease agreements, nor are we forgoing our contractual rights under our lease agreements. We can provide no assurances that we will be able to recover unpaid rent.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. All of our debt other than the debt incurred by the BTC Partnerships was repaid in connection with the closing of the Asset Sale in January 2020 and, as such, as of March 31, 2020, we had no debt outstanding other than the debt incurred by the BTC Partnerships.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2019 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
With the exception of the risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2019 Form 10-K.
The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and will likely have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent the current COVID-19 outbreak, or future pandemics, cause customers to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. COVID-19 has also spread to every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.
The outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel.
Nearly all U.S. cities and states, including cities and states where our properties are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. We expect that additional states and cities will implement similar restrictions and there can be no assurances as to the length of time these restrictions will remain in place. The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown or global recession.
The effects of COVID-19 or another pandemic could adversely affect us, the BTC Partnerships, and/or the BTC Partnerships’ customers due to, among other factors:

•
the unavailability of personnel, including executive officers and other leaders that are part of the management team and the inability to recruit, attract and retain skilled personnel-to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work-business and operating results may be negatively impacted;

•
difficulty accessing debt and equity capital on attractive terms, or at all-a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect the BTC Partnerships’ and their customers’ ability to access capital necessary to fund development projects and business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;

•
customers’ inability to pay rent on their leases with the BTC Partnerships or our inability, as the general partner of the BTC Partnerships, to re-lease space that is or becomes vacant, which inability, if extreme, could impact the timing and amount of liquidating distributions to our shareholders; and

•	an inability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•	delays or other impacts to the BTC Partnerships’ development projects due to governmental shutdowns, entitlement delays, material delays, or labor shortages; and

•	increases to the BTC Partnerships’ construction costs resulting from material and labor shortages.
Because the properties we own through our interests in the BTC Partnerships are located in the United States, COVID-19 has begun and will continue to impact the properties and their operating results given its continued spread within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results.
Customers and potential customers of the properties we own through our interests in the BTC Partnerships operate in industries that are being adversely affected by the disruption to business caused by this global outbreak. Customers or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. A significant number of our customers have requested rent concessions and more customers may request rent concessions or may not pay rent in the future. This could lead to increased customer delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results and the value of our shares.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our real estate property holdings through the BTC Partnerships are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of our shares. In addition, while it is too early to determine the impact COVID-19 will have on the timing of our ultimate liquidation and the payment of additional distributions to our shareholders, it is possible that we will delay our liquidation beyond the date that we originally expected in an effort to realize the maximum value for our remaining assets.
The current outbreak of COVID-19 and resulting impacts on the U.S. economy and financial markets has created extreme uncertainty and volatility with respect to the current and future values of real estate, and therefore our current estimated NAV per share, as well as the market value of the debt incurred by the BTC Partnerships. As a result, our NAV per share may not reflect the actual realizable value of our underlying properties at any given time or the market value of debt incurred by the BTC Partnerships.
The current outbreak of COVID-19 and resulting impacts on the U.S. economy and financial markets have created extreme uncertainty and volatility with respect to the current and future values of real estate and real estate-related assets, borrowings and hedges. The recent COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The fallout from the ongoing pandemic on our investments is uncertain; however, it is expected to have a negative impact on the overall real estate market. In addition, slower transaction volume may result in less data for assessing real estate values. This increases the risk that our current estimated NAV per share may not reflect the actual realizable value of our interests in the underlying properties owned by the BTC Partnerships at any given time, as valuations and appraisals of the properties and real estate-related assets are only estimates of market value as of January 8, 2020, the last date at which our NAV was estimated, and may not reflect the changes in values resulting from the COVID-19 pandemic, as this impact is occurring rapidly and is not immediately quantifiable. Our share redemption program is available on a limited basis in connection with the death of a shareholder. To the extent real estate values decline after the date we disclose our NAV, whether due to the COVID-19 outbreak or otherwise, we may overpay to redeem our shares, which would adversely affect the investment of non-redeeming stockholders.

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

10.1
Third Amended and Restated Limited Partnership Agreement of Industrial Property Operating Partnership LP, effective February 3, 2020. Incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Industrial Property Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 12, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL PROPERTY TRUST

May 12, 2020	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

May 12, 2020	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)